Form 10-K
period 1993-10-31
LONGVIEW FIBRE CO
filed 1994-01-26
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1993    Commission File No.     0-1370

                            LONGVIEW FIBRE COMPANY
            (Exact name of registrant as specified in its charter)

               Washington                                91-0298760
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           Longview, Washington                             98632
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (206) 425-1550

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered

 Common Stock, $1.50 Ascribed Value            New York Stock Exchange

  Rights to purchase Common Stock              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None
                                                            (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes   X    No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Market value per share $ 22.625 as of December 31, 1993 Total $1,028,930,587

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1993.         51,881,819   shares outstanding

                  DOCUMENTS INCORPORATED BY REFERENCE
PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                        dated December 15, 1993.

                                     PART I
ITEM 1.   BUSINESS

(a)   General Development of Business

      Longview Fibre Company, was incorporated on November 17, 1989 in the State of Washington as a successor to a company of the same name incorporated in the State of Delaware on August 2, 1926. No general development of material importance has occurred during the past fiscal year.

(b)   Financial Information about Industry Segments

      This item is completed by reference to Note 12 of Item 8 of this Form
      10-K.

(c)   Narrative Description of Business

      (1)  Business Done and Intended to be Done

           (i) Principal Products, Markets and Methods of Distribution

               Logs - The company owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export market.

               Paper and Paperboard - Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.

               Wrapping paper and converting paper (paper in large rolls for use by manufacturers of bags and other items) are sold by the company's sales force working out of San Francisco, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia or through paper merchants. Sales are made primarily in the domestic market with some grades of paper sold in the export market.

               Containerboard is sold in the export market and in the Pacific Coast states.

               Converted Products - The company's fourteen converting plants in ten states produce shipping containers and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 66% of the Longview mill production.

               Bags are sold by the company's sales force working out of San Francisco and Los Angeles, California; Longview, Washington; and Waltham, Massachusetts. Sales are made directly or through paper merchants.

               Corrugated and solid fibre boxes are sold by the company's offices located at Longview, Seattle and Yakima, Washington; Portland, Oregon; San Francisco and Oakland, California; Twin Falls, Idaho; Spanish Fork, Utah; Milwaukee, Wisconsin; Rockford, Illinois; Cedar Rapids, Iowa; Minneapolis, Minnesota; Amsterdam, New York; and Springfield, Massachusetts.

               The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.
                                          1993     1992    1991
               Logs                        24%      17%     14%
               Paper and Paperboard        28%      34%     35%
               Converted Products          48%      49%     51%

          (ii) There has been no public announcement, or information which has become public, about a new product or line of business requiring the investment of a material amount of total assets of the company.

         (iii) Wood Supply and Timberlands - The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste and augmented by log chipping operations owned by the Company and others. Wood chip costs were about one percent higher than in the prior year.

               Lockup of federal and state timber for so-called threatened species (spotted owls and marbled murrelets) continues with no relief in sight. This keeps chip costs up, but enhances log revenues. Any adverse effect on our ability to log our private lands due to threatened species is presently estimated at under six percent.

               The Leavenworth sawmill is improving. Dry kilns are being installed. When these are operative (estimated early 1994), operations should be in the black.

               The company operates its 529,730 acres of tree farms on a sustained yield basis with rotations between 50 and 70 years; no large inventory of mature trees is maintained.

          (iv) Patents, trademarks, licenses, franchises and concessions held do not play an important part in the business of the company.

           (v) No material portion of the business of the company is seasonal.

          (vi) The practice of the company and the industry does not require an abnormal amount of working capital.

         (vii) The loss of a single customer, or a few customers, would not have a material effect on the business of the company.

        (viii) The backlog of orders is not material to an understanding of the business of the company.

          (ix) There is no material portion of the business subject to renegotiation or termination of contracts at the election of the Government.

           (x) Practically all merchantable logs produced from the company's timberlands are sold to independent sawmills and plywood plants which purchase a substantial part of their log requirements, to
               U. S. exporters or direct to foreign importers. The company continues to emphasize quality, service, continuity and design of products to meet customers special needs. Accordingly, the company believes it is in an acceptable competitive posture as to its primary products in spite of high wood fiber costs in the region. As to converted products, the company believes it competes on even terms in highly competitive markets avoiding large accounts which have reached excessive loss levels.

          (xi) The amount spent on research and development is completed by reference to Note 11 of Item 8 of this Form 10-K.

         (xii) Estimated capital expenditures for environmental protection are $1,000,000 per year for 1994 and 1995.

        (xiii) The company has approximately 3,500 employees.

(d)   Financial Information about Foreign and Domestic Operations and Export
      Sales

      Segment information (including amount of export sales) is completed by reference to Note 12 of Item 8 of this Form 10-K.

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

Logs - As of October 31, 1993 the company owned in fee 529,730 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever purchasable at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations between 50 and 70 years. No large inventory of mature trees is maintained.

Paper and Paperboard - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 76% during fiscal 1993.

Converted Products - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following twelve locations there are factories for the production of converted products:

        Oakland, California               Corrugated Boxes Only
        Twin Falls, Idaho                    "        "    "
        Rockford, Illinois                   "        "    "
        Cedar Rapids, Iowa                   "        "    "
        Springfield, Massachusetts           "        "    "
        Minneapolis, Minnesota               "        "    "
        Amsterdam, New York                  "        "    "
        Seattle, Washington                  "        "    "
        Yakima, Washington                   "        "    "
        Spanish Fork, Utah           Corrugated Boxes, Grocery Bags and
                                            Merchandise Bags
        Milwaukee, Wisconsin         Corrugated and Solid Fibre Boxes
        Waltham, Massachusetts              Merchandise Bags

The volume of converted products sold decreased during the past fiscal year. Capacity is available for increased sales.

Other - The company owns mineral rights on the majority of its tree farm acres. Revenues from minerals are immaterial. Natural gas from company lands in Columbia County, Oregon produce some royalty income. These revenues make land ownership more attractive, but to date have had an immaterial impact on overall corporate results.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the Shareholders.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)(1)(ii) Transaction prices per share as reported on the New York Stock Exchange are reported below.

             Fiscal           1993              1992
            Quarter      High     Low      High     Low
             1st        $18.75  $15.88    $16.00  $10.38
             2nd         20.25   16.00     18.75   14.75
             3rd         18.25   15.75     17.25   14.63
             4th         18.25   15.88     17.38   12.88

(b)(1)  The company estimates it now has approximately 11,650 shareholders.

(c)(1)  Dividends per share paid in fiscal 1993, 1992 and 1991:

                         1993         1992         1991
        January         $0.10        $0.10        $0.13
        April            0.10         0.10         0.13
        July             0.10         0.10         0.13
        October          0.22         0.22         0.13
                        $0.52        $0.52        $0.52

       The Directors have declared a regular dividend of $0.13 per share to be paid on January 10, 1994, to shareholders of record on December 24, 1993.

       Restrictions on the company's ability to pay cash dividends are completed by reference to Notes 5, 10 and 13 of Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

LONGVIEW FIBRE COMPANY
                                SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)              1993       1992       1991       1990       1989
STATEMENT OF INCOME
Net sales. . . . . . . . . . . . . . . . . . . . $689,551   $690,998   $644,000   $685,473   $697,725
  Logs . . . . . . . . . . . . . . . . . . . . .  166,822    114,944     90,785     94,615     80,113
  Paper and paperboard . . . . . . . . . . . . .  189,787    234,119    223,260    241,974    256,167
  Converted products . . . . . . . . . . . . . .  332,942    341,935    329,955    348,884    361,445
Cost of products sold, including outward freight  554,984    571,453    556,329    530,246    544,518
Gross profit . . . . . . . . . . . . . . . . . .  134,567    119,545     87,671    155,227    153,207
Selling, administrative and general expenses . .   49,994     48,971     46,737     46,752     43,461
Operating profit . . . . . . . . . . . . . . . .   84,573     70,574     40,934    108,475    109,746
  Logs . . . . . . . . . . . . . . . . . . . . .  101,471     61,006     45,286     51,781     41,350
  Paper and paperboard . . . . . . . . . . . . .   (2,181)    14,398     15,183     42,483     46,334
  Converted products . . . . . . . . . . . . . .  (14,717)    (4,830)   (19,535)    14,211     22,062
Interest expensed. . . . . . . . . . . . . . . .  (22,772)   (24,356)   (24,211)   (17,056)   (12,871)
Other income . . . . . . . . . . . . . . . . . .    1,287      1,169      5,780      1,422      3,544
Income before income taxes . . . . . . . . . . .   63,088     47,387     22,503     92,841    100,419
Provision for income taxes . . . . . . . . . . .   22,800     15,300      5,860     31,700     33,900
Net income . . . . . . . . . . . . . . . . . . .   40,288     32,087     16,643     61,141     66,519

PER SHARE
Net income . . . . . . . . . . . . . . . . . . . $   0.78   $   0.62   $   0.32   $   1.13   $   1.21
Dividends. . . . . . . . . . . . . . . . . . . .     0.52       0.52       0.52       0.52       0.48
Earnings reinvested in the business. . . . . . .     0.26       0.10      (0.20)      0.61       0.73
Shareholders' equity at year-end . . . . . . . .     7.69       7.39       7.29       7.49       7.05
Average shares outstanding (thousands) . . . . .   51,785     51,688     51,698     54,309     55,075
Shares outstanding at year-end (thousands) . . .   51,882     51,685     51,693     51,710     54,681

BALANCE SHEET DATA
Total assets . . . . . . . . . . . . . . . . . . $944,373   $950,768   $926,852   $873,901   $738,924
Working capital. . . . . . . . . . . . . . . . .   34,308     30,119     27,791     26,578     31,356
Capital assets . . . . . . . . . . . . . . . . .  767,130    777,655    768,406    724,315    600,869
Deferred taxes . . . . . . . . . . . . . . . . .  (97,693)   (83,266)   (79,569)   (73,076)   (61,950)
Long-term debt . . . . . . . . . . . . . . . . .  327,486    362,400    356,025    303,450    194,505
Shareholders' equity . . . . . . . . . . . . . .  398,795    382,117    377,035    387,478    385,396

OTHER DATA
Sales:  Logs, thousands of board feet. . . . . .  237,000    243,000    218,000    224,000    212,000
        Paper, tons. . . . . . . . . . . . . . .  226,000    253,000    249,000    273,000    294,000
        Paperboard, tons . . . . . . . . . . . .   96,000    174,000    119,000    126,000    137,000
        Converted products, tons . . . . . . . .  506,000    525,000    520,000    539,000    570,000
        Logs, $/thousand board feet. . . . . . . $    704   $    474   $    417   $    423   $    378
        Paper, $/ton FOB mill equivalent . . . .      608        607        625        617        590
        Paperboard, $/ton FOB mill equivalent. .      311        320        340        352        387
        Converted products, $/ton. . . . . . . .      658        651        635        647        634
Primary production, tons . . . . . . . . . . . .  822,000    894,000    831,000    873,000    918,000
Employees. . . . . . . . . . . . . . . . . . . .    3,500      3,450      3,400      3,450      3,500
Funds:  Used for plant and equipment . . . . . . $ 53,256   $ 66,744   $101,950   $133,088   $127,678
        Used for timber and timberlands. . . . .    4,700      7,579      1,730     40,627      7,957

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS 1993 vs. 1992

1993 was the fifth unsatisfactory year in a row. While earnings improved by 26%, they are 58% below 1988 when shareholders' equity was 11% lower.

Log profits increased from $61,006,000 to $101,471,000 in fiscal 1993. The 66% improvement was primarily due to a 49% increase in average price. Footage sold decreased by 2%. Demand and prices remain at good levels in both the export and domestic markets but are below peak 1993 levels.

The company operates its 529,730 acres of tree farms on a sustained yield basis with rotations between 50 and 70 years. Based on recent purchases and sales, we now estimate the value of the tree farms to be between six and nine times book value. Substantial new acquisitions completed after the end of the fiscal year are at market value; when they appear in subsequent balance sheets, the multiplier to estimate market value will, of course, be lower.

The lockup of federal and state timber for so-called threatened species (spotted owls and marbled murrelets) continues with no relief in sight. The resulting reduced log supply in the marketplace keeps log prices at very good levels. Any adverse effect on our ability to log our private lands is presently estimated at under 6%.

For the year, sales of paper and paperboard decreased 19% while operating results declined from $14,398,000 to $(2,181,000). Tonnage sold during the year decreased 25% while the average prices for paper held steady at year ago levels and the average price for paperboard declined 3%.

Slow recovery from the recession and intense competitive conditions have kept mill production at about 76%. Chip costs were high and depreciation costs increased. Aggressive recycling of old corrugated containers helped control fiber costs and facilitated product marketing. An additional pulper will shortly be installed which will permit utilization of purchased bleached pulp in lieu of bleaching on-site. This will reduce chip demand and defer a decision on how to replace our old bleach plants, which while they meet current environmental rules could not meet proposed EPA rules to be effective in 1997 or 1998.

Labor costs in the Pacific Northwest paper industry were bargained to very high levels when the region had low chip costs and could afford wages substantially above typical manufacturing rates. But with the reduction of government timber sales, chip costs in the region are now around two-thirds higher than those of the South. The premium wage rates are now a severe penalty.

Current high chip costs, which are about 1% higher than in the prior year, put the Pacific Northwest mills at a disadvantage in competing with mills in other regions. Over time, one can expect this disadvantage to become less. Supply-demand balance should be helped by reduced chip exports, increased imports, more recycling, pulp mill closures, pulp wood plantations and the reduction in diameter of logs sawn which increases the ratio of chips to lumber.

Chip costs in other regions are likely to rise because of increased exports, increased consumption and environmental constraints.

Converting results declined from $(4,830,000) in fiscal 1992 to $(14,717,000) in fiscal 1993. Sales declined 3% due to a 4% decrease in tonnage sold. Average price improved by 1%. Operating losses increased due to higher costs of containerboard used to manufacture boxes.

Paper, paperboard and corrugated box demand remained below industry capacity. Major competitors continue depressed price levels in the mistaken belief that market share and full operation in weak markets are more desirable than adequate margins.

The company continues to emphasize quality, service, continuity and the design of products to meet customers special needs, avoiding large accounts which have reached excessive loss levels.

Sale of power continues to make a substantial reduction in net cost of power used.

Selling, administrative and general expenses were 7% of sales in fiscal 1993 and fiscal 1992. Interest expensed decreased 7% in fiscal 1993 as compared with fiscal 1992 due to lower borrowing and lower interest rates.

A harsh governmental climate for business, especially for forest products and manufacturing industries, plus a weak world economy, make the prospects for recovery appear limited. If a sharp recovery should occur, the company's ability to take full advantage thereof may be limited by raw material availability. Should this happen, the company will move away from its lowest margined sales and will thus materially improve results. A dawdling recovery seem more likely, which would postpone any dramatic restoration of results to the previous peak level.


RESULTS OF OPERATIONS 1992 vs. 1991

1992 was the fourth unsatisfactory year in a row. While earnings improved by 93%, they were 67% below 1988 when shareholders' equity was 8% lower.

Log profits increased from $45,286,000 in fiscal 1991 to $61,006,000 in fiscal 1992. The 35% improvement was due to an 11% increase in footage sold and a 14% increase in average price. Demand and prices remain strong in both the export and domestic markets.

The company operates its 527,800 acres of tree farms on a sustained yield basis with rotations between 50 and 70 years. Based on recent purchases and sales, we now estimate the value of the tree farms to be between five and seven times book value.

Lockup of federal and state timber for so-called threatened species (spotted owls and marbled murrelets) continues with no relief in sight. The resulting reduced log supply in the marketplace keeps log prices at very good levels.

Any adverse effect on our ability to log our private lands is presently estimated at under 3%.

For the year, sales of paper and paperboard improved 5% while operating profits declined from $15,183,000 in fiscal 1991 to $14,398,000 in fiscal 1992.
Tonnage sold during the year increased 16% while average prices for paper and paperboard decreased 3% and 6% respectively.

Slow recovery from the recession and intense competitive conditions kept mill production at about 85% of capacity. Depreciation and interest costs increased due to the completion of major capital projects such as Number 22 recovery furnace. Labor costs remain high as do chip costs which were about 1% higher than the prior fiscal year.

Converting results improved from $(19,535,000) in fiscal 1991 to $(4,830,000) in fiscal 1992. Sales improved 4% due to a 3% increase in average price and modest increase in tonnage sold. Operating losses were reduced due to lower costs of containerboard used to manufacture boxes and a better product mix.

Demand for paper, paperboard and corrugated boxes remained below industry capacity. Product markets remain chaotic. Announced price increases are often not implemented. Excessively leveraged competitors continue to dump products in markets they do not customarily serve. Competitive earnings clearly show the futility of such dumping. Any competitor who succeeds in remaining sold out during slow business will inevitably disappoint some customers in a strong market.

The company continues to try to earn sales by quality, service, continuity and the design of custom grades and products, not by price cutting. The twelve machines with varied but overlapping capabilities, and with considerable flexibility in switching from paper to board or from liner to corrugating medium, permit excellent response to customer needs.

Sale of power continues to make a substantial reduction in net cost of power used.

Selling, administrative and general expenses were 7% of sales in fiscal 1992 and fiscal 1991. Interest expensed increased modestly due to increased borrowing and proportionately less interest attributable to uncompleted capital projects.

Short-term prospects continue to appear to be mediocre. Industry expansion appears to be modest and if and when strong economic recovery occurs, earnings should improve materially.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations increased $22,161,000 in 1993 compared with 1992 due primarily to increased earnings and increases in noncash charges to earnings such as depreciation, depletion and deferred taxes.

Working capital was $34,308,000 at October 31, 1993 compared to $30,119,000 at October 31, 1992.

Long-term debt, current installments of long-term debt and short-term borrowings decreased by $35,596,000 in 1993 due to reduced capital expenditures and increased cash provided by operations.

At October 31, 1993, the company had bank lines of credit totaling $247,000,000. Of this amount, $170,000,000 was under a credit agreement with a group of banks expiring February 28, 1995, with renewal provisions beyond that date. The company had outstanding $150,000,000 of notes payable under this agreement at October 31, 1993. Also available was $77,000,000 of bank credit lines for additional borrowing needs. At October 31, 1993, the company had an outstanding balance of $30,000,000 under these credit lines. The unused portion of all bank lines of credit was $67,000,000 as of October 31, 1993, which is adequate for anticipated future needs.

Also outstanding at October 31, 1993 were senior notes of $157,500,000 and revenue bonds of $28,900,000.

Expenditures for fiscal 1993 for plant and equipment were $53,256,000 and for timberland $4,700,000. Expenditures for fiscal 1992 for plant and equipment were $66,744,000. The backlog of approved capital projects as of October 31, 1993 is $56,000,000. Timberland purchases of $26,000,000 closed after October 31, 1993.

Capital projects:
Capacity of the old corrugated container (OCC) recycling plant will be increased by 33% in the first quarter of fiscal 1994.

The Leavenworth sawmill operation is improving. Dry kilns are being installed. When these are operative (estimated early 1994), operations should be in the black.

Engineering is proceeding on a 50,000 average kw cogeneration plant. When all necessary permits are received, the project can proceed. Cost of the plant is included in the capital backlog.

Capital investments in plant and equipment are expected to average $45,000,000 per year.

During fiscal 1993 the company purchased 17,973 shares of its stock for an average price of $16.62 per share. During fiscal 1992, the company purchased 8,323 shares for an average price of $15.29 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1993 is 21,198,381 shares for $93,518,674 at an average cost of $4.41 per share. Stock purchases increase interest costs and thus reduce corporate earnings. In most years when earnings are good, they increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $.52 per share were paid in fiscal 1993 and 1992. Shareholders' equity increased $16,678,000 in fiscal 1993 as compared with an increase of $5,082,000 in fiscal 1992.

Due to timberland purchases of $26,000,000, total borrowing will increase during the first fiscal quarter of 1994. It is expected that near-term capital expenditures will be financed from internally generated funds.

OTHER
The company has in place a process of reviewing any known environmental exposures which includes determining the costs of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assete, although most of the inflationary effect of inventories is already portrayed in the consolidated income statement by the use of the LIFO method of inventory valuation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE
Financial Statements:

   Report of Independent Accountants . . . . . . . . . . . . . . .   13
   Consolidated Statements of Income for the
    three years ended October 31, 1993 . . . . . . . . . . . . . .   14
   Consolidated Statements of Shareholders'
    Equity for the three years ended October 31, 1993. . . . . . .   14
   Consolidated Balance Sheets at October 31,
    1993, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . .   15
   Consolidated Statements of Cash Flows for
    the three years ended October 31, 1993 . . . . . . . . . . . .   16
   Notes to Consolidated Financial Statements. . . . . . . . . . .   17


Financial Statement Schedules:

    V - Property, Plant and Equipment. . . . . . . . . . . . . . .   26
   VI - Accumulated Depreciation, Depletion and Amortization
        of Property, Plant and Equipment . . . . . . . . . . . . .   28


Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions.

\s\ Price Waterhouse
Price Waterhouse


Portland, Oregon
December 8, 1993

CONSOLIDATED STATEMENT OF INCOME
                                                     Years Ended October 31

(thousands except per share)                        1993       1992       1991
Net sales. . . . . . . . . . . . . . . . . . .  $689,551   $690,998   $644,000
      Logs . . . . . . . . . . . . . . . . . .   166,822    114,944     90,785
      Paper and paperboard . . . . . . . . . .   189,787    234,119    223,260
      Converted products . . . . . . . . . . .   332,942    341,935    329,955
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   554,984    571,453    556,329
Gross profit . . . . . . . . . . . . . . . . .   134,567    119,545     87,671
Selling, administrative and general expenses .    49,994     48,971     46,737
Operating profit . . . . . . . . . . . . . . .    84,573     70,574     40,934
      Logs . . . . . . . . . . . . . . . . . .   101,471     61,006     45,286
      Paper and paperboard . . . . . . . . . .    (2,181)    14,398     15,183
      Converted products . . . . . . . . . . .   (14,717)    (4,830)   (19,535)
Interest income. . . . . . . . . . . . . . . .       329        357      1,290
Interest expensed. . . . . . . . . . . . . . .   (22,772)   (24,356)   (24,211)
Miscellaneous. . . . . . . . . . . . . . . . .       958        812      4,490
Income before income taxes . . . . . . . . . .    63,088     47,387     22,503
Provision for taxes on income (see Note 9)
Current. . . . . . . . . . . . . . . . . . . .    13,055     11,603       (633)
Deferred . . . . . . . . . . . . . . . . . . .     9,745      3,697      6,493
                                                  22,800     15,300      5,860

Net income . . . . . . . . . . . . . . . . . .  $ 40,288   $ 32,087   $ 16,643
      Per share. . . . . . . . . . . . . . . .  $   0.78   $   0.62   $   0.32


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1993       1992       1991
Common stock:
      Balance at beginning of year . . . . . .  $ 77,527   $ 77,540   $ 77,565
      Issued . . . . . . . . . . . . . . . . .       323        -          -
      Ascribed value of stock purchased. . . .       (27)       (13)       (25)
      Balance at end of year . . . . . . . . .  $ 77,823   $ 77,527   $ 77,540
Additional paid-in capital:
      Balance at beginning of year . . . . . .  $    -     $     -    $    -
      On common stock issued . . . . . . . . .     3,306         -         -
      Balance at end of year . . . . . . . . .  $  3,306   $     -    $    -
Retained earnings:
      Balance at beginning of year . . . . . .  $304,590   $299,495   $309,913
      Net income . . . . . . . . . . . . . . .    40,288     32,087     16,643
      Less cash dividends on common stock
        ($0.52 per share). . . . . . . . . . .   (26,940)   (26,878)   (26,883)
      Less purchases of common stock . . . . .      (272)      (114)      (178)
      Balance at end of year . . . . . . . . .  $317,666   $304,590   $299,495
Common shares:
      Balance at beginning of year . . . . . .    51,685     51,693     51,710
      Issued . . . . . . . . . . . . . . . . .       215        -          -
      Purchases. . . . . . . . . . . . . . . .       (18)        (8)       (17)
      Balance at end of year . . . . . . . . .    51,882     51,685     51,693

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1993       1992       1991
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .   $  82,563  $  91,671  $  84,121
  Allowance for doubtful accounts. . . . . .      (1,000)      (750)      (750)
Taxes on income, refundable. . . . . . . . .         -          -        3,620
Inventories (see Note 3) . . . . . . . . . .      59,674     55,741     48,390
Other. . . . . . . . . . . . . . . . . . . .       7,081      1,883      2,074
            Total current assets . . . . . .     148,318    148,545    137,455
Capital assets:
Buildings, machinery and equipment at cost .   1,164,411  1,124,957  1,070,637
  Accumulated depreciation . . . . . . . . .     548,538    499,228    452,619
    Costs to be depreciated in future
     years (see Note 2). . . . . . . . . . .     615,873    625,729    618,018
Plant sites at cost. . . . . . . . . . . . .       2,423      2,423      2,318
                                                 618,296    628,152    620,336
Timber at cost less depletion. . . . . . . .     129,372    129,206    127,431
Roads at cost less amortization. . . . . . .       9,198     10,628     12,184
Timberland at cost . . . . . . . . . . . . .      10,264      9,669      8,455
                                                 148,834    149,503    148,070
              Total capital assets . . . . .     767,130    777,655    768,406
Other assets . . . . . . . . . . . . . . . .      28,925     24,568     20,991
                                               $ 944,373  $ 950,768  $ 926,852

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .   $   8,363  $   7,193  $   9,022
Accounts payable . . . . . . . . . . . . . .      40,219     42,796     44,049
Short-term borrowings (see Note 4) . . . . .      20,000     35,000      9,000
Payrolls payable . . . . . . . . . . . . . .       8,973      8,431      7,054
Federal income taxes payable . . . . . . . .       1,502      4,057        -
Other taxes payable. . . . . . . . . . . . .      15,010     15,324     14,714
Current installments of long-term debt . . .      19,943      5,625     25,825
             Total current liabilities . . .     114,010    118,426    109,664
Long-term debt (see Note 5)  . . . . . . . .     327,486    362,400    356,025
Deferred taxes - net (see Note 9). . . . . .      97,693     83,266     79,569
Other liabilities. . . . . . . . . . . . . .       6,389      4,559      4,559
Commitments (see Note 10). . . . . . . . . .         -          -          -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares         -          -          -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,881,819, 51,684,792 and 51,693,115
 shares respectively (see Note 13) . . . . .      77,823     77,527     77,540
Additional paid-in capital . . . . . . . . .       3,306        -          -
Retained earnings. . . . . . . . . . . . . .     317,666    304,590    299,495
             Total shareholders' equity. . .     398,795    382,117    377,035
                                               $ 944,373  $ 950,768  $ 926,852

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Years Ended October 31

(thousands)                                         1993       1992       1991
Cash provided by (used for) operations:
Net income . . . . . . . . . . . . . . . . .    $ 40,288   $ 32,087   $ 16,643
Charges to income not requiring cash -
    Depreciation . . . . . . . . . . . . . .      60,859     57,371     52,396
    Depletion and amortization . . . . . . .       8,166      6,036      5,600
    Deferred taxes - net . . . . . . . . . .       9,745      3,697      6,493
    (Gain) loss on disposition of
     capital assets. . . . . . . . . . . . .       1,437        797     (1,285)

Change in:
   Inventories . . . . . . . . . . . . . . .      (3,190)    (7,351)      (353)
   Taxes on income, refundable . . . . . . .         -        3,620     (3,620)
   Other . . . . . . . . . . . . . . . . . .        (516)       191       (299)
   Accounts and notes receivable . . . . . .       9,358     (7,550)    (2,173)
   Accounts, payrolls and other
    taxes payable. . . . . . . . . . . . . .      (3,049)     6,477       (271)
   Federal income taxes payable. . . . . . .      (2,555)     4,057     (1,769)
   Other noncurrent assets . . . . . . . . .      (4,357)    (3,577)    (3,321)
   Other noncurrent liabilities. . . . . . .       1,830        -          -
Cash provided by operations. . . . . . . . .     118,016     95,855     68,041

Cash provided by (used for) investing:
Additions to:  Plant and equipment . . . . .     (53,256)   (66,744)  (101,950)
               Timber and timberlands. . . .      (4,700)    (7,579)    (1,730)
Proceeds from sale of capital assets . . . .         905        871      2,878
Cash used for investing. . . . . . . . . . .     (57,051)   (73,452)  (100,802)

Cash provided by (used for) financing:
Additions to long-term debt. . . . . . . . .      21,029     35,000    100,000
Reduction in long-term debt. . . . . . . . .     (41,625)   (48,825)   (37,655)
Short-term borrowings. . . . . . . . . . . .     (15,000)    26,000    (14,877)
Payable to bank resulting from
 checks intransit. . . . . . . . . . . . . .       1,170     (1,829)     9,022
Accounts payable for construction. . . . . .         700     (5,744)     2,451
Cash dividends . . . . . . . . . . . . . . .     (26,940)   (26,878)   (26,883)
Purchase of common stock . . . . . . . . . .        (299)      (127)      (203)
Cash provided by (used for) financing. . . .     (60,965)   (22,403)    31,855

Decrease in cash position. . . . . . . . . .         -          -         (906)
Cash position, beginning of year . . . . . .         -          -          906
Cash position, end of year . . . . . . . . .    $    -     $    -     $    -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized) . . . .    $ 23,231   $ 24,037   $ 23,484
Capitalized interest . . . . . . . . . . . .         548      2,670      4,192
Income taxes . . . . . . . . . . . . . . . .      16,134      9,727      5,061

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES:

Principles of consolidation
The financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out method except for supplies at current averages.

Property and depreciation
Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. When properties are sold or otherwise disposed, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 60 years for buildings and principally from 12 to 16 years for machinery and equipment.

Timberlands, depletion and amortization
Timber, timberlands and timber roads are stated at cost. Provision for depletion of timber and amortization of logging roads represents charges per unit of production (footage cut) based on the estimated recoverable timber. No gain or loss is recognized on timberland exchanges since the earnings process is not considered complete until timber is harvested and marketed.

Earnings per share
Net income per common share is computed on the basis of weighted average shares outstanding of 51,785,201, 51,688,336 and 51,697,653 for 1993, 1992 and 1991,
respectively.

Pension and other benefit plan costs
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

The Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted during 1993. FAS 106 requires the company to accrue the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period. The company elected to amortize the unrecognized transition obligation over 20 years. The transition obligation is $10 million as of November 1, 1992. The annual pretax costs for postretirement benefits other than pensions are $2 million greater in 1993 under the provisions of FAS 106 than under the company's prior "pay-as-you-go" method of accounting (see Note 7).

Income taxes
The Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," was adopted during 1993. FAS 109 requires a change from the deferred method to the asset and liability method of accounting for income taxes.

Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The cumulative effect of the change in the method of accounting for income taxes as of the beginning of fiscal 1993 was not material. Financial statements for prior years have not been restated (see Note 9).

Revenue recognition
The company generally recognizes revenues when goods are shipped.

NOTE 2 - BUILDINGS, MACHINERY AND EQUIPMENT:
At Cost - net of accumulated depreciation consist of the following:

                                            October 31
(thousands)                           1993        1992        1991
Buildings - net . . . . . . . .   $ 39,644    $ 38,726    $ 39,749
Machinery and equipment - net .    576,229     587,003     578,269
                                  $615,873    $625,729    $618,018

NOTE 3 - INVENTORIES:
Inventories consist of the following:

                                             October 31
(thousands)                           1993        1992        1991
Finished goods. . . . . . . . .    $14,977     $12,861     $10,261
Goods in process. . . . . . . .     11,231      11,024       9,043
Raw materials and supplies. . .     33,466      31,856      29,086
                                   $59,674     $55,741     $48,390

The amounts included above for inventories valued by the LIFO method are less than replacement or current cost by approximately $39,306,000, $41,331,000 and $40,683,000 at October 31, 1993, 1992 and 1991, respectively.

NOTE 4 - SHORT-TERM BORROWINGS:
At October 31, 1993, the company had bank lines of credit totaling $247 million. Of this amount, $170 million was under a credit agreement with a group of banks providing various methods of borrowing. The company can request a "Competitive Bid" specifying dollar amounts and loan duration. The various banks may then bid, specifying rates and amounts, which the company may accept or reject. The agreement also provides for borrowings other than competitive bids, at the Euro Dollar Rate plus 5/8% or the bank's prime rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a 1/4% facility fee and a 1/8% commitment fee on the unused portion of the commitments. This agreement has an expiration date of February 28, 1995 with renewal provisions beyond that date. At October 31, 1993, the company had loans of $150 million under the credit agreement.

The company also has an agreement whereby it can borrow money by issuing notes in the commercial paper market. The $170 million credit agreement above provides credit back-up for commercial paper issued, therefore the combined borrowing under the credit agreement and the commercial paper agreement cannot exceed $170 million. During the year no commercial paper was issued.

Also available was $77 million of bank credit lines for additional borrowing needs. Of this amount, two $20 million agreements are committed lines of credit which are subject to a nominal commitment fee and expire March 31, 1995 and November 1, 1996, respectively. The other $37 million is uncommitted. At October 31, 1993, the company had an outstanding balance of $30 million under these credit lines.

Short-term borrowings of $160 million, $176 million and $199 million at October 31, 1993, 1992 and 1991, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1993        1992        1991
Notes payable October 31 . . . .   $180,000    $211,000    $208,000
Interest rate October 31 . . . .       4.0%        4.3%        6.1%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $179,601    $193,573    $186,476
Average* interest rate
 during year . . . . . . . . . .       4.2%        5.0%        7.2%
Maximum amount of notes
 payable at any month end. . . .   $195,000    $211,000    $210,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 5 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                 October 31
(thousands)                             1993        1992        1991
Senior notes due through 1999
 (7.70%-10.13%) - Note (a). . . .   $157,500    $163,125    $153,750
Revenue bonds payable through
 2015 (floating rates, currently
 2.55%-2.75%) - Note (b). . . . .     28,900      28,900      29,100
Other . . . . . . . . . . . . . .      1,029         -           -
Notes payable - banks -
 Note 4 above . . . . . . . . . .    160,000     176,000     199,000
                                     347,429     368,025     381,850
    Less current installments . .     19,943       5,625      25,825
Net long-term debt. . . . . . . .   $327,486    $362,400    $356,025

Scheduled maturities
        1995            $205,993
        1996              34,119
        1997              34,119
        1998              14,119
        1999-2015         39,136
                        $327,486

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio and restrictions on payments of dividends. Accordingly, at October 31, 1993, approximately $47 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1993 $23,900,000 was secured by liens on the equipment.

NOTE 6 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 5.25% for 1993, and 8% and 5.5% for 1992 and 1991, respectively. The expected long-term rate of return on assets was 9%.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

(thousands)                               1993         1992         1991
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $132,030     $112,824     $106,879
   Vested and nonvested . . . . . .   $132,803     $113,429     $107,574
   Projected for service
     rendered . . . . . . . . . . .   $147,395     $127,745     $121,149
Plan assets at fair value,
 primarily listed stocks. . . . . .    235,763      197,524      187,911
Excess plan assets. . . . . . . . .     88,368       69,779       66,762
Items not recognized in earnings:
 Net (asset) at adoption of FAS
   No. 87 . . . . . . . . . . . . .    (10,164)     (11,534)     (12,903)
 Unrecognized prior service cost. .      7,487        8,925        9,847
 Net (gain) subsequent to
   adoption . . . . . . . . . . . .    (63,095)     (48,438)     (47,740)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 22,596     $ 18,732     $ 15,966
Net pension (income) includes
 the following:
   Benefits earned during
    period. . . . . . . . . . . . .   $  3,203     $  3,258     $  3,138
   Interest cost on projected
    benefit obligation. . . . . . .      9,770        9,451        8,951
   Actual (return) on plan
    assets. . . . . . . . . . . . .    (45,229)     (16,098)     (60,191)
   Net amortization and deferral
    of items not recognized in
    earnings. . . . . . . . . . . .     28,392          622       45,785

Net pension (income). . . . . . . .   $ (3,864)    $ (2,767)    $ (2,317)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive during 1993, 1992 and 1991 was $857,000, $826,000 and $563,000,
respectively.

NOTE 7 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,274,000, $390,000 and $382,000 in 1993, 1992 and 1991, respectively.

The components of expense in 1993 were as follows:

(thousands)                                                          1993
Service cost . . . . . . . . . . . . . . . . . . . . . . . .    $     639
Interest cost. . . . . . . . . . . . . . . . . . . . . . . .        1,137
Amortization of unrecognized transition obligation . . . . .          498
Net periodic postretirement benefit cost . . . . . . . . . .    $   2,274

The accumulated postretirement benefit obligation, comprises the following components:

(thousands)                                                          1993
Retirees . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (2,245)
Fully eligible active plan participants. . . . . . . . . . .       (3,025)
Other active plan participants . . . . . . . . . . . . . . .      (11,268)
Total accumulated postretirement benefit obligation. . . . .      (16,538)
Unrecognized net loss. . . . . . . . . . . . . . . . . . . .          677
Unrecognized transition obligation . . . . . . . . . . . . .        9,472
Accrued postretirement benefit cost. . . . . . . . . . . . .    $  (6,389)

Future benefit costs were calculated using a health care cost trend rate of 16% for the indemnity plan and 9% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5%, is reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $2,029,000 effect on the accumulated postretirement benefit obligation as of October 31, 1993 and a $251,000 effect on the net periodic postretirement benefit cost. The weighted-average discount rate used was 8% at November 1, 1992 and 7.5% at October 31, 1993.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt at October 31, 1993 is approximately $9 million more than the stated value.

NOTE 9 - INCOME TAXES:
Provision (credit) for taxes on income is made up of the following components. The 1993 amounts reflect use of the liability method under FAS 109 while the 1992 and 1991 amounts reflect accounting using the deferred method which was required under previous rules.

(thousands)                                1993       1992       1991
Current:
  Federal. . . . . . . . . . . . . .    $12,601    $10,720    $  (401)
  State. . . . . . . . . . . . . . .        454        883       (232)
                                         13,055     11,603       (633)
Deferred:
  Federal. . . . . . . . . . . . . .      8,699      2,880      6,101
  State. . . . . . . . . . . . . . .      1,046        817        392
                                          9,745      3,697      6,493
                                        $22,800    $15,300    $ 5,860

1992 and 1991 deferred income tax provision:

(thousands)                                           1992       1991
  Depreciation . . . . . . . . . . .               $13,642    $11,690
  Alternative minimum tax. . . . . .                (9,600)    (5,652)
  Other. . . . . . . . . . . . . . .                  (345)       455
                                                   $ 3,697    $ 6,493

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1993       1992       1991
Expected federal income tax rate . .        35%        34%        34%
Foreign Sales Corporation. . . . . .        (5)        (4)        (7)
State income taxes less
  federal income tax benefit . . . .         1          2          1
Enacted rate change impacting
  deferred taxes . . . . . . . . . .         5          -          -
Other. . . . . . . . . . . . . . . .         -          -         (2)
                                            36%        32%        26%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, 1993, are as follows:

(thousands)                              Non-Current         Current
Depreciation . . . . . . . . . . . .      $119,667          $
Employee Benefit Plans . . . . . . .         8,363
Alternative Minimum Tax. . . . . . .       (24,235)
Other. . . . . . . . . . . . . . . .        (6,102)
Non-deductible accruals. . . . . . .                          (4,682)
Deferred tax liabilities (assets). .      $ 97,693          $ (4,682)

Federal income tax returns through 1985 have been settled with the Internal Revenue Service.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $56 million, $18 million and $47 million at October 31, 1993, 1992 and 1991, respectively.

NOTE 11 - SUPPLEMENTAL EXPENSE INFORMATION:

(thousands)                                1993       1992       1991
Maintenance & repairs. . . . . . . .    $63,556    $64,527    $70,297
Taxes, other than income taxes:
      Payroll. . . . . . . . . . . .     10,206     10,156      9,319
      Property . . . . . . . . . . .     10,689     10,763     11,295
      Sales and use. . . . . . . . .      3,548      3,797      4,246
      Other. . . . . . . . . . . . .      7,823      7,561      7,240
Research and development . . . . . .        462        725        788


NOTE 12 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, and augmented by log chipping operations owned by the company and others. The company's fourteen converting plants in ten states produce shipping containers, and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 66% of the Longview mill tonnage.

Included in sales to customers are export sales, principally to Japan, Hong Kong, Taiwan and Southeast Asia in 1993, 1992 and 1991 of $124,195,000, $123,604,000 and $89,588,000, respectively. All sales are made in U. S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $275,417,000, $262,105,000 and $266,305,000 have been allocated to converted products at October 31, 1993, 1992 and 1991, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                 1993        1992        1991
Sales to customers:
Logs . . . . . . . . . . . . . . . .    $166,822    $114,944    $ 90,785
Paper and paperboard . . . . . . . .     189,787     234,119     223,260
Converted products . . . . . . . . .     332,942     341,935     329,955
  Total. . . . . . . . . . . . . . .     689,551     690,998     644,000

(thousands)                                 1993        1992        1991
Income (loss) on sales:
Logs . . . . . . . . . . . . . . . .     101,471      61,006      45,286
Paper and paperboard . . . . . . . .      (2,181)     14,398      15,183
Converted products . . . . . . . . .     (14,717)     (4,830)    (19,535)
Interest expensed and other. . . . .     (21,485)    (23,187)    (18,431)
  Income before income taxes . . . .      63,088      47,387      22,503

Identifiable assets at October 31:
Logs . . . . . . . . . . . . . . . .     188,450     190,041     180,337
Paper and paperboard . . . . . . . .     278,981     302,855     279,264
Converted products . . . . . . . . .     476,942     457,872     467,251
  Total. . . . . . . . . . . . . . .     944,373     950,768     926,852

Depreciation, depletion and
amortization:
Logs . . . . . . . . . . . . . . . .      11,010       8,114       6,196
Paper and paperboard . . . . . . . .      19,907      20,225      17,533
Converted products . . . . . . . . .      38,108      35,068      34,267
  Total. . . . . . . . . . . . . . .      69,025      63,407      57,996

Additions to capital assets:
Logs . . . . . . . . . . . . . . . .       5,453      12,797      17,714
Paper and paperboard . . . . . . . .      15,162      27,898      35,922
Converted products . . . . . . . . .      37,341      33,628      50,044
  Total. . . . . . . . . . . . . . .    $ 57,956    $ 74,323    $103,680


NOTE 13 - SHAREHOLDER RIGHTS PLAN:
A Shareholder Rights Plan provides one right for each share of common stock. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20% or more of the company's voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights expire on March 1, 1999, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $4.00 ($40 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of 20% or more, or an offer to acquire 30% or more, of the company's voting stock.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters             Total
                                                                       Fiscal
(thousands except per share)      1st       2nd       3rd       4th     Year

1993
Net sales. . . . . . . . . .  $155,873  $179,045  $175,826  $178,807  $689,551
Gross profit . . . . . . . .    25,026    37,916    40,380    31,245   134,567
Net income . . . . . . . . .     5,089    13,363    14,625     7,211    40,288
Net income per share (1) . .      0.10      0.26      0.28      0.14      0.78

1992
Net sales  . . . . . . . . .  $152,696  $172,868  $177,878  $187,556  $690,998
Gross profit . . . . . . . .    23,132    32,040    31,529    32,844   119,545
Net income . . . . . . . . .     3,904     9,679     8,689     9,815    32,087
Net income per share (1) . .      0.08      0.18      0.17      0.19      0.62

1991
Net sales  . . . . . . . . .  $152,355  $158,106  $161,320  $172,219  $644,000
Gross profit . . . . . . . .    16,770    22,295    22,880    25,726    87,671
Net income . . . . . . . . .     1,458     3,279     4,523     7,383    16,643
Net income per share (1) . .      0.03      0.06      0.09      0.14      0.32

(1) Per share statistics have been computed on the average of number of shares outstanding in the hands of the public. Per share statistics for the first three quarters may vary slightly from amounts reported on an interim basis due to changes in the number of shares outstanding.

SCHEDULE V


                          PROPERTY, PLANT AND EQUIPMENT

(thousands)
                 Balance at                               Other        Balance
                 beginning    Additions                  changes-       at end
Description (7)  of period     at cost      Retirements  describe     of period

For the Year Ended October 31, 1993

Buildings. . .  $   63,957   $  2,504        $   370   $             $   66,091

Machinery and
equipment. . .   1,061,000     50,752         13,432                  1,098,320
                 1,124,957     53,256         13,802                  1,164,411
Plant sites. .       2,423        -              -                        2,423
                 1,127,380     53,256         13,802                  1,166,834

Timber . . . .     129,206      3,377            718    (5,864) (1)     129,372
                                                         3,371  (5)
Timber Roads .      10,628        968             12    (2,303) (2)       9,198
                                                           (83) (3)
Timberland . .       9,669        355             18       258  (5)      10,264
                   149,503      4,700            748    (4,621)         148,834
                $1,276,883   $ 57,956        $14,550   $(4,621)      $1,315,668



For the Year Ended October 31, 1992

Buildings. . .  $   63,672   $    539        $   254   $             $   63,957

Machinery and
equipment. . .   1,006,965     66,100         12,065                  1,061,000
                 1,070,637     66,639         12,319                  1,124,957
Plant sites. .       2,318        105            -                        2,423
                 1,072,955     66,744         12,319                  1,127,380

Timber . . . .     127,431      6,487             17    (3,769) (1)     129,206
                                                          (926) (4)
Timber Roads .      12,184        804              2    (2,267) (2)      10,628
                                                           (91) (3)
Timberland . .       8,455        288            -         926  (4)       9,669
                   148,070      7,579             19    (6,127)         149,503
                $1,221,025   $ 74,323        $12,338   $(6,127)      $1,276,883

SCHEDULE V


                          PROPERTY, PLANT AND EQUIPMENT

(thousands)
                 Balance at                               Other        Balance
                 beginning    Additions                  changes-       at end
Description (7)  of period     at cost      Retirements  describe     of period

For the Year Ended October 31, 1991

Buildings. . .  $   63,568   $  1,168        $ 1,055   $    (9) (6)  $   63,672

Machinery and
equipment. . .     932,167    100,763         24,930    (1,035)       1,006,965
                   995,735    101,931         25,985    (1,044)       1,070,637
Plant sites. .       2,017         19            -         282            2,318
                   997,752    101,950         25,985      (762)       1,072,955

Timber . . . .     127,651      1,519              6    (3,346) (1)     127,431
                                                           890  (4)
                                                           723  (6)
Timber Roads .      14,414        145            -      (2,254) (2)      12,184
                                                           (94) (3)
                                                           (27) (4)
Timberland . .       9,215         66              2      (863) (4)       8,455
                                                            39  (6)
                   151,280      1,730              8    (4,932)         148,070
                $1,149,032   $103,680        $25,993   $(5,694)      $1,221,025


(1) Depletion of timber and amortization of aerial fertilization, charged to income.
(2)     Road amortization, charged to income.
(3) Depreciation on bridges, culverts, and fire roads, charged to income.
(4)     Effect of timber trades.
(5) Timber and timberland acquired through exchange of Longview Fibre Company common stock.
(6)     Effect of Los Angeles Box Plant exchange.
(7) The methods used in computing the annual provisions are completed by reference to Item 8, Note 1 of this Form 10-K.

SCHEDULE VI


              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                        OF PROPERTY, PLANT AND EQUIPMENT

(thousands)
                              Additions                   Other
                 Balance at   charged to              changes - add    Balance
                 beginning    costs and                 (deduct) -     at end
Description      of period    expenses    Retirements    describe     of period


For the Year Ended October 31, 1993

Buildings. . . .  $ 25,231     $ 1,524      $   308       $            $ 26,447

Machinery and
  equipment. . .   473,997      59,252       11,158                     522,091
                  $499,228     $60,776      $11,466       $            $548,538



For the Year Ended October 31, 1992

Buildings. . . .  $ 23,923     $ 1,496      $   188       $            $ 25,231

Machinery and
  equipment. . .   428,696      55,784       10,483                     473,997
                  $452,619     $57,280      $10,671       $            $499,228



For the Year Ended October 31, 1991

Buildings. . . .  $ 23,482     $ 1,492      $ 1,051       $            $ 23,923

Machinery and
  equipment. . .   401,235      50,810       23,349                     428,696
                  $424,717     $52,302      $24,400       $            $452,619

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, with the exception of the following information regarding executive officers of the company, is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement which is incorporated as part of this Form 10-K.

                      Executive Officers of the Company

Name                Age          Office and Year First Elected

R. P. Wollenberg    78  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    65  (2) Executive Vice President              (1960)

W. H. Smith         65  (3) Vice President-Production             (1992)

R. J. Parker        45  (4) Senior Vice President-Production      (1994)

D. L. Bowden        58  (5) Senior Vice President-Timber          (1989)

L. J. Holbrook      38  (6) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       62  (7) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        62  (8) Vice President-Industrial Relations
                        and General Council                       (1986)

(1)     R. P. Wollenberg

        From 1985 Chairman, President and Chief Executive Officer 1978-1985 President and Chief Executive Officer
        1969-1978  President
        1960-1969  Executive Vice President

(2)     R. E. Wertheimer

        From 1985  Executive Vice President
        1975-1985  Vice President-Container Division
        1974-1975  Vice President-Production
        1963-1974  Vice President-Container Sales

(3)     W. H. Smith

        From 1992  Vice President-Production
        1982-1992  Assistant Mill Manager

(4)     R. J. Parker

        From 1994  Senior Vice President-Production
        1993-1994  Vice President and Assistant to the President
        1992-1993  Pulp Mill Superintendant
        1985-1992  Assistant Pulp Mill Superintendant

(5)     D. L. Bowden

        From 1992  Senior Vice President-Timber
        1989-1992  Vice President-Timber
        1980-1989  Assistant Timber Manager

(6)  L. J. Holbrook

        From 1992 Senior Vice President-Finance, Secretary and Treasurer 1991-1992 Vice President-Finance, Secretary and Treasurer 1989-1991 Assistant Secretary and Assistant Treasurer

(7)     D. C. Stibich

        From 1986  Senior Vice President Paper Sales
        1981-1986  Vice President Paper Sales
        1968-1981  Manager Paper Sales

(8)     R. B. Arkell

        From 1979  Vice President Industrial Relations and General Counsel

ITEM 11.  EXECUTIVE COMPENSATION

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement which is incorporated as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners. This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement which is incorporated as part of this Form 10-K.

(b) Security ownership of management. This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement which is incorporated as part of this Form 10-K.

(c)   Changes in control.  No known arrangements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with management and others. There have been no known transactions in an amount in excess of $60,000 involving any of the specified persons.

(b) Certain business relationships. No director or nominee for director is known to be involved in any of the specified relationships with the company.

(c) Indebtedness of management. None of the specified persons is indebted to the company in an amount in excess of $60,000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

   (1)  Financial Statements:

        The 1991, 1992 and 1993 consolidated financial statements are included in Item 8 of this Form 10-K.

        The individual financial statements of the company have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1993.

   (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

        3.1  Articles of Incorporation of Longview Fibre Company ***

        3.2  Bylaws of Longview Fibre Company ***

        4.1  Commercial Paper Facility *

        4.2  Rights Agreement **

        4.3  $170,000,000 Credit Agreement

        4.4  First Amendment to Credit Agreement

        4.5  Loan Agreement

        4.6 Other long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

             Senior Notes due through 1999 (7.70% - 10.13%)      $157,500,000

             Revenue Bonds payable through 2015 (floating rates,
             2.55% through 2.75% at October 31, 1993)            $ 28,900,000

             Other                                               $  1,029,000

        23.  Consent of Independent Accountants

        * Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1988.
        ** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
        *** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended October 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant


\s\ L. J. Holbrook                                         1-25-94
L. J. Holbrook, Vice President-Finance,                   Date
                Secretary and Treasurer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                       1-25-94
R. P. Wollenberg, Chief Executive Officer                 Date
               and Director

\s\ L. J. Holbrook                                         1-25-94
L. J. Holbrook, Chief Financial Officer                   Date
             and Director

\s\ C. D. Norman                                           1-25-94
C. D. Norman, Chief Accounting Officer                    Date

\s\ R. B. Arkell                                           1-25-94
R. B. Arkell, Director                                    Date

\s\ D. L. Bowden                                           1-25-94
D. L. Bowden, Director                                    Date

\s\ M. A. Dow                                              1-25-94
M. A. Dow, Director                                       Date

\s\ C. H. Monroe                                           1-25-94
C. H. Monroe, Director                                    Date

\s\ G. E. Schwartz                                         1-25-94
G. E. Schwartz, Director                                  Date

\s\ J. E. Wertheimer                                       1-25-94
J. E. Wertheimer, Director                                Date

\s\ D. A. Wollenberg                                       1-25-94
D. A. Wollenberg, Director                                Date

                                   EXHIBIT 23



                       CONSENT OF INDEPENDENT ACCOUNTANTS


LONGVIEW FIBRE COMPANY
LONGVIEW, WASHINGTON

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-14358) and the Registration Statement on Form S-8 (No. 33-37836) and the Registration Statement on Form S-8 (No. 33-56620) of Longview Fibre Company of our report dated December 8, 1993, which appears at
Item 8 of Longview Fibre Company's Annual Report on Form 10-K.


\s\ Price Waterhouse
Price Waterhouse


Portland, Oregon
January 25, 1994