Form 10-Q
period 1994-01-31
LONGVIEW FIBRE CO
filed 1994-02-18
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For Quarter Ended   January 31, 1994            Commission file number   0-1370
                 ------------------------                             ----------





                             Longview Fibre Company
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





            Washington                                 91-0298760
- -------------------------------------          ---------------------------------
  (State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                     Identification No.)





     P. O. Box 639, Longview, Washington                    98632
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)





Registrant's telephone number, including area code       (206) 425-1550
                                                  ------------------------------




                                  Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            Yes  X    No
                                                             -----    -----


        51,881,477 Common Shares were outstanding as of January 31, 1994

LONGVIEW FIBRE COMPANY - CONSOLIDATED BALANCE SHEET
- ---------------------------------------------------
                                                          (000 Omitted)
                                                 Jan. 31     Oct. 31   Jan. 31
                                                     1994       1993       1993
                  A S S E T S                   ---------- ---------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                   $75,448    $82,563    $68,648
    Allowance for doubtful accounts                (1,000)    (1,000)      (750)
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                                 13,992     14,977     13,246
    Goods in process                               11,205     11,231     13,256
    Raw materials and supplies                     34,046     33,466     29,090
  Other                                             8,216      7,081      2,213
                                                ---------- ---------- ----------
         Total current assets                     141,907    148,318    125,703
                                                ---------- ---------- ----------

CAPITAL ASSETS:
  Buildings, machinery and equipment at cost    1,176,713  1,164,411  1,131,530
    Accumulated depreciation                      563,376    548,538    513,172
                                                ---------- ---------- ----------
    Costs to be depreciated in future years       613,337    615,873    618,358
  Plant sites at cost                               2,423      2,423      2,423
                                                ---------- ---------- ----------
                                                  615,760    618,296    620,781

  Timber at cost less depletion                   153,422    129,372    128,934
  Roads at cost less amortization                   9,113      9,198     10,170
  Timberland at cost                               10,990     10,264      9,691
                                                ---------- ---------- ----------
                                                  173,525    148,834    148,795
                                                ---------- ---------- ----------
         Total capital assets                     789,285    767,130    769,576
                                                ---------- ---------- ----------
OTHER ASSETS                                       29,454     28,925     26,017
                                                ---------- ---------- ----------
                                                 $960,646   $944,373   $921,296
                                                ========== ========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                                6,870     $8,363     $3,727
  Accounts payable                                 32,547     40,219     33,524
  Short-term borrowings                             4,000     20,000     25,000
  Payrolls payable                                 12,146      8,973     11,053
  Federal income taxes payable                      2,126      1,502      3,082
  Other taxes payable                              15,992     15,010     15,889
  Current installments of long-term debt           39,744     19,943      5,625
                                                ---------- ---------- ----------
         Total current liabilities                113,425    114,010     97,900
                                                ---------- ---------- ----------

LONG-TERM DEBT                                    348,486    327,486    352,400
                                                ---------- ---------- ----------
DEFERRED TAXES - NET                               98,057     97,693     84,446
                                                ---------- ---------- ----------
OTHER LIABILITIES                                   6,857      6,389      4,559
                                                ---------- ---------- ----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000  shares; issued
   51,881,477; 51,881,819 and 51,682,142
   shares respectively                             77,822     77,823     77,523
  Additional paid-in capital                        3,306      3,306         --
  Retained earnings                               312,693    317,666    304,468
                                                ---------- ---------- ----------
         Total shareholders' equity               393,821    398,795    381,991
                                                ---------- ---------- ----------
                                                 $960,646   $944,373   $921,296
                                                ========== ========== ==========


The accompanying note is an integral part of these financial statements.


      PART I.  FINANCIAL INFORMATION       Page 2




LONGVIEW FIBRE COMPANY -
  CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED IN THE BUSINESS
  ------------------------------------------------------------------------

                                                               (000 Omitted)
                                                            Three Months Ended
                                                                January 31
                                                           ---------------------
                                                                1994       1993
                                                           ---------- ----------
Net sales:
  Timber                                                     $43,513    $27,183
  Paper and paperboard                                        39,821     50,033
  Converted products                                          82,751     78,657
                                                           ---------- ----------
                                                             166,085    155,873
                                                           ---------- ----------

Cost of products sold, including outward freight             144,725    130,847
                                                           ---------- ----------
Gross profit                                                  21,360     25,026
                                                           ---------- ----------


Selling, administrative and general expenses                  13,350     11,791
                                                           ---------- ----------

Operating profit:
  Timber                                                      27,712     14,815
  Paper and paperboard                                        (7,426)     1,826
  Converted products                                         (12,276)    (3,406)
                                                           ---------- ----------
                                                               8,010     13,235
                                                           ---------- ----------

Other income (expense):
  Interest income                                                 83        151
  Interest expensed                                           (5,520)    (6,112)
  Miscellaneous                                                  250        243
                                                           ---------- ----------
                                                               2,823      7,517

Provision for taxes on income:
  Current                                                        681      1,248
  Deferred                                                       364      1,180
                                                           ---------- ----------
                                                               1,045      2,428
                                                           ---------- ----------
Net income                                                    $1,778     $5,089
                                                           ========== ==========

Dollars per share:
  Net income                                                   $0.03      $0.10
  Dividends                                                    $0.13      $0.10

Average shares outstanding in the hands
 of the public  (000 omitted)                                 51,882     51,684


The accompanying note is an integral part of these financial statements.


      PART I.  FINANCIAL INFORMATION       Page 3




LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------

                                                               (000 Omitted)
                                                            Three Months Ended
                                                                January 31
                                                           ---------------------
                                                                1994       1993
                                                           ---------- ----------
Cash provided by (used for) operations:
Net income                                                    $1,778     $5,089
Charges to income not requiring cash -
  Depreciation                                                15,390     15,169
  Depletion and amortization                                   1,439      1,434
  Deferred taxes - net                                           364      1,180
  (Gain) loss on disposition of capital assets                    85        191

Change in:
  Inventories                                                    431        149
  Accounts and notes receivable                                7,115     23,023
  Accounts, payrolls and other taxes payable                  (1,771)    (5,060)
  Federal income taxes payable                                   624       (975)
  Other                                                       (1,135)      (330)
  Other noncurrent assets                                       (529)    (1,449)
  Other noncurrent liabilities                                   468        --
                                                           ---------- ----------
Cash provided by operations                                   24,259     38,421
                                                           ---------- ----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment                           (13,011)    (8,092)
               Timber and timberlands                        (26,150)      (747)
Proceeds from sale of capital assets                              92        124
                                                           ---------- ----------
Cash used for investing                                      (39,069)    (8,715)
                                                           ---------- ----------

Cash provided by (used for) financing:
Long-term debt                                                40,801    (10,000)
Short-term borrowings                                        (16,000)   (10,000)
Payable to bank resulting from checks intransit               (1,493)    (3,466)
Accounts payable for construction                             (1,746)    (1,025)
Cash dividends                                                (6,744)    (5,168)
Purchase of common stock                                          (8)       (47)
                                                           ---------- ----------
Cash provided by (used for) financing                         14,810    (29,706)
                                                           ---------- ----------

Increase (decrease) in cash position                              --         --
Cash position, beginning of period                                --         --
                                                           ---------- ----------
Cash position, end of period                                 $    --    $    --
                                                           ========== ==========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                          $6,003     $6,766
Income taxes                                                   1,433      2,351


The accompanying note is an integral part of these financial statements.


      PART I.  FINANCIAL INFORMATION       Page 4




LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------


                                                               (000 Omitted)
                                                            Three Months Ended
                                                                January 31
                                                           ---------------------
                                                                1994       1993
                                                           ---------- ----------
Common stock:
  Balance at beginning of period                             $77,823    $77,527
  Ascribed value of stock purchased                               (1)        (4)
                                                           ---------- ----------
  Balance at end of period                                   $77,822    $77,523
                                                           ========== ==========

Retained earnings:
  Balance at beginning of period                            $317,666   $304,590
  Net income                                                   1,778      5,089
  Less cash dividends on common stock                         (6,744)    (5,168)
  Less purchases of common stock                                  (7)       (43)
                                                           ---------- ----------
  Balance at end of period                                  $312,693   $304,468
                                                           ========== ==========

Dividends paid per share                                       $0.13      $0.10
                                                           ========== ==========

Common shares:
  Balance at beginning of period                              51,882     51,685
  Purchases                                                       (1)        (3)
                                                           ---------- ----------
  Balance at end of period                                    51,881     51,682
                                                           ========== ==========


The accompanying note is an integral part of these financial statements.


      PART I.  FINANCIAL INFORMATION       Page 5




NOTE 1: The consolidated interim financial statements have been prepared by the company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Accordingly, these statements should be read in conjunction with the company's latest annual report. Certain costs of a normal recurring nature are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period.
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation.


      PART I.  FINANCIAL INFORMATION       Page 6




                             LONGVIEW FIBRE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


                        Consolidated Statement of Income
                        --------------------------------
                Three Months Ended January 31, 1994 compared with
                -------------------------------------------------
                      Three Months Ended January 31, 1993
                      -----------------------------------

First quarter earnings, which were unsatisfactory, decreased 65% compared with the first quarter 1993 and decreased 75% compared with the fourth quarter 1993. Operating results improved in the log segment of the business, but declined in the manufacturing segments of the business.

Timber
- ------
First quarter sales and profits improved 60% and 87% respectively compared with the first quarter 1993 due to substantial price increases and a 30% increase in volume sold. Operating results for the first quarter 1994 compared with the fourth quarter 1993 improved 46%. The primary reasons for this improvement were a 6% increase in average log prices and an 8% increase in log footage sold. During the first quarter, demand and prices were strong in both the domestic and export markets; such strength is expected to continue.

Paper and Paperboard
- --------------------
Operating results declined dramatically in the first quarter 1994 compared with the first quarter 1993. Underutilization of mill capacity, weak prices, increased labor costs and temporarily higher chip costs were the primary causes for the operating loss. A 12-day shutdown was taken during the quarter to improve the balance between incoming orders and paper machine production. Extensive planned maintenance and repair work was completed during the shutdown. The higher chip costs resulted from a spot purchase of high-priced pine imported from Brazil. Although the pine has proven to be an acceptable source of fiber, future purchases will be dependent upon satisfactory costs.

Sales declined 20% in the first quarter 1994 compared with the first quarter 1993. Volume of paperboard and paper sold declined 25% and 18% respectively. Demand and prices were soft in the domestic and export markets. Some paperboard price improvement is expected in the second quarter. Paper markets remain weak.

Converted Products
- ------------------
Operating results deteriorated from year-ago levels due to the increased cost of containerboard used to manufacture boxes. Sales and volume sold increased 5% and 7%, while average price declined modestly. During the quarter, markets remained extremely competitive.

Other
- -----
Reduced interest expensed for the first quarter 1994 was due primarily to lower interest rates and a lower average level of borrowing.

Income Taxes
- ------------
Taxes on income are approximately 37% and 32% of pretax income for fiscal 1994 and 1993 respectively.


                                                       Ended January 31
                                                                          %
Other Data                                         1994       1993      CHANGE
- ----------                                      --------------------------------
Sales
  Logs, thousands of board feet                    56,000     43,000     + 30
  Lumber, thousands of board feet                   5,000      4,000     + 25
  Paper, tons                                      49,000     60,000     - 18
  Paperboard, tons                                 18,000     24,000     - 25
  Converted products, tons                        127,000    119,000     +  7
  Logs, $/thousand board feet                    $    738   $    611     + 21
  Lumber, $/thousand board feet                       385        283     + 36
  Paper, $/ton FOB mill equivalent                    590        598     -  1
  Paperboard, $/ton FOB mill equivalent               308        323     -  5
  Converted products, $/ton                           653        662     -  1


      PART I.  FINANCIAL INFORMATION       Page 7




                         Liquidity and Capital Resources
                         -------------------------------
Timberland purchases of $26,000,000 closed during the quarter causing total debt to increase. Recent new machinery and equipment programs have raised the capital backlog to $88,000,000 which is to be expended over the next 14 months. Adequate financing is available if needed. During the quarter, the company purchased 342 shares of its common stock and does not anticipate sizable purchases during the remainder of the year.


      PART I.  FINANCIAL INFORMATION       Page 8




                                LONGVIEW FIBRE COMPANY




ITEM 1   LEGAL PROCEEDINGS

         Nothing to report.



ITEM 2   CHANGES IN SECURITIES

         Nothing to report.



ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Nothing to report.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to report.



ITEM 5   OTHER INFORMATION

         Nothing to report.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         Nothing to report.


      PART I.  OTHER INFORMATION           Page 9




                                LONGVIEW FIBRE COMPANY




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date    2-18-94                     \s\ L. J. Holbrook
    -----------------------       ----------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance,
                                      Secretary and Treasurer




Date    2-18-94                      \s\ C. D. Norman
    -----------------------       ----------------------------------------------
                                  C. D. Norman, Assistant Treasurer