Form 10-K/A
period 1993-10-31
LONGVIEW FIBRE CO
filed 1994-04-28
CIK 60302

ITEM 14. (a)

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

        23.  Consent of Independent Accountants

        99.1 Information required by Form 11-K for the year ending October 31, 1993 (Salary Savings Plan)

        * Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1988.
        ** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
        *** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 11-K


                    ANNUAL REPORT PURSUANT TO SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Year Ended October 31, 1993

                         Commission File Number 0-1370

      A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                 Longview Fibre Company Salaried Savings Plan
                       and Trust with 401(k) Provisions
                           % Longview Fibre Company
                                 P. O. Box 639
                          Longview, Washington  98632

      B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                            Longview Fibre Company
                                 P. O. Box 639
                          Longview, Washington  98632


The financial statements are filed under cover of Form SE dated April 27, 1994.

                      Consent of Independent Accountants


Longview Fibre Company
Longview, Washington


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-14358) of Longview Fibre Company of our report dated April 25, 1994 relating to the Longview Fibre Company Salaried Savings Plan and Trust with 401(k) Provisions which appears as attachments to this Form 11-K.





\s\ Price Waterhouse
Price Waterhouse

Portland, Oregon
April 26, 1994