Form 10-Q
period 1994-04-30
LONGVIEW FIBRE CO
filed 1994-05-26
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For Quarter Ended   April 30, 1994              Commission file number   0-1370
                 ------------------------                             ----------





                             Longview Fibre Company
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





            Washington                                 91-0298760
- - -------------------------------------          ---------------------------------
  (State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                     Identification No.)





     P. O. Box 639, Longview, Washington                    98632
- - --------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)





Registrant's telephone number, including area code       (206) 425-1550
                                                  ------------------------------




                                  Not Applicable
- - --------------------------------------------------------------------------------
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



        51,877,262 Common Shares were outstanding as of April 30, 1994

LONGVIEW FIBRE COMPANY - CONSOLIDATED BALANCE SHEET
- - ---------------------------------------------------
                                                          (000 Omitted)
                                                   Apr. 30   Oct. 31     Apr. 30
                                                     1994       1993       1993
                  A S S E T S                   ---------- ---------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                   $82,877    $82,563    $76,556
    Allowance for doubtful accounts                (1,000)    (1,000)      (750)
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                                 15,374     14,977     13,597
    Goods in process                               11,282     11,231     12,413
    Raw materials and supplies                     33,702     33,466     30,781
  Other                                             8,191      7,081      1,732
                                                ---------- ---------- ----------
         Total current assets                     150,426    148,318    134,329
                                                ---------- ---------- ----------

CAPITAL ASSETS:
  Buildings, machinery and equipment at cost    1,189,859  1,164,411  1,137,519
    Accumulated depreciation                      576,007    548,538    524,619
                                                ---------- ---------- ----------
    Costs to be depreciated in future years       613,852    615,873    612,900
  Plant sites at cost                               2,423      2,423      2,423
                                                ---------- ---------- ----------
                                                  616,275    618,296    615,323

  Timber at cost less depletion                   151,932    129,372    129,176
  Roads at cost less amortization                   9,024      9,198      9,613
  Timberland at cost                               12,304     10,264      9,743
                                                ---------- ---------- ----------
                                                  173,260    148,834    148,532
                                                ---------- ---------- ----------
         Total capital assets                     789,535    767,130    763,855
                                                ---------- ---------- ----------
OTHER ASSETS                                       31,660     28,925     26,551
                                                ---------- ---------- ----------
                                                 $971,621   $944,373   $924,735
                                                ========== ========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                               13,696     $8,363     $7,691
  Accounts payable                                 36,740     40,219     39,064
  Short-term borrowings                             5,000     20,000     19,000
  Payrolls payable                                 11,916      8,973     11,863
  Federal income taxes payable                      2,047      1,502      3,632
  Other taxes payable                              14,811     15,010     14,662
  Current installments of long-term debt           35,744     19,943      5,625
                                                ---------- ---------- ----------
         Total current liabilities                119,954    114,010    101,537
                                                ---------- ---------- ----------

LONG-TERM DEBT                                    342,486    327,486    342,400
                                                ---------- ---------- ----------
DEFERRED TAXES - NET                              100,871     97,693     86,061
                                                ---------- ---------- ----------
OTHER LIABILITIES                                   7,326      6,389      4,559
                                                ---------- ---------- ----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,877,262; 51,881,819 and 51,681,737
   shares respectively                             77,816     77,823     77,523
  Additional paid-in capital                        3,306      3,306         --
  Retained earnings                               319,862    317,666    312,655
                                                ---------- ---------- ----------
         Total shareholders' equity               400,984    398,795    390,178
                                                ---------- ---------- ----------
                                                 $971,621   $944,373   $924,735
                                                ========== ========== ==========


The accompanying note is an integral part of these financial statements.



      PART I.  FINANCIAL INFORMATION       Page 2



LONGVIEW FIBRE COMPANY -   CONSOLIDATED STATEMENT OF INCOME
- - -----------------------------------------------------------

                                                    (000 Omitted)
                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                     --------------------- ---------------------
                                          1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Net sales:
  Timber                               $54,790    $50,152    $98,303    $77,335
  Paper and paperboard                  49,244     46,652     89,065     96,685
  Converted products                    85,149     82,241    167,900    160,898
                                     ---------- ---------- ---------- ----------
                                       189,183    179,045    355,268    334,918
                                     ---------- ---------- ---------- ----------

Cost of products sold, including
 outward freight                       149,082    141,129    293,807    271,976
                                     ---------- ---------- ---------- ----------
Gross profit                            40,101     37,916     61,461     62,942
                                     ---------- ---------- ---------- ----------

Selling, administrative
 and general expenses                   12,910     12,866     26,260     24,657
                                     ---------- ---------- ---------- ----------

Operating profit:
  Timber                                35,030     33,916     62,742     48,731
  Paper and paperboard                  (3,297)    (2,689)   (10,723)      (863)
  Converted products                    (4,542)    (6,177)   (16,818)    (9,583)
                                     ---------- ---------- ---------- ----------
                                        27,191     25,050     35,201     38,285
                                     ---------- ---------- ---------- ----------

Other income (expense):
  Interest income                          178         82        261        233
  Interest expensed                     (5,665)    (5,621)   (11,185)   (11,733)
  Miscellaneous                            496        107        746        350
                                     ---------- ---------- ---------- ----------
                                        22,200     19,618     25,023     27,135

Provision for taxes on income:
  Current                                5,400      4,640      6,081      5,888
  Deferred                               2,814      1,615      3,178      2,795
                                     ---------- ---------- ---------- ----------
                                         8,214      6,255      9,259      8,683
                                     ---------- ---------- ---------- ----------
Net income                             $13,986    $13,363    $15,764    $18,452
                                     ========== ========== ========== ==========

Dollars per share:
  Net income                             $0.27      $0.26      $0.30      $0.36
  Dividends                              $0.13      $0.10      $0.26      $0.20

Average shares outstanding in the
 hands of the public (000 omitted)      51,881     51,682     51,882     51,683


The accompanying note is an integral part of these financial statements.



      PART I.  FINANCIAL INFORMATION       Page 3



LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF CASH FLOWS
- - -------------------------------------------------------------

                                                    (000 Omitted)
                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                     --------------------- ---------------------
                                          1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Cash provided by (used for) operations:
Net income                             $13,986    $13,363    $15,764    $18,452
Charges to income not
 requiring cash -
  Depreciation                          15,473     15,125     30,863     30,294
  Depletion and amortization             1,989      1,665      3,428      3,099
  Deferred taxes - net                   2,814      1,615      3,178      2,795
  (Gain) loss on disposition of
    capital assets                       1,048        220      1,133        411

Change in:
  Inventories                           (1,115)    (1,199)      (684)    (1,050)
  Accounts and notes receivable         (7,429)    (7,908)      (314)    15,115
  Accounts, payrolls and other
    taxes payable                        2,397      5,358        626        298
  Federal income taxes payable             (79)       550        545       (425)
  Other                                     25        481     (1,110)       151
  Other noncurrent assets               (2,206)      (534)    (2,735)    (1,983)
  Other noncurrent liabilities             469         --        937         --
                                     ---------- ---------- ---------- ----------
Cash provided by operations             27,372     28,736     51,631     67,157
                                     ---------- ---------- ---------- ----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment     (17,415)    (9,954)   (30,426)   (18,046)
               Timber and timberlands   (1,743)    (1,424)   (27,893)    (2,171)
Proceeds from sale of capital assets       398         89        490        213
                                     ---------- ---------- ---------- ----------
Cash used for investing                (18,760)   (11,289)   (57,829)   (20,004)
                                     ---------- ---------- ---------- ----------

Cash provided by (used for) financing:
Long-term debt                         (10,000)   (10,000)    30,801    (20,000)
Short-term borrowings                    1,000     (6,000)   (15,000)   (16,000)
Payable to bank resulting from
  checks intransit                       6,826      3,964      5,333        498
Accounts payable for construction          385       (235)    (1,361)    (1,260)
Cash dividends                          (6,745)    (5,169)   (13,489)   (10,337)
Purchase of common stock                   (78)        (7)       (86)       (54)
                                     ---------- ---------- ---------- ----------
Cash provided by (used for)
 financing                              (8,612)   (17,447)     6,198    (47,153)
                                     ---------- ---------- ---------- ----------

Increase (decrease) in cash position        --         --         --         --
Cash position, beginning of period          --         --         --         --
                                     ---------- ---------- ---------- ----------
Cash position, end of period           $    --    $    --    $    --    $    --
                                     ========== ========== ========== ==========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)    $5,174     $5,361    $11,177    $12,127
Income taxes                             3,750      3,854      5,183      6,205


The accompanying note is an integral part of these financial statements.



      PART I.  FINANCIAL INFORMATION       Page 4



LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
- - -----------------------------------------------------------------------


                                                    (000 Omitted)
                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                     --------------------- ---------------------
                                          1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Common stock:
  Balance at beginning of period       $77,822    $77,523    $77,823    $77,527
  Ascribed value of stock purchased         (6)        --         (7)        (4)
                                     ---------- ---------- ---------- ----------
  Balance at end of period             $77,816    $77,523    $77,816    $77,523
                                     ========== ========== ========== ==========

Additional paid-in capital:
  Balance at beginning of period        $3,306         --     $3,306         --

                                     ---------- ---------- ---------- ----------
  Balance at end of period              $3,306         --     $3,306         --
                                     ========== ========== ========== ==========

Retained earnings:
  Balance at beginning of period      $312,693   $304,468   $317,666   $304,590
  Net income                            13,986     13,363     15,764     18,452
  Less cash dividends on common stock   (6,745)    (5,169)   (13,489)   (10,337)
  Less purchases of common stock           (72)        (7)       (79)       (50)
                                     ---------- ---------- ---------- ----------
  Balance at end of period            $319,862   $312,655   $319,862   $312,655
                                     ========== ========== ========== ==========

Dividends paid per share                 $0.13      $0.10      $0.26      $0.20
                                     ========== ========== ========== ==========

Common shares:
  Balance at beginning of period        51,881     51,682     51,882     51,685
  Purchases                                 (4)        --         (5)        (3)
                                     ---------- ---------- ---------- ----------
  Balance at end of period              51,877     51,682     51,877     51,682
                                     ========== ========== ========== ==========


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



      PART I.  FINANCIAL INFORMATION       Page 6



                             LONGVIEW FIBRE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


                        Consolidated Statement of Income
                        --------------------------------
                Three and Six Months Ended April 30, 1994 compared with
                -------------------------------------------------------
                      Three and Six Months Ended April 30, 1993
                      -----------------------------------------

Net income increased 5% for the second quarter 1994, but decreased 15% for year-to-date 1994 as compared with like periods in 1993. Operating results improved in the timber segment and the converted products segment of the business during the second quarter.

Timber
- - ------
Operating profits and sales improved 3% and 9% for the second quarter 1994 as compared with the second quarter 1993 due to a 10% increase in log volume sold. Increased operating profits of 29% for the year-to-date period resulted from a 19% increase in log volume sold and a 7% increase in average price.

During the quarter, demand and prices were at good levels in both the export and domestic markets. At the present time, there is an adequate supply of logs for domestic mills in the region; accordingly, prices have declined modestly. Export markets remain good, but prices for certain log sorts have declined slightly. As a result, third quarter harvest levels may be reduced.

Paper and Paperboard
- - --------------------
Second quarter 1994 operating results decreased 23% compared with the second quarter 1993 due primarily to lower average selling prices caused by proportionately more tonnage sold in the export market. As compared to year-ago levels, second quarter sales and volume sold increased 6% and 19% respectively, while average paperboard prices declined 10%. Unsatisfactory year-to-date operating results were caused by high first quarter costs and lower prices throughout the period.

Longview primary facilities operated at 86% of capacity during the second quarter 1994. The rate of incoming orders improved significantly compared with the second quarter 1993 due to improved export demand for paperboard. Export paperboard prices have been at depressed levels, but increases were implemented during the second quarter. Further price improvement is expected. Paper markets remain weak.

Converted Products
- - ------------------
Sales improved 4% for the second quarter and year-to-date 1994 as compared with like periods in 1993. Operating losses were reduced due to lower costs of containerboard used to manufacture boxes, increased volume and a better product mix.

Although markets remain competitive, improvements continue to be made in product and customer mix.

Other
- - -----
Increased interest expensed for the second quarter was due to a higher level of borrowing which was substantially offset by lower interest rates.

Income Taxes
- - ------------
Taxes on income are approximately 37% and 32% of pretax income for fiscal 1994 and 1993 respectively.



      PART I.  FINANCIAL INFORMATION       Page 7



                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                                    %                       %
Other Data                          1994     1993 Change    1994     1993 Change
- - ----------                        ----------------------  ----------------------
Sales
 Logs, thousands of board feet     67,000   61,000  +10   124,000  104,000  +19
 Lumber, thousands of board feet    8,000    7,000  +14    13,000   11,000  +18
 Paper, tons                       53,000   57,000  - 7   102,000  117,000  -13
 Paperboard, tons                  41,000   22,000  +86    59,000   46,000  +28
 Converted products, tons         128,000  124,000  + 3   255,000  243,000  + 5
 Logs, $/thousand board feet      $   769  $   771   --   $   755  $   706  + 7
 Lumber, $/thousand board feet        382      371  + 3       383      338  +13
 Paper, $/ton FOB mill equivalent     594      596   --       592      597  - 1
 Paperboard, $/ton FOB mill equiv.    294      326  -10       298      324  - 8
 Converted products, $/ton            665      661  + 1       659      661   --


                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowing. Due to recent new machinery and equipment programs, the capital backlog is $83,000,000 which is expected to be expended over the next 12 months. Adequate financing is available. During the quarter, the company purchased 4,215 shares of its common stock.



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



      PART II.  OTHER INFORMATION          Page 9



                                LONGVIEW FIBRE COMPANY



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LONGVIEW FIBRE COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date   May 26, 1994                  \s\ L. J. Holbrook
    -----------------------       ----------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance,
                                      Secretary and Treasurer




Date   May 26, 1994                  \s\ C. D. Norman
    -----------------------       ----------------------------------------------
                                  C. D. Norman, Assistant Treasurer