Form 10-K/A
period 1993-10-31
LONGVIEW FIBRE CO
filed 1994-06-24
CIK 60302

EXHIBIT 99.2




                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 11-K


                    ANNUAL REPORT PURSUANT TO SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Year Ended December 31, 1993

                         Commission File Number 0-1370

      A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

           Longview Fibre Company Hourly Employees 401(k) Savings Plan and Trust
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


The financial statements are filed under cover of Form SE dated June 23, 1994.

                      Consent of Independent Accountants

Longview Fibre Company
Longview, Washington

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-37836) of Longview Fibre Company of our report dated June 22, 1994 relating to the Longview Fibre Company Hourly Employees 401(k) Savings Plan and Trust which appears as attachments to this Form 11-K.



\s\ Price Waterhouse
Price Waterhouse

Portland, Oregon
June 22, 1994

                                 EXHIBIT 99.3




                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 11-K


                    ANNUAL REPORT PURSUANT TO SECTION 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Year Ended December 31, 1993

                         Commission File Number 0-1370

      A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

        Longview Fibre Company Branch Plant Hourly Employees' 401(k)
                                Plan and Trust
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


The financial statements are filed under cover of Form SE dated June 23, 1994.

                      Consent of Independent Accountants

Longview Fibre Company
Longview, Washington

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-56620) of Longview Fibre Company of our report dated June 22, 1994 relating to the Longview Fibre Company Branch Hourly Employees 401(k) Savings Plan and Trust which appears as attachments to this Form 11-K.



\s\ Price Waterhouse
Price Waterhouse

Portland, Oregon
June 22, 1994

      23.  Consent of Independent Accountants

      99.1 Information required by Form 11-K for the year ending October 31, 1993 (Salary Savings Plan)

      99.2 Information required by Form 11-K for the year ending December 31, 1993 (Hourly Savings Plan)

      99.3 Information required by Form 11-K for the year ending December 31, 1993 (Branch Hourly Savings Plan)

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