Form 10-Q
period 1994-07-31
LONGVIEW FIBRE CO
filed 1994-08-19
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For Quarter Ended   July 31, 1994               Commission file number   0-1370
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



        51,843,837 Common Shares were outstanding as of July 31, 1994

LONGVIEW FIBRE COMPANY - CONSOLIDATED BALANCE SHEET
- - ---------------------------------------------------       (000 Omitted)
                                                   Jul. 31   Oct. 31     Jul. 31
                                                     1994       1993       1993
                                                (Unaudited)           (Unaudited
                  A S S E T S                   ---------- ---------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                   $84,573    $82,563    $72,910
    Allowance for doubtful accounts                (1,000)    (1,000)      (750)
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                                 15,645     14,977     12,257
    Goods in process                               10,288     11,231     11,435
    Raw materials and supplies                     35,793     33,466     28,603
  Other                                             9,125      7,081      3,209
                                                ---------- ---------- ----------
         Total current assets                     154,424    148,318    127,664
                                                ---------- ---------- ----------

CAPITAL ASSETS:
  Buildings, machinery and equipment at cost    1,201,853  1,164,411  1,152,378
    Accumulated depreciation                      587,320    548,538    535,488
                                                ---------- ---------- ----------
    Costs to be depreciated in future years       614,533    615,873    616,890
  Plant sites at cost                               2,423      2,423      2,423
                                                ---------- ---------- ----------
                                                  616,956    618,296    619,313

  Timber at cost less depletion                   160,122    129,372    135,047
  Roads at cost less amortization                   8,959      9,198      9,139
  Timberland at cost                               13,562     10,264      9,898
                                                ---------- ---------- ----------
                                                  182,643    148,834    154,084
                                                ---------- ---------- ----------
         Total capital assets                     799,599    767,130    773,397
                                                ---------- ---------- ----------
OTHER ASSETS                                       33,482     28,925     27,666
                                                ---------- ---------- ----------
                                                 $987,505   $944,373   $928,727
                                                ========== ========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                               $6,511     $8,363     $3,339
  Accounts payable                                 35,734     40,219     35,154
  Short-term borrowings                             5,500     20,000     12,000
  Payrolls payable                                 12,682      8,973     11,782
  Federal income taxes payable                        851      1,502      4,177
  Other taxes payable                              16,229     15,010     16,631
  Current installments of long-term debt           45,744     19,943     15,744
                                                ---------- ---------- ----------
         Total current liabilities                123,251    114,010     98,827
                                                ---------- ---------- ----------

LONG-TERM DEBT                                    353,367    327,486    333,111
                                                ---------- ---------- ----------
DEFERRED TAXES - NET                              101,897     97,693     89,053
                                                ---------- ---------- ----------
OTHER LIABILITIES                                   7,896      6,389      4,559
                                                ---------- ---------- ----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,843,837; 51,881,819 and 51,892,732
   shares respectively                             77,766     77,823     77,839
  Additional paid-in capital                        3,306      3,306      3,306
  Retained earnings                               320,022    317,666    322,032
                                                ---------- ---------- ----------
         Total shareholders' equity               401,094    398,795    403,177
                                                ---------- ---------- ----------
                                                 $987,505   $944,373   $928,727
                                                ========== ========== ==========


The accompanying note is an integral part of these financial statements.



       PART I.  FINANCIAL INFORMATION       Page 2





LONGVIEW FIBRE COMPANY -   CONSOLIDATED STATEMENT OF INCOME (Unaudited)
- - -----------------------------------------------------------------------

                                                    (000 Omitted)
                                      Three Months Ended     Nine Months Ended
                                            July 31               July 31
                                     --------------------- ---------------------
                                       1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Net sales:
  Timber                               $54,131    $50,661   $152,434   $127,996
  Paper and paperboard                  63,624     43,367    152,689    140,052
  Converted products                    89,586     81,798    257,486    242,696
                                     ---------- ---------- ---------- ----------
                                       207,341    175,826    562,609    510,744
                                     ---------- ---------- ---------- ----------

Cost of products sold, including
 outward freight                       175,157    135,446    468,964    407,422
                                     ---------- ---------- ---------- ----------
Gross profit                            32,184     40,380     93,645    103,322
                                     ---------- ---------- ---------- ----------

Selling, administrative
 and general expenses                   13,899     12,411     40,159     37,068
                                     ---------- ---------- ---------- ----------

Operating profit:
  Timber                                26,923     33,709     89,665     82,440
  Paper and paperboard                  (4,547)    (1,735)   (15,270)    (2,598)
  Converted products                    (4,091)    (4,005)   (20,909)   (13,588)
                                     ---------- ---------- ---------- ----------
                                        18,285     27,969     53,486     66,254
                                     ---------- ---------- ---------- ----------

Other income (expense):
  Interest income                          140         43        401        276
  Interest expensed                     (6,482)    (5,623)   (17,667)   (17,356)
  Miscellaneous                            242        366        988        716
                                     ---------- ---------- ---------- ----------
                                        12,185     22,755     37,208     49,890

Provision for taxes on income:
  Current                                3,668      5,138      9,749     11,026
  Deferred                               1,026      2,992      4,204      5,787
                                     ---------- ---------- ---------- ----------
                                         4,694      8,130     13,953     16,813
                                     ---------- ---------- ---------- ----------
Net income                              $7,491    $14,625    $23,255    $33,077
                                     ========== ========== ========== ==========

Dollars per share:
  Net income                             $0.14      $0.28      $0.45      $0.64
  Dividends                              $0.13      $0.10      $0.39      $0.30

Average shares outstanding in the
 hands of the public (000 omitted)      51,848     51,893     51,871     51,753


The accompanying note is an integral part of these financial statements.



       PART I.  FINANCIAL INFORMATION       Page 3





LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
- - -------------------------------------------------------------------------

                                                    (000 Omitted)
                                      Three Months Ended     Nine Months Ended
                                            July 31               July 31
                                     --------------------- ---------------------
                                       1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Cash provided by (used for) operations:
Net income                              $7,491    $14,625    $23,255    $33,077
Charges to income not
 requiring cash -
  Depreciation                          15,501     15,202     46,364     45,496
  Depletion and amortization             4,993      2,023      8,421      5,122
  Deferred taxes - net                   1,026      2,992      4,204      5,787
  (Gain) loss on disposition of
    capital assets                       1,019        (31)     2,152        380

Change in:
  Inventories                           (1,368)     4,496     (2,052)     3,446
  Accounts and notes receivable         (1,696)     3,646     (2,010)    18,761
  Accounts, payrolls and other
    taxes payable                        1,421     (2,077)     2,047     (1,779)
  Federal income taxes payable          (1,196)       545       (651)       120
  Other                                   (934)    (1,477)    (2,044)    (1,326)
  Other noncurrent assets               (1,822)    (1,115)    (4,557)    (3,098)
  Other noncurrent liabilities             570         --      1,507         --
                                     ---------- ---------- ---------- ----------
Cash provided by operations             25,005     38,829     76,636    105,986
                                     ---------- ---------- ---------- ----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment     (17,322)   (19,438)   (47,748)   (37,484)
               Timber and timberlands  (14,396)    (3,968)   (42,289)    (6,139)
Proceeds from sale of capital assets       141        299        631        512
                                     ---------- ---------- ---------- ----------
Cash used for investing                (31,577)   (23,107)   (89,406)   (43,111)
                                     ---------- ---------- ---------- ----------

Cash provided by (used for) financing:
Long-term debt                          20,881        830     51,682    (19,170)
Short-term borrowings                      500     (7,000)   (14,500)   (23,000)
Payable to bank resulting from
  checks intransit                      (7,185)    (4,352)    (1,852)    (3,854)
Accounts payable for construction         (243)        55     (1,604)    (1,205)
Cash dividends                          (6,740)    (5,189)   (20,229)   (15,526)
Purchase of common stock                  (641)       (66)      (727)      (120)
                                     ---------- ---------- ---------- ----------
Cash provided by (used for)
 financing                               6,572    (15,722)    12,770    (62,875)
                                     ---------- ---------- ---------- ----------

Increase (decrease) in cash position        --         --         --         --
Cash position, beginning of period          --         --         --         --
                                     ---------- ---------- ---------- ----------
Cash position, end of period           $    --    $    --    $    --    $    --
                                     ========== ========== ========== ==========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)    $6,533     $5,981    $17,710    $18,108
Income taxes                             5,352      4,783     10,535     10,988


The accompanying note is an integral part of these financial statements.



       PART I.  FINANCIAL INFORMATION       Page 4





LONGVIEW FIBRE COMPANY -
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
- - ----------------------------------------------------------


                                                    (000 Omitted)
                                      Three Months Ended     Nine Months Ended
                                            July 31               July 31
                                     --------------------- ---------------------
                                       1994       1993       1994       1993
                                     ---------- ---------- ---------- ----------
Common stock:
  Balance at beginning of period       $77,816    $77,523    $77,823    $77,527
  Issued during the period                  --        323         --        323
  Ascribed value of stock purchased        (50)        (7)       (57)       (11)
                                     ---------- ---------- ---------- ----------
  Balance at end of period             $77,766    $77,839    $77,766    $77,839
                                     ========== ========== ========== ==========

Additional paid-in capital:
  Balance at beginning of period        $3,306  $      --     $3,306  $      --
  On common stock issuance                  --      3,306         --      3,306
                                     ---------- ---------- ---------- ----------
  Balance at end of period              $3,306     $3,306     $3,306     $3,306
                                     ========== ========== ========== ==========

Retained earnings:
  Balance at beginning of period      $319,862   $312,655   $317,666   $304,590
  Net income                             7,491     14,625     23,255     33,077
  Less cash dividends on common stock   (6,740)    (5,189)   (20,229)   (15,526)
  Less purchases of common stock          (591)       (59)      (670)      (109)
                                     ---------- ---------- ---------- ----------
  Balance at end of period            $320,022   $322,032   $320,022   $322,032
                                     ========== ========== ========== ==========

Dividends paid per share                 $0.13      $0.10      $0.39      $0.30
                                     ========== ========== ========== ==========

Common shares:
  Balance at beginning of period        51,877     51,682     51,882     51,685
  Issued                                    --        215         --        215
  Purchases                                (33)        (4)       (38)        (7)
                                     ---------- ---------- ---------- ----------
  Balance at end of period              51,844     51,893     51,844     51,893
                                     ========== ========== ========== ==========


The accompanying note is an integral part of these financial statements.



       PART I.  FINANCIAL INFORMATION       Page 5





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



       PART I.  FINANCIAL INFORMATION       Page 6





                             LONGVIEW FIBRE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


                        Consolidated Statement of Income
                        --------------------------------
                Three and Nine Months Ended July 31, 1994 compared with
                -------------------------------------------------------
                      Three and Nine Months Ended July 31, 1993
                      -----------------------------------------

Net income decreased 49% and 30% for the third quarter 1994 and the first nine months of 1994 as compared with like periods in 1993. Operating results in the manufacturing segments of the business are sharply lower in 1994 versus 1993. Operating profits for the timber segment are down for the quarter, but improved for the year-to-date period.

Timber
- - ------
Third quarter 1994 operating profits decreased 20% due primarily to a 10% decrease in average log selling price and a casualty loss due to fire at the Chelan Tree Farm. Volume sold during the quarter increased 14%. Year-to-date volume and profit improved 18% and 9% respectively.

During the quarter, demand and prices were down from peak levels in both the domestic and export markets. At the present time, there is an adequate supply of logs for domestic mills in the region; accordingly, domestic prices have declined modestly. Fourth quarter harvest levels could be adversely affected by forest closures due to fire conditions in the region. The company estimates that 10,000 acres of the Chelan Tree Farm were involved in the recent Eastern Washington wildfires. Preliminary estimate of the cost of the timber lost is $2 million.

Paper and Paperboard
- - --------------------
Third quarter 1994 operating results decreased significantly compared with the third quarter 1993 due primarily to increased costs and lower average selling prices caused by proportionately more tonnage sold in the export market. As compared with year-ago levels, the cost of OCC (old corrugated containers) increased 82% while chip costs declined modestly. During the quarter, the labor contract for the Longview Mill was renewed for six years. The agreement included expensive improvements to the bargained pension plan. Unsatisfactory year-to-date operating results were primarily caused by lower average prices throughout the period and higher costs.

The Mill ran at 95% of capacity during the third quarter 1994; it is now at full capacity. Due to improved export demand for linerboard, the rate of incoming orders improved significantly compared with year-ago levels. Export prices have improved, but are at inadequate levels. Additional improvement is expected in the fourth quarter. Paper markets remain fair.

Converted Products
- - ------------------
Sales have increased 10% and 6% for the quarter and year-to-date periods. However, operating results are down for both periods because of the higher costs of containerboard used to manufacture boxes. Although markets remain competitive, modest price increases have been implemented and more increases are being pursued. Additional improvements continue to be made in product and customer mix.

Other
- - -----
Increased interest expensed for the third quarter 1994 and year-to-date 1994 was due to a higher level of total borrowing and higher interest rates.

Income Taxes
- - ------------
Taxes on income are approximately 38% and 34% of pretax income for fiscal 1994 and 1993 respectively.



       PART I.  FINANCIAL INFORMATION       Page 7





                                       Three Months            Nine Months
                                      Ended July 31           Ended July 31
                                                    %                       %
Other Data                          1994     1993 Change    1994     1993 Change
- - ----------                        ----------------------  ----------------------
Sales
 Logs, thousands of board feet     64,000   56,000 + 14   188,000  160,000  +18
 Lumber, thousands of board feet   12,000    6,000 +100    25,000   17,000  +47
 Paper, tons                       64,000   50,000 + 28   166,000  167,000  - 1
 Paperboard, tons                  61,000   25,000 +144   120,000   71,000  +69
 Converted products, tons         133,000  124,000 +  7   388,000  367,000  + 6
 Logs, $/thousand board feet      $   777  $   867 - 10   $   763  $   762   --
 Lumber, $/thousand board feet        332      364 -  9       359      348  + 3
 Paper, $/ton FOB mill equivalent     579      625 -  7       587      605  - 3
 Paperboard, $/ton FOB mill equiv.    339      297 + 14       319      314  + 2
 Converted products, $/ton            673      661 +  2       664      661   --


                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures and timberland purchases were above available funds from cash flow and, therefore, increased total borrowing. Due to recent new machinery and equipment programs, the capital backlog is $80 million and is expected to be expended over the next twelve months. Due to timberland availability, additional purchases are possible in the fourth quarter. During the quarter, the company purchased 33,425 shares of its common stock.



       PART I.  FINANCIAL INFORMATION       Page 8





                                LONGVIEW FIBRE COMPANY




ITEM 1   LEGAL PROCEEDINGS

         Nothing to report.



ITEM 2   CHANGES IN SECURITIES

         Nothing to report.



ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Nothing to report.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to report.



ITEM 5   OTHER INFORMATION

         Nothing to report.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         Nothing to report.



       PART II.  OTHER INFORMATION          Page 9





                                LONGVIEW FIBRE COMPANY




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date  August 19, 1994                 \s\ L. J. Holbrook
    -----------------------       ----------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance,
                                      Secretary and Treasurer




Date  August 19, 1994                 \s\ C. D. Norman
    -----------------------       ----------------------------------------------
                                  C. D. Norman, Assistant Treasurer