Form 10-K
period 1994-10-31
LONGVIEW FIBRE CO
filed 1995-01-26
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1994    Commission File No.     0-1370

                            LONGVIEW FIBRE COMPANY
           (Exact name of registrant as specified in its charter)

                 Washington                                91-0298760
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

             Longview, Washington                          98632
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (360) 425-1550

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Market value per share $15.75 as of December 31, 1994       Total $715,591,044

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1994.           51,810,297  shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 14, 1994.

                                    PART I
ITEM 1.  BUSINESS

(a)	GENERAL DEVELOPMENT OF BUSINESS

   	Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926. No general development of material importance has occurred during the past fiscal year.

(b)	FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   	This item is completed by reference to Note 12 of Item 8 of this Form
    10-K.

(c)	NARRATIVE DESCRIPTION OF BUSINESS

   	(1)  Principal Products, Markets and Methods of Distribution

         TIMBER - Registrant owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export markets. The majority of domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our tree farms. The company exports logs principally to Japan through sales to U.S. exporters or directly to foreign importers. The company does not believe that the loss of one customer or group of customers would have a material adverse effect on the company.

         The lockup of federal and state timber for so-called threatened species (spotted owls, marbled murrelets and salmon) continues with no relief in sight. The resulting reduced supply in the marketplace keeps log prices at very good levels. Attempts are continuing to similarly restrict private lands which will increase operating costs and could reduce the value of our lands. We presently estimate this adverse effect to be not greater than 6%.

         The company owned in fee on October 31, 1994 545,193 acres of tree farms which are managed on a sustained yield basis with rotations between 45 and 70 years. No large inventory of mature trees is maintained.

         The company owns and operates a sawmill in Leavenworth, Washington. Having an efficient small log sawmill in this region has resulted in improved log realizations on the Chelan tree farm. Residual wood chips are used at the company's pulp and paper mill in Longview.

         PAPER AND PAPERBOARD - The company's pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.

         Sales of paper are made primarily in the domestic market with some grades of paper sold in the export market. Containerboard is sold in the export market and in the Pacific Coast states. The loss of a single customer, or a few customers, would not have a material adverse effect on the company. Products are sold by the company's sales force working out of San Francisco, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia or through paper merchants.

         The mill's raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others.

         Current high chip costs put the Pacific Northwest mills at a disadvantage in competing with mills in other regions. The lockup of federal and state timber for threatened species will tend to keep chip costs up in the near term due to reduced log supply in the region. The company expects that, over time, this disadvantage will lessen due to reduced chip exports from the region, increased imports, more recycling, pulp mill closures, pulp wood plantations, and the reduction in diameter of logs sawn (which increases the ratio of chips to lumber). In an effort to reduce costs and take advantage of marketing opportunities, the company continues to maximize the use of reclaimed fibers, which is a lower cost fiber despite 1994 price increases.

         To spread risk, the company has been engaged in a long campaign to increase value added. Through the years paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the commodity base (paperboard and bag paper) was not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions a greater proportion of paperboard is being produced.

         The company continues to emphasize quality, service, continuity and design of products to meet customers needs. Accordingly the company believes it is in an acceptable competitive posture as to its primary products in spite of high wood fiber costs in the region.

         CONVERTED PRODUCTS - The company's fourteen converting plants in ten states produce shipping containers and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 64% of the Longview mill production.

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

         Due to the higher cost of containerboard used to manufacture boxes, caused primarily by high chip costs, the company has embarked on major programs of installing improved and specialized equipment in its box plants in order to make more specialized products as a means to improve margins.

         The company believes it competes on even terms in highly competitive markets avoiding large accounts which have reached excessive loss levels.

         The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.

                                    1994     1993    1992
         Paper and Paperboard        28%      28%     34%
         Timber                      25%      24%     17%
         Converted Products          47%      48%     49%

         No material portion of the business of the company is seasonal.

         The practice of the company and the industry does not require an abnormal amount of working capital.

   (xi) The amount spent on research and development is completed by reference to Note 11 of Item 8 of this Form 10-K.

  (xii) This item is completed by reference to Item 7 of this Form 10-K.

 (xiii) The company has approximately 3,750 employees.

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

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1994 the company owned in fee 545,193 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever purchasable at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations between 45 and 70 years. No large inventory of mature trees is maintained.

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 87% during fiscal 1994. Markets improved starting late in the second quarter with full operation achieved in the fourth quarter of the year.

CONVERTED PRODUCTS - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following twelve locations there are factories for the production of converted products:

     Oakland, California            Corrugated Boxes Only
     Twin Falls, Idaho               "        "    "
     Rockford, Illinois              "        "    "
     Cedar Rapids, Iowa              "        "    "
     Springfield, Massachusetts      "        "    "
     Minneapolis, Minnesota          "        "    "
     Amsterdam, New York             "        "    "
     Seattle, Washington             "        "    "
     Yakima, Washington              "        "    "
     Spanish Fork, Utah         Corrugated Boxes, Merchandise Bags,
                                 Grocery Bags and Specialty Bags
     Milwaukee, Wisconsin       Corrugated and Solid Fibre Boxes
     Waltham, Massachusetts     Merchandise Bags and Specialty Bags

A plant to make short runs of boxes from corrugated sheets made at Spanish Fork, Utah will be constructed in 1995 at Cedar City, Utah.

The volume of converted products sold increased during the past fiscal year. Capacity is available for increased sales.

OTHER - The company owns mineral rights on the majority of its tree farm acres. Revenues from minerals are immaterial. Natural gas from company lands in Columbia County, Oregon produce some royalty income. These revenues make land ownership more attractive, but to date have had an immaterial impact on overall corporate results.

ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various proceedings relating to the cleanup of hazardous waste under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from any of the legal proceedings discussed herein, or all of them combined, would not have a material effect on the company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the Shareholders.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)(1)(ii) Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1994    	       1993
            Quarter   High     Low	   High     Low
            1st     $23.63  $17.13  $18.75  $15.88
            2nd      23.00   16.75   20.25   16.00
            3rd      21.25   16.75   18.25   15.75
            4th      21.25   16.63   18.25   15.88

(b)(1)  The company estimates it now has approximately 13,000 shareholders.

(c)(1)  Dividends per share paid in fiscal 1994, 1993 and 1992:

                     1994      1993       1992
        January     $0.13     $0.10      $0.10
        April        0.13      0.10       0.10
        July         0.13      0.10       0.10
        October      0.13      0.22       0.22
                    $0.52     $0.52      $0.52

        The Directors have declared a regular dividend of $0.13 per share to be paid on January 10, 1995, to shareholders of record on December 23, 1994.

        Restrictions on the company's ability to pay cash dividends are completed by reference to Notes 5 and 13 of Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)
STATEMENT OF INCOME	                                1994      1993      1992      1991      1990
Net sales 	. . . . . . . . . . . . . . . .   $   790,874  $689,551  $690,998  $644,000  $685,473
  Timber . . . . . . . . . . . . . . . . .       197,978   166,822   114,944    90,785    94,615
  Paper and paperboard . . . . . . . . . .       223,920   189,787   234,119   223,260   241,974
  Converted products	. . . . . . . . . . .       368,976   332,942   341,935   329,955   348,884
Cost of products sold, including
  outward freight  . . . . . . . . . . . .       659,309   554,984   571,453   556,329   530,246
Gross profit . . . . . . . . . . . . . . .       131,565   134,567   119,545    87,671   155,227
Selling, administrative and general
  expenses . . . . . . . . . . . . . . . .        54,769    49,994    48,971    46,737    46,752
Operating profit . . . . . . . . . . . . .        76,796    84,573    70,574    40,934   108,475
  Timber . . . . . . . . . . . . . . . . .       111,907   101,471    61,006    45,286    51,781
  Paper and paperboard . . . . . . . . . .       (15,703)   (2,181)   14,398    15,183    42,483
  Converted products . . . . . . . . . . .       (19,408)  (14,717)   (4,830)  (19,535)   14,211
Interest expensed  . . . . . . . . . . . .       (24,384)  (22,772)  (24,356)  (24,211)  (17,056)
Other income . . . . . . . . . . . . . . .         1,902     1,287     1,169     5,780     1,422
Income before income taxes . . . . . . . .        54,314    63,088    47,387    22,503    92,841
Provision for income taxes . . . . . . . .        20,900    22,800    15,300     5,860    31,700
Net income . . . . . . . . . . . . . . . .        33,414    40,288    32,087    16,643    61,141

PER SHARE
Net income . . . . . . . . . . . . . . . .    $     0.64  $   0.78  $   0.62  $   0.32  $   1.13
Dividends  . . . . . . . . . . . . . . . .          0.52      0.52      0.52      0.52      0.52
Earnings reinvested in the business  . . .          0.12      0.26      0.10     (0.20)     0.61
Shareholders' equity at year-end . . . . .          7.80      7.69      7.39      7.29      7.49
Average shares outstanding (thousands) . .        51,861    51,785    51,688    51,698    54,309
Shares outstanding at year-end (thousands)        51,830    51,882    51,685    51,693    51,710

BALANCE SHEET DATA
Total assets . . . . . . . . . . . . . . .    $1,022,049  $944,373  $950,768  $926,852  $873,901
Working capital  . . . . . . . . . . . . .        35,761    34,308    30,119    27,791    26,578
Capital assets . . . . . . . . . . . . . .       815,509   767,130   777,655   768,406   724,315
Deferred taxes . . . . . . . . . . . . . .      (103,234)  (97,693)  (83,266)  (79,569)  (73,076)
Long-term debt . . . . . . . . . . . . . .       366,492   327,486   362,400   356,025   303,450
Shareholders' equity . . . . . . . . . . .       404,253   398,795   382,117   377,035   387,478

OTHER DATA
Sales:  Logs, thousands of board feet  . .       250,000   212,000   232,000   218,000   224,000
        Lumber, thousands of board feet  .        36,000    25,000    11,000       -        -
        Paper, tons  . . . . . . . . . . .       236,000   226,000   253,000   249,000   273,000
        Paperboard, tons . . . . . . . . .       181,000    96,000   174,000   119,000   126,000
        Converted products, tons . . . . .       549,000   506,000   525,000   520,000   539,000
        Logs, $/thousand board feet  . . .    $      743  $    745  $    486  $    417  $    423
        Lumber, $/thousand board feet  . .           352       347       208       -         -
        Paper, $/ton FOB mill equivalent .           592       608       607       625       617
        Paperboard, $/ton FOB mill
          equivalent . . . . . . . . . . .           336       311       320       340       352
        Converted products, $/ton  . . . .           672       658       651       635       647
Primary production, tons . . . . . . . . .       968,000   822,000   894,000   831,000   873,000
Employees  . . . . . . . . . . . . . . . .         3,750     3,500     3,450     3,400     3,450
Funds:  Used for plant and equipment . . .    $   81,544  $ 53,256  $ 66,744  $101,950  $133,088
        Used for timber and timberlands  .        43,494     4,700     7,579     1,730    40,627

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1994 vs. 1993

1994 was the sixth consecutive unsatisfactory year. Earnings decreased by 17% and were 65% below 1988 when shareholders' equity was 13% lower.

Timber profits increased from $101,471,000 to $111,907,000 in fiscal 1994. The 10% improvement was primarily due to 21% increase in log and lumber footage sold. Prices for logs and lumber held steady with year ago levels, but operating results were adversely affected by fire losses. Demand and prices remain at good levels in both the export and domestic markets.

Summer of 1994 was a period of devastating forest fires east of the Cascades where we have about 80,000 acres. Parts of 9,000 acres were subject to fire. We have charged to earnings $2 million which is our best current estimate of the timber lost based on cost of that timber. Market value is, of course, greater; potential profit lost will be reflected in later years.

The company operates its 545,193 acres of tree farms on a sustained yield basis with rotations between 45 and 70 years. Based on recent purchases and sales, we now estimate the value of the tree farms to be between five and seven times book value. These multipliers are lower than the prior year because of large purchases in fiscal 1994 at market prices. While actual purchases reflect current market prices, we are confident that prices we paid have adequate allowance for profit and risk.

Lockup of federal and state timber for so-called threatened species continues to expand. The resulting reduced log supply in the marketplace keeps log prices at very good levels. Attempts are continuing to extend environmental overkill to private lands. This effort increases our operating costs and can reduce the value of our lands. We presently estimate this adverse effect to be not greater than 6%.

For the year, sales of paper and paperboard increased 18% while operating results declined from $(2,181,000) to $(15,703,000). Tonnage sold during the year increased 30% while the average prices for paper declined 3% and the average price for paperboard improved 8%. Increased costs which contributed to the reduced results are discussed below.

Markets improved starting late in the second quarter; full operation and improved prices were achieved in the fourth quarter of the year. Weak markets in the early part of the fiscal year resulted in operations for the year at about 87% of capacity.

Chip costs were about 1% lower than the prior year but continue to be high. Increased demand for OCC (old corrugated containers) caused its price to increase sharply; however, it is still cheaper than virgin pulp. Our expectation is still, as reported last year, that in time chip cost differences between the Pacific Northwest and other regions will diminish.

Market bleached pulp is now used for all bleached products and part of the bleach plant has been written off. Bleached pulp prices are increasing which necessitates higher prices for bleached products.

The company made a six-year labor settlement at the mill with moderate wage increases, but accompanied by substantial retirement improvements. The cost of the pension improvements reduced reported earnings by approximately $2,000,000. While the settlement is expensive, it is not out of line with regional competitors, but rates are high compared with other regions.

Converting results declined from $(14,717,000) in fiscal 1993 to $(19,408,000) in fiscal 1994. Sales increased 11% due to an 8% increase in tonnage sold and a 2% increase in average price. Operating losses increased due to higher costs of containerboard used to manufacture boxes.

Paperboard demand increased so that the industry is now running at capacity. The paper market improved slightly as swing machines shifted to paperboard. Corrugated box prices improved as containerboard became scarce.

During weak markets some large buyers tend to hold auctions. Longview Fibre will do its best to avoid such buyers and to have continuing long term relationships with customers who see the necessity for paying compensatory prices for quality, service, continuity, product design and specialized manufacturing capability. In the long term, no user of our products can expect to rely on producers who are forced to sell below cost.

Sale of power continues to make a substantial reduction in net cost of power used. The new cogeneration plant is expected to be on-line by next summer.

Selling, administrative and general expenses were 7% of sales in fiscal 1994 and fiscal 1993. Interest expensed increased 7% in fiscal 1994 as compared with fiscal 1993 due to higher borrowing for capital expenditures and higher interest rates.

The harsh government climate for manufacturing continues to make production expensive; no improvement is in sight. The current very strong market for our products will make manufacturing profitable; it will, nevertheless, take considerable time to recover the large amount lost in manufacturing in the last four years. The current recovery has gone on for long enough to start speculation as to when it may end. Modest expansion in the paper industry leads one to the hope that the next downmarket will not be as bad as the recent debacle.

It appears probable that the log market will stay fairly strong even in a downturn.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations decreased $22,137,000 in 1994 compared with 1993 primarily due to decreased earnings and increases in accounts receivable resulting from increased sales.

Working capital was $35,761,000 at October 31, 1994 compared to $34,308,000 at October 31, 1993.

Long-term debt, current installments of long-term debt and short-term borrowings increased by $46,057,000 in 1994 due primarily to increased capital expenditures.

At October 31, 1994, the company had bank lines of credit totaling $292,000,000. Of this amount, $160,000,000 was under a credit agreement with a group of banks expiring February 28, 1996, with renewal provisions beyond that date. The company had outstanding $120,000,000 of notes payable under this agreement at October 31, 1994. Also available were $132,000,000 of bank credit lines for additional borrowing needs. At October 31, 1994, the company had an outstanding balance of $86,000,000 under these credit lines. The unused portion of all bank lines of credit was $86,000,000 as of October 31, 1994, which is adequate for anticipated future needs.

Also outstanding at October 31, 1994 were senior notes of $177,875,000 and revenue bonds of $28,900,000.

Expenditures for fiscal 1994 for plant and equipment were $81,544,000 and for timberland $43,494,000. Expenditures for fiscal 1993 for plant and equipment were $53,256,000 and for timberland $4,700,000. The backlog of approved capital projects as of October 31, 1994 is $65,000,000. Timberland purchases of $32,000,000 closed after October 31, 1994.

Capital projects:
The company has embarked on major programs of installing improved and specialized equipment in its mill and box plants in order to make more customized products as a means to improve margins.

The company is acquiring property to build a corrugated sheet plant at Cedar City, Utah.

Capital expenditures for plant and equipment are expected to range between $60,000,000 and $100,000,000 per year. Purchase of timberlands will depend on offerings, price levels and competition.

During fiscal 1994, the company purchased 51,522 shares of its stock for an average price of $19.16 per share. During fiscal 1993, the company purchased 17,973 shares for an average price of $16.62 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1994 is 21,249,903 shares for $94,505,865 at an average cost of $4.45 per share. Stock purchases increase interest costs and thus reduce corporate earnings. In most years when earnings are good, they increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $.52 per share were paid in fiscal 1994 and 1993. Shareholders' equity increased $5,458,000 in fiscal 1994 as compared with an increase of $16,678,000 in fiscal 1993.

Primarily due to timberland purchases of $32,000,000, total borrowing will increase during the first fiscal quarter of 1995. It is expected that near-term capital expenditures will be financed from internally generated funds and with external borrowings if needed.

OTHER

The company has in place a process of reviewing any known environmental exposures which includes determining the costs of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

The company believes it is in substantial compliance with Federal, State and local laws regarding environmental quality. The Environmental Protection Agency (EPA) has issued proposed rules regarding air and water quality referred to as the "Cluster Rules" which are currently undergoing public review. Depending upon the final form of these rules, the company estimates that over the next 4 to 5 years required pollution control capital expenditures could range from $10 million to $50 million. Although future pollution control expenditures cannot be predicted with any certainty because of continuing changes in laws, the company believes that compliance with these requirements will not have a material impact on its capital expenditures, earnings or competitive position.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assets, although most of the inflationary effect on inventories is already portrayed in the consolidated income statement by the use of the LIFO method of inventory valuation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                         											           PAGE
Financial Statements:

  Report of Independent Accountants  . . . . . . . . . . . . . . 14
  Consolidated Statements of Income for the
   three years ended October 31, 1994  . . . . . . . . . . . . . 15
  Consolidated Statements of Shareholders'
   Equity for the three years ended October 31, 1994 . . . . . . 15
  Consolidated Balance Sheets at October 31,
   1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . 16
  Consolidated Statements of Cash Flows for
   the three years ended October 31, 1994  . . . . . . . . . . . 17
  Notes to Consolidated Financial Statements . . . . . . . . . . 18


Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ Price Waterhouse LLP
Price Waterhouse LLP

Portland, Oregon
December 7, 1994

CONSOLIDATED STATEMENT OF INCOME
                                       								     Years Ended October 31

(thousands except per share)                        1994       1993      1992
NET SALES. . . . . . . . . . . . . . . . . . .  $790,874   $689,551  $690,998
      Timber . . . . . . . . . . . . . . . . .   197,978    166,822   114,944
      Paper and paperboard . . . . . . . . . .   223,920    189,787   234,119
      Converted products . . . . . . . . . . .   368,976    332,942   341,935
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   659,309    554,984   571,453
GROSS PROFIT . . . . . . . . . . . . . . . . .   131,565    134,567   119,545
Selling, administrative and general expenses .    54,769     49,994    48,971
OPERATING PROFIT . . . . . . . . . . . . . . .    76,796     84,573    70,574
      Timber . . . . . . . . . . . . . . . . .   111,907    101,471    61,006
      Paper and paperboard . . . . . . . . . .   (15,703)    (2,181)   14,398
      Converted products . . . . . . . . . . .   (19,408)   (14,717)   (4,830)
Interest income. . . . . . . . . . . . . . . .       539        329       357
Interest expensed. . . . . . . . . . . . . . .   (24,384)   (22,772)  (24,356)
Miscellaneous. . . . . . . . . . . . . . . . .     1,363        958       812
INCOME BEFORE INCOME TAXES . . . . . . . . . .    54,314     63,088    47,387
PROVISION FOR TAXES ON INCOME (see Note 9)
Current. . . . . . . . . . . . . . . . . . . .    15,748     13,055    11,603
Deferred . . . . . . . . . . . . . . . . . . .     5,152      9,745     3,697
                                                  20,900     22,800    15,300

NET INCOME . . . . . . . . . . . . . . . . . .  $ 33,414   $ 40,288  $ 32,087
      Per share. . . . . . . . . . . . . . . .  $   0.64   $   0.78  $   0.62


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1994       1993      1992
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,823   $ 77,527  $ 77,540
      Issued . . . . . . . . . . . . . . . . .       -          323       -
      Ascribed value of stock purchased. . . .       (78)       (27)      (13)
      Balance at end of year . . . . . . . . .  $ 77,745   $ 77,823  $ 77,527
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $    -    $    -
      On common stock issued . . . . . . . . .       -        3,306       -
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $    -
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $317,666   $304,590  $299,495
      Net income . . . . . . . . . . . . . . .    33,414     40,288    32,087
      Less cash dividends on common stock
        ($0.52 per share). . . . . . . . . . .   (26,968)   (26,940)  (26,878)
      Less purchases of common stock . . . . .      (910)      (272)     (114)
      Balance at end of year . . . . . . . . .  $323,202   $317,666  $304,590
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,882     51,685    51,693
      Issued . . . . . . . . . . . . . . . . .       -          215       -
      Purchases. . . . . . . . . . . . . . . .       (52)       (18)       (8)
      Balance at end of year . . . . . . . . .    51,830     51,882    51,685

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)              1994      1993      1992
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .   $  101,190  $ 82,563  $ 91,671
  Allowance for doubtful accounts. . . . . .       (1,000)   (1,000)     (750)
Inventories (see Note 2) . . . . . . . . . .       67,305    59,674    55,741
Other. . . . . . . . . . . . . . . . . . . .        7,597     7,081     1,883
            Total current assets . . . . . .      175,092   148,318   148,545
Capital assets:
Buildings, machinery and equipment at cost .    1,230,784 1,164,411 1,124,957
  Accumulated depreciation . . . . . . . . .      599,342   548,538   499,228
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .      631,442   615,873   625,729
Plant sites at cost. . . . . . . . . . . . .        2,423     2,423     2,423
                                                  633,865   618,296   628,152
Timber at cost less depletion. . . . . . . .      158,659   129,372   129,206
Roads at cost less amortization. . . . . . .        9,415     9,198    10,628
Timberland at cost . . . . . . . . . . . . .       13,570    10,264     9,669
                                                  181,644   148,834   149,503
              Total capital assets . . . . .      815,509   767,130   777,655
Other assets . . . . . . . . . . . . . . . .       31,448    28,925    24,568
                                               $1,022,049  $944,373  $950,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .   $   12,505  $  8,363  $  7,193
Accounts payable . . . . . . . . . . . . . .       52,361    40,219    42,796
Short-term borrowings (see Note 4) . . . . .        1,000    20,000    35,000
Payrolls payable . . . . . . . . . . . . . .        9,862     8,973     8,431
Federal income taxes payable . . . . . . . .        2,929     1,502     4,057
Other taxes payable. . . . . . . . . . . . .       14,680    15,010    15,324
Current installments of long-term debt . . .       45,994    19,943     5,625
             Total current liabilities . . .      139,331   114,010   118,426
Long-term debt (see Note 5). . . . . . . . .      366,492   327,486   362,400
Deferred taxes - net (see Note 9). . . . . .      103,234    97,693    83,266
Other liabilities. . . . . . . . . . . . . .        8,739     6,389     4,559
Commitments (see Note 10). . . . . . . . . .          -         -         -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares          -         -         -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,830,297, 51,881,819 and 51,684,792
 shares, respectively (see Note 13). . . . .       77,745    77,823    77,527
Additional paid-in capital . . . . . . . . .        3,306     3,306       -
Retained earnings. . . . . . . . . . . . . .      323,202   317,666   304,590
             Total shareholders' equity. . .      404,253   398,795   382,117
                                               $1,022,049 $ 944,373 $ 950,768

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Years Ended October 31

(thousands)                                    	 	 1994      1993      1992
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $ 33,414  $ 40,288  $ 32,087
Charges to income not requiring cash -
    Depreciation . . . . . . . . . . . . . .     62,144    60,859    57,371
    Depletion and amortization . . . . . . .     10,546     8,166     6,036
    Deferred taxes - net . . . . . . . . . .      5,541     9,745     3,697
    Loss on disposition of capital assets. .      2,679     1,437       797

Change in:
   Accounts and notes receivable . . . . . .    (18,627)    9,358    (7,550)
   Taxes on income, refundable . . . . . . .        -         -       3,620
   Inventories . . . . . . . . . . . . . . .     (7,631)   (3,190)   (7,351)
   Other . . . . . . . . . . . . . . . . . .       (516)     (516)      191
   Other noncurrent assets . . . . . . . . .     (2,523)   (4,357)   (3,577)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .      7,075    (3,049)    6,477
   Federal income taxes payable. . . . . . .      1,427    (2,555)    4,057
   Other noncurrent liabilities. . . . . . .      2,350     1,830       -
Cash provided by operations. . . . . . . . .     95,879   118,016    95,855

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment . . . . .    (81,544)  (53,256)  (66,744)
               Timber and timberlands. . . .    (43,494)   (4,700)   (7,579)
Proceeds from sale of capital assets . . . .      1,290       905       871
Cash used for investing. . . . . . . . . . .   (123,748)  (57,051)  (73,452)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .     85,000    21,029    35,000
Reduction in long-term debt. . . . . . . . .    (19,943)  (41,625)  (48,825)
Short-term borrowings. . . . . . . . . . . .    (19,000)  (15,000)   26,000
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .      4,142     1,170    (1,829)
Accounts payable for construction. . . . . .      5,626       700    (5,744)
Cash dividends . . . . . . . . . . . . . . .    (26,968)  (26,940)  (26,878)
Purchase of common stock . . . . . . . . . .       (988)     (299)     (127)
Cash provided by (used for) financing. . . .     27,869   (60,965)  (22,403)

Change in cash position. . . . . . . . . . .        -         -         -
Cash position, beginning of year . . . . . .        -         -         -
Cash position, end of year . . . . . . . . .   $    -    $    -    $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized) . . . .   $ 23,912  $ 23,231  $ 24,037
Capitalized interest . . . . . . . . . . . .      1,486       548     2,670
Income taxes . . . . . . . . . . . . . . . .     14,500    16,134     9,727

The accompanying notes are an integral part of the financial statements.

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

EARNINGS PER SHARE
Net income per common share is computed on the basis of weighted average shares outstanding of 51,861,365, 51,785,201 and 51,688,336 for 1994, 1993
and 1992, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

The Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted during 1993. FAS 106 requires the company to accrue the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period. The unrecognized transition obligation of $10 million as of November 1, 1992 is being amortized over 20 years (see Note
8).

INCOME TAXES
The Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," was adopted during 1993 and requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The cumulative effect of the change in the method of accounting for income taxes as of the beginning of fiscal 1993 was not material. Financial statements for prior years have not been restated (see Note 9).

REVENUE RECOGNITION
The company generally recognizes revenues when goods are shipped.

NOTE 2 - INVENTORIES:
Inventories consist of the following:

                                             October 31
(thousands)                           1994        1993        1992
Finished goods  . . . . . . . .   $ 15,106    $ 14,977    $ 12,861
Goods in process. . . . . . . .     11,390      11,231      11,024
Raw materials and supplies. . .     40,809      33,466	     31,856
                                  $ 67,305    $ 59,674    $ 55,741


The amounts included above for inventories valued by the LIFO method are less than replacement or current cost by approximately $45,705,000, $39,306,000 and $41,331,000 at October 31, 1994, 1993 and 1992,
respectively.


NOTE 3 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1994        1993        1992
Buildings - net . . . . . . . .   $ 46,963    $ 39,644    $ 38,726
Machinery and equipment - net .    584,479     576,229     587,003
                                  $631,442    $615,873    $625,729

NOTE 4 - SHORT-TERM BORROWINGS:
At October 31, 1994, the company had bank lines of credit totaling $292 million. Of this amount, $160 million was under a credit agreement with a group of banks providing various methods of borrowing. The company can request a "Competitive Bid" specifying dollar amounts and loan duration.
The various banks may then bid, specifying rates and amounts, which the company may accept or reject. The agreement also provides for borrowings other than competitive bids, at the Euro Dollar Rate plus 3/8% or the bank's prime rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a 1/4% facility fee and a 1/8% commitment fee on the unused portion of the commitments when the quarterly average daily usage is less than $90 million. This agreement has an expiration date of February 28, 1996 with renewal provisions beyond that date. At October 31, 1994, the company had loans of $120 million under the credit agreement.

The company also has an agreement whereby it can borrow money by issuing notes in the commercial paper market. The $160 million credit agreement above provides credit back-up for commercial paper issued, therefore the combined borrowing under the credit agreement and the commercial paper agreement cannot exceed $160 million. During the year, no commercial paper was issued.

Also available was $132 million of bank credit lines for additional borrowing needs. Of this amount, a $45 million and a $20 million agreement are committed lines of credit which are each subject to a nominal commitment fee and expire November 1, 1996 and March 31, 1996, respectively. The other $67 million is uncommitted. At October 31, 1994, the company had an outstanding balance of $86 million under these credit lines.

Short-term borrowings of $205 million, $160 million and $176 million at October 31, 1994, 1993 and 1992, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1994        1993        1992
Notes payable October 31 . . . .   $206,000    $180,000    $211,000
Interest rate October 31 . . . .       5.6%        4.0%        4.3%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $196,547    $179,601    $193,573
Average* interest rate
 during year . . . . . . . . . .       4.6%        4.2%        5.0%
Maximum amount of notes
 payable at any month end. . . .   $213,000    $195,000    $211,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 5 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                 								       October 31
(thousands)                             1994        1993        1992
Senior notes due through 2001
 (6.17%-9.80%) - Note (a) . . . .   $177,875    $157,500    $163,125
Revenue bonds payable through
 2015 (floating rates, currently
 3.35%-3.45%) - Note (b). . . . .     28,900      28,900      28,900
Other . . . . . . . . . . . . . .        711       1,029         -
Notes payable - banks -
 Note 4 above . . . . . . . . . .    205,000     160,000     176,000
                                     412,486     347,429     368,025
    Less current installments . .     45,994      19,943       5,625
Net long-term debt. . . . . . . .   $366,492    $327,486    $362,400

Scheduled maturities
        1996            $239,118
        1997              34,119
        1998              14,119
        1999              30,118
        2000-2015         49,018
                        $366,492

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio and restrictions on payments of dividends. Accordingly, at October 31, 1994, approximately $44 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1994, $23,900,000 was secured by liens on the equipment.


NOTE 6 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8% and 5.25% for 1994, 7% and 5.25% for 1993, and 8% and 5.5% for 1992. The expected long-term rate of return on assets was 9%.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

thousands)                                1994         1993         1992
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $132,175     $132,030     $112,824
   Vested and nonvested . . . . . .   $133,190     $132,803     $113,429
   Projected for service
     rendered . . . . . . . . . . .   $157,549     $147,395     $127,745
Plan assets at fair value,
 primarily listed stocks. . . . . .    237,109      235,763      197,524
Excess plan assets. . . . . . . . .     79,560       88,368       69,779
Items not recognized in earnings:
 Net (asset) at adoption of FAS 87.     (8,795)     (10,164)     (11,534)
 Unrecognized prior service cost. .     24,363        7,487        8,925
 Unrecognized net (gain) .  . . . .    (71,034)     (63,095)     (48,438)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 24,094     $ 22,596     $ 18,732

Net pension (income) includes
 the following:
   Service cost . . . . . . . . . .   $  4,334     $  3,203     $  3,258
   Interest cost. . . . . . . . . .     10,800        9,770        9,451
   Actual (return) on plan assets .     (8,920)     (45,229)     (16,098)
   Net amortization and deferral. .     (7,711)      28,392          622

Net pension (income). . . . . . . .   $ (1,497)    $ (3,864)    $ (2,767)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive during 1994, 1993 and 1992 was $916,000, $857,000 and $826,000, respectively.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements.
The difference between the fair value of the company's long-term debt and the stated value at October 31, 1994 is not material. The fair value of the company's long-term debt at October 31, 1993 was approximately $9 million more than the stated value.

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents.
Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,679,000, $2,274,000 and $390,000 in 1994, 1993 and 1992, respectively.

The components of expense in 1994 and 1993 were as follows:

(thousands)                                     1994      1993
Service cost . . . . . . . . . . . . . . .    $  850    $  639
Interest cost  . . . . . . . . . . . . . .     1,331     1,137
Amortization of transition obligation  . .       498       498
Net periodic postretirement benefit cost .    $2,679    $2,274


The accumulated postretirement benefit obligation consists of the following:

(thousands)                                      1994        1993
Retirees . . . . . . . . . . . . . . . . .    $(2,658)   $ (2,245)
Fully eligible active plan participants  .     (3,898)     (3,025)
Other active plan participants . . . . . .    (11,833)    (11,268)
Total accumulated postretirement
  benefit obligation	. . . . . . . . . . .    (18,389)    (16,538)
Unrecognized net loss  . . . . . . . . . .        676         677
Unrecognized transition obligation . . . .      8,974       9,472
Accrued postretirement benefit cost  . . .    $(8,739)    $(6,389)


Future benefit costs were calculated using a health care cost trend rate of 15% for the indemnity plan and 8.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% is reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $2,945,000 effect on the accumulated postretirement benefit obligation as of October 31, 1994 and a $514,000 effect on the net periodic postretirement benefit cost. The weighted-average discount rate used was 8% and 7.5% at October 31, 1994 and 1993, respectively, and 8% at November 1, 1992.

NOTE 9 - INCOME TAXES:
Provision for taxes on income is made up of the following components. The 1994 and 1993 amounts reflect use of the liability method under FAS 109 while the 1992 amount reflects accounting using the deferred method which was required under previous rules.

(thousands)                                1994       1993       1992
Current:
  Federal. . . . . . . . . . . . . .    $14,553    $12,601    $10,720
  State. . . . . . . . . . . . . . .      1,195        454        883
                                         15,748     13,055     11,603
Deferred:
  Federal. . . . . . . . . . . . . .      4,647      8,699      2,880
  State. . . . . . . . . . . . . . .        505      1,046        817
                                          5,152      9,745      3,697
                                        $20,900    $22,800    $15,300

1992 deferred income tax provision:

(thousands)                                                      1992
Depreciation . . . . . . . . . . . .                          $13,642
Alternative minimum tax. . . . . . .                           (9,600)
Other. . . . . . . . . . . . . . . .                             (345)
                                                              $ 3,697

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1994       1993       1992
Expected federal income tax rate . .        35%        35%        34%
Foreign Sales Corporation. . . . . .         -         (5)        (4)
State income taxes less
  federal income tax benefit . . . .         2          1          2
Enacted rate change impacting
  deferred taxes . . . . . . . . . .         -          5          -
Other. . . . . . . . . . . . . . . .         1          -          -
                                            38%        36%        32%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1994               1993
Current:
  Non-deductible accruals. . . . . .      $ (5,071)         $  (4,682)

Non-current:
  Depreciation . . . . . . . . . . .      $128,371          $ 119,667
  Employee Benefit Plans . . . . . .        8,917              8,363
  Alternative Minimum Tax. . . . . .       (26,844)           (24,235)
  Other. . . . . . . . . . . . . . .        (7,210)            (6,102)
  Non-current deferred tax . . . . .      $103,234          $  97,693

Federal income tax returns through 1988 have been settled with the Internal Revenue Service.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $65 million, $56 million and $18 million at October 31, 1994, 1993 and 1992, respectively.

NOTE 11 - SUPPLEMENTAL EXPENSE INFORMATION:

(thousands)                                1994       1993       1992
Maintenance & repairs. . . . . . . .    $68,795    $63,556    $64,527
Taxes, other than income taxes:
      Payroll. . . . . . . . . . . .     10,949     10,206     10,156
      Property . . . . . . . . . . .     10,114     10,689     10,763
      Sales and use. . . . . . . . .      3,866      3,548      3,797
      Other. . . . . . . . . . . . .     10,706      7,823      7,561
Research and development . . . . . .        471        462        725


NOTE 12 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.
The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's fourteen converting plants in ten states produce shipping containers, and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 64% of the Longview mill tonnage.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia in 1994, 1993 and 1992 of $161,622,000, $124,195,000
and $123,604,000, respectively.  All sales are made in U. S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $252,844,000, $275,417,000 and $262,105,000 have been allocated to converted products at October 31, 1994, 1993 and 1992, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                             	     1994       1993       1992
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  197,978   $166,822   $114,944
Paper and paperboard . . . . . . . .       223,920    189,787    234,119
Converted products . . . . . . . . .       368,976    332,942    341,935
  Total. . . . . . . . . . . . . . .       790,874    689,551    690,998

INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .       111,907    101,471     61,006
Paper and paperboard . . . . . . . .       (15,703)    (2,181)    14,398
Converted products . . . . . . . . .       (19,408)   (14,717)    (4,830)
Interest expensed and other. . . . .       (22,482)   (21,485)   (23,187)
  Income before income taxes . . . .        54,314     63,088     47,387

IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       225,656    188,450    190,041
Paper and paperboard . . . . . . . .       304,819    278,981    302,855
Converted products . . . . . . . . .       491,574    476,942    457,872
  Total. . . . . . . . . . . . . . .     1,022,049    944,373    950,768

DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .        13,350     11,010      8,114
Paper and paperboard . . . . . . . .        21,767     19,907     20,225
Converted products . . . . . . . . .        37,573     38,108     35,068
  Total. . . . . . . . . . . . . . .        72,690     69,025     63,407

ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .        48,810      5,453     12,797
Paper and paperboard . . . . . . . .        19,890     15,162     27,898
Converted products . . . . . . . . .        56,338     37,341     33,628
  Total. . . . . . . . . . . . . . .    $  125,038   $ 57,956   $ 74,323


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

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1994
Net sales. . . . . . . . . .  $166,085  $189,183  $207,341  $228,265  $790,874
Gross profit . . . . . . . .    21,360    40,101    32,184    37,920   131,565
Net income . . . . . . . . .     1,778    13,986     7,491    10,159    33,414
Net income per share (1) . .      0.03      0.27      0.14      0.20      0.64

1993
Net sales. . . . . . . . . .  $155,873  $179,045  $175,826  $178,807  $689,551
Gross profit . . . . . . . .    25,026    37,916    40,380    31,245   134,567
Net income . . . . . . . . .     5,089    13,363    14,625     7,211    40,288
Net income per share (1) . .      0.10      0.26      0.28      0.14      0.78

1992
Net sales  . . . . . . . . .  $152,696  $172,868  $177,878  $187,556  $690,998
Gross profit . . . . . . . .    23,132    32,040    31,529    32,844   119,545
Net income . . . . . . . . .     3,904     9,679     8,689     9,815    32,087
Net income per share (1) . .      0.08      0.18      0.17      0.19      0.62

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

                      Executive Officers of the Company

Name                Age          Office and Year First Elected

R. P. Wollenberg    79  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    66  (2) Executive Vice President              (1960)

R. J. Parker        46  (3) Senior Vice President-Production      (1994)

D. L. Bowden        59  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      39  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       63  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        63  (7) Vice President-Industrial Relations
                        and General Council                       (1986)

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

(3)     R. J. Parker

        From 1994  Senior Vice President-Production
        1993-1994  Vice President and Assistant to the President
        1992-1993  Pulp Mill Superintendant
        1985-1992  Assistant Pulp Mill Superintendant

(4)     D. L. Bowden

        From 1992  Senior Vice President-Timber
        1989-1992  Vice President-Timber
        1980-1989  Assistant Timber Manager

(5)     L. J. Holbrook

        From 1992 Senior Vice President-Finance, Secretary and Treasurer 1991-1992 Vice President-Finance, Secretary and Treasurer 1989-1991 Assistant Secretary and Assistant Treasurer

(6)     D. C. Stibich

        From 1986  Senior Vice President Paper Sales
        1981-1986  Vice President Paper Sales
        1968-1981  Manager Paper Sales

(7)     R. B. Arkell

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

     (1) Financial Statements:

         The 1994, 1993 and 1992 consolidated financial statements are included in Item 8 of this Form 10-K.

         The individual financial statements of the company have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1994.

    (2)  Financial Statement Schedules:

         Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of this Form 10-K.

    (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

         3.1  Articles of Incorporation of Longview Fibre Company ***

         3.2  Bylaws of Longview Fibre Company ***

         4.1  Commercial Paper Facility *

         4.2  Rights Agreement **

         4.3  $170,000,000 Credit Agreement ****

         4.4  First Amendment to Credit Agreement ****

         4.5  Second Amendment to Credit Agreement

         4.6  Third Amendment to Credit Agreement

         4.7  Loan Agreement ****

         4.8  First Amendment to Loan Agreement

         4.9 Other long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

              Senior Notes due through 2001 (6.17% - 9.80%)      $177,875,000

              Revenue Bonds payable through 2015 (floating rates,
              3.35% through 3.45% at October 31, 1994)           $ 28,900,000

              Other                                              $    711,000

        10    Form of Term Protection

        23    Consent of Independent Accountants

        27    Financial Data Schedules


        	*    Incorporated by reference to company's Annual Report on Form
              10-K for the year ended October 31, 1988.
        **   	Incorporated by reference to company's Annual Report on Form
              10-K for the year ended October 31, 1989.
       ***   	Incorporated by reference to company's Annual Report on Form
              10-K for the year ended October 31, 1990.
      ****   	Incorporated by reference to company's Annual Report on Form
           			10-K for the year ended October 31, 1993.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended October 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant


\s\ L. J. Holbrook                              	     1-24-95
L. J. Holbrook, Vice President-Finance,               Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                            	     1-24-95
R. P. Wollenberg, Chief Executive Officer             Date
             and Director

\s\ L. J. Holbrook                              	     1-24-95
L. J. Holbrook, Chief Financial Officer               Date
             and Director

\s\ A. G. Higgens                               	     1-24-95
A. G. Higgens, Chief Accounting Officer               Date


\s\ R. B. Arkell                                	     1-24-95
R. B. Arkell, Director                                Date


\s\ D. L. Bowden                                 	    1-24-95
D. L. Bowden, Director                                Date


\s\ M. A. Dow                                   	     1-24-95
M. A. Dow, Director                                   Date


\s\ C. H. Monroe                                 	    1-24-95
C. H. Monroe, Director                                Date


\s\ G. E. Schwartz                               	    1-24-95
G. E. Schwartz, Director                              Date


\s\ R. E. Wertheimer                            	     1-24-95
R. E. Wertheimer, Director			                  		     Date


\s\ D. A. Wollenberg                             	    1-24-95
D. A. Wollenberg, Director                            Date