Form 10-K/A
period 1994-10-31
LONGVIEW FIBRE CO
filed 1995-03-15
CIK 60302

THIS FORM 10-K IS BEING AMENDED TO:

1) refile Item 14.(a)(3). The description on Exhibit 10 is being revised. Also, Exhibits 99.1 through 99.8 are being added to the exhibit list.

2)  refile Exhibit 27 to add the Multiplier

3)  file exhibits 99.1 through 99.8 not previously filed

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

                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 14, 1994.

- -------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K:

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

          10    Form of Termination Protection Agreement

          23    Consent of Independent Accountants

          27    Financial Data Schedules

          99.1  Salary Savings Plan - Amendment No. 1

          99.2  Salary Savings Plan - Amendment No. 2

          99.3  Salary Savings Plan - Amendment No. 3

          99.4  Hourly Savings Plan - Amendment No. 1

          99.5  Hourly Savings Plan - Amendment No. 2

          99.6  Hourly Savings Plan - Amendment No. 3

          99.7  Branch Hourly Savings Plan - Amendment No. 1

          99.8  Branch Hourly Savings Plan - Amendment No. 2

            * Incorporated by reference to company's Annual Report on Form 10-K for the year ended Ocgober 31, 1988.
           ** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
          *** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         **** Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1993.

- ---------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                              	     3-15-95
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


\s\ L. J. Holbrook                              	     3-15-95
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                               	     3-15-95
A. G. Higgens, Chief Accounting Officer                Date