Form 10-Q
period 1995-01-31
LONGVIEW FIBRE CO
filed 1995-03-16
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For Quarter Ended   January 31, 1995          Commission file number   0-1370
                 ----------------------------                         ----------





                             Longview Fibre Company
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





            Washington                               91-0298760
- -------------------------------------        -----------------------------------
  (State or other jurisdiction of                  (I. R. S. Employer
  incorporation or organization)                   Identification No.)





     P. O. Box 639, Longview, Washington                   98632
- --------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)





Registrant's telephone number, including area code       (360) 425-1550
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



        51,805,297 Common Shares were outstanding as of January 31, 1995

LONGVIEW FIBRE COMPANY - CONSOLIDATED BALANCE SHEET
- ---------------------------------------------------
                                                         (000 Omitted)
                                               Jan. 31       Oct. 31   Jan. 31
                                                    1995        1994       1994
                  A S S E T S                 ----------- ----------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                  $95,555    $101,190    $75,448
    Allowance for doubtful accounts               (1,000)     (1,000)    (1,000)
  Inventories, at lower of cost or market;
   costs are based on last-in, first-out method
   except for supplies at current averages
    Finished goods                                15,656      15,106     13,992
    Goods in process                              13,107      11,390     11,205
    Raw materials and supplies                    38,645      40,809     34,046
  Other                                            8,660       7,597      8,216
                                              ----------- ----------- ----------
         Total current assets                    170,623     175,092    141,907
                                              ----------- ----------- ----------

CAPITAL ASSETS:
  Buildings, machinery and equipment at cost   1,261,580   1,230,784  1,176,713
    Accumulated depreciation                     615,205     599,342    563,376
                                              ----------- ----------- ----------
    Costs to be depreciated in future years      646,375     631,442    613,337
  Plant sites at cost                              2,674       2,423      2,423
                                              ----------- ----------- ----------
                                                 649,049     633,865    615,760

  Timber at cost less depletion                  186,704     158,659    153,422
  Roads at cost less amortization                  9,184       9,415      9,113
  Timberland at cost                              16,145      13,570     10,990
                                              ----------- ----------- ----------
                                                 212,033     181,644    173,525
                                              ----------- ----------- ----------
         Total capital assets                    861,082     815,509    789,285
                                              ----------- ----------- ----------
OTHER ASSETS                                      31,882      31,448     29,454
                                              ----------- ----------- ----------
                                              $1,063,587  $1,022,049   $960,646
                                              =========== =========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                               5,990     $12,505      6,870
  Accounts payable                                46,520      52,361     32,547
  Short-term borrowings                           22,000       1,000      4,000
  Payrolls payable                                13,587       9,862     12,146
  Federal income taxes payable                     6,054       2,929      2,126
  Other taxes payable                             15,942      14,680     15,992
  Current installments of long-term debt          25,994      45,994     39,744
                                              ----------- ----------- ----------
         Total current liabilities               136,087     139,331    113,425
                                              ----------- ----------- ----------

LONG-TERM DEBT                                   397,492     366,492    348,486
                                              ----------- ----------- ----------
DEFERRED TAXES - NET                             107,025     103,234     98,057
                                              ----------- ----------- ----------
OTHER LIABILITIES                                  9,327       8,739      6,857
                                              ----------- ----------- ----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,805,297; 51,830,297 and 51,881,477
   shares respectively                            77,708      77,745     77,822
  Additional paid-in capital                       3,306       3,306      3,306
  Retained earnings                              332,642     323,202    312,693
                                              ----------- ----------- ----------
         Total shareholders' equity              413,656     404,253    393,821
                                              ----------- ----------- ----------
                                              $1,063,587  $1,022,049   $960,646
                                              =========== =========== ==========


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION       Page 2

LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF INCOME
- ---------------------------------------------------------

                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                          ----------------------
                                                                1995       1994
                                                          ----------- ----------
Net sales:
  Timber                                                     $46,211    $43,513
  Paper and paperboard                                        70,431     39,821
  Converted products                                         110,877     82,751
                                                          ----------- ----------
                                                             227,519    166,085
                                                          ----------- ----------

Cost of products sold, including outward freight             179,468    144,725
                                                          ----------- ----------
Gross profit                                                  48,051     21,360
                                                          ----------- ----------


Selling, administrative and general expenses                  14,603     13,350
                                                          ----------- ----------

Operating profit:
  Timber                                                      27,383     27,712
  Paper and paperboard                                           588     (7,426)
  Converted products                                           5,477    (12,276)
                                                          ----------- ----------
                                                              33,448      8,010
                                                          ----------- ----------

Other income (expense):
  Interest income                                                139         83
  Interest expensed                                           (7,183)    (5,520)
  Miscellaneous                                                  287        250
                                                          ----------- ----------
                                                              26,691      2,823

Provision for taxes on income:
  Current                                                      6,352        681
  Deferred                                                     3,791        364
                                                          ----------- ----------
                                                              10,143      1,045
                                                          ----------- ----------
Net income                                                   $16,548     $1,778
                                                          =========== ==========

Dollars per share:
  Net income                                                   $0.32      $0.03
  Dividends                                                    $0.13      $0.13

Average shares outstanding in the hands
 of the public  (000 omitted)                                 51,810     51,882


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION       Page 3

LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------

                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                          ----------------------
                                                                1995       1994
                                                          ----------- ----------
Cash provided by (used for) operations:
Net income                                                   $16,548     $1,778
Charges to income not requiring cash -
  Depreciation                                                16,061     15,390
  Depletion and amortization                                   1,948      1,439
  Deferred taxes - net                                         3,791        364
  (Gain) loss on disposition of capital assets                    (8)        85

Change in:
  Accounts and notes receivable                                5,635      7,115
  Inventories                                                   (103)       431
  Other                                                       (1,063)    (1,135)
  Other noncurrent assets                                       (434)      (529)
  Accounts, payrolls and other taxes payable                   5,584     (1,771)
  Federal income taxes payable                                 3,125        624
  Other noncurrent liabilities                                   588        468
                                                          ----------- ----------
Cash provided by operations                                   51,672     24,259
                                                          ----------- ----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment                           (31,322)   (13,011)
               Timber and timberlands                        (32,356)   (26,150)
Proceeds from sale of capital assets                             104         92
                                                          ----------- ----------
Cash used for investing                                      (63,574)   (39,069)
                                                          ----------- ----------

Cash provided by (used for) financing:
Long-term debt                                                11,000     40,801
Short-term borrowings                                         21,000    (16,000)
Payable to bank resulting from checks in transit              (6,515)    (1,493)
Accounts payable for construction                             (6,438)    (1,746)
Cash dividends                                                (6,735)    (6,744)
Purchase of common stock                                        (410)        (8)
                                                          ----------- ----------
Cash provided by (used for) financing                         11,902     14,810
                                                          ----------- ----------

Change in cash position                                          --          --
Cash position, beginning of period                               --          --
                                                          ----------- ----------
Cash position, end of period                                $    --     $    --
                                                          =========== ==========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                          $7,585     $6,003
Income taxes                                                   2,734      1,433


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION       Page 4

LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------


                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                          ----------------------
                                                                1995       1994
                                                          ----------- ----------
Common stock:
  Balance at beginning of period                             $77,745    $77,823
  Ascribed value of stock purchased                              (37)        (1)
                                                          ----------- ----------
  Balance at end of period                                   $77,708    $77,822
                                                          =========== ==========

Additional paid-in capital:
  Balance at beginning of period                              $3,306    $3,306
                                                          ----------- ---------
  Balance at end of period                                    $3,306    $3,306
                                                          =========== =========

Retained earnings:
  Balance at beginning of period                            $323,202   $317,666
  Net income                                                  16,548      1,778
  Less cash dividends on common stock                         (6,735)    (6,744)
  Less purchases of common stock                                (373)        (7)
                                                          ----------- ----------
  Balance at end of period                                  $332,642   $312,693
                                                          =========== ==========

Dividends paid per share                                       $0.13      $0.13
                                                          =========== ==========

Common shares:
  Balance at beginning of period                              51,830     51,882
  Purchases                                                      (25)        (1)
                                                          ----------- ----------
  Balance at end of period                                    51,805     51,881
                                                          =========== ==========


The accompanying note is an integral part of these financial statements.


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


PART I.  FINANCIAL INFORMATION       Page 6

                             LONGVIEW FIBRE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


                        Consolidated Statement of Income
                        --------------------------------
                Three Months Ended January 31, 1995 compared with
                -------------------------------------------------
                      Three Months Ended January 31, 1994
                      -----------------------------------

Earnings were $16.5 million for the first quarter 1995 compared with $1.8 million for the first quarter 1994. Sharply higher operating results in the manufacturing segments were the primary reasons for the improvement. Net income for the first quarter 1995 increased 63% compared with the fourth quarter 1994.

Timber
- ------
First quarter sales increased 6% primarily due to a 5% increase in log footage sold. Log prices held steady with year ago levels, but lumber prices declined 16%. Operating profits declined 1% for the first quarter 1995 compared with the like 1994 period. During the first quarter, demand and prices were at good levels in both the domestic and the export markets. Such strength is expected to continue, but some deterioration could occur.

Paper and Paperboard
- --------------------
Operating results for the first quarter 1995 improved 108% compared with the depressed first quarter 1994. Paperboard and paper price increases of 36% and 7%, respectively, and an 85% increase in tonnage sold were the primary reasons for the improved results. Profits were adversely affected by increased wood chip costs which took effect late in the first quarter. In the near term, fiber costs are expected to remain high and additional increases are possible due to increased demand.

The linerboard markets, both domestic and export, were very strong during the first quarter. Additional price improvement is expected in the second quarter. Paper markets are fair.

Converted Products
- ------------------
Operating results for the first quarter 1995 compared with the first quarter 1994 improved substantially due to a 17% increase in volume sold and a 15% increase in average price. First quarter sales improved 34% compared with the like 1994 period. During the quarter, demand was strong and prices improved. Additional price increases are expected.

Other
- -----
Increased interest expensed for the first quarter 1995 was due to higher rates and more borrowing.

Income Taxes
- ------------
Taxes on income are approximately 38% and 37% of pretax income for fiscal 1995 and 1994, respectively.



                                                       Three Months
                                                     Ended January 31
                                                                          %
Other Data                                          1995        1994    CHANGE
- ----------                                    ----------------------------------
Sales
  Logs, thousands of board feet                   59,000      56,000     +  5
  Lumber, thousands of board feet                  6,000       5,000     + 20
  Paper, tons                                     59,000      49,000     + 20
  Paperboard, tons                                65,000      18,000     +261
  Converted products, tons                       148,000     127,000     + 17
  Logs, $/thousand board feet                   $    748    $    738     +  1
  Lumber, $/thousand board feet                      323         385     - 16
  Paper, $/ton FOB mill equivalent                   632         590     +  7
  Paperboard, $/ton FOB mill equivalent              420         308     + 36
  Converted products, $/ton                          749         653     + 15


PART I.  FINANCIAL INFORMATION       Page 7

                         Liquidity and Capital Resources
                         -------------------------------
Timberland purchases of $32 million closed during the quarter causing total debt to increase. The company has embarked on major programs of installing improved or specialized equipment in its mill and box plants to make more customized products as a means to improve margins. The backlog of approved projects is $85 million. Adequate financing is available if needed. During the quarter, the company purchased 25,000 shares of its common stock.


PART I.  FINANCIAL INFORMATION       Page 8

                                LONGVIEW FIBRE COMPANY




ITEM 1   LEGAL PROCEEDINGS

         Nothing to report.



ITEM 2   CHANGES IN SECURITIES

         Nothing to report.



ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Nothing to report.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to report.



ITEM 5   OTHER INFORMATION

         Nothing to report.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27  Financial Data Schedule

         (b)  Reports on Form 8-K - Nothing to report


PART II.  OTHER INFORMATION          Page 9

                                LONGVIEW FIBRE COMPANY




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date     3-16-95                     \s\ L. J. Holbrook
    -----------------------       ----------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance,
                                      Secretary and Treasurer




Date     3-16-95                     \s\ A. G. Higgens
    -----------------------       ----------------------------------------------
                                  A. G. Higgens, Assistant Treasurer