Form 10-Q
LONGVIEW FIBRE CO
filed 1995-05-22
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For Quarter Ended   April 30, 1995            Commission file number   0-1370
                 ------------------------                             ----------





                             Longview Fibre Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





            Washington                               91-0298760
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                  (I. R. S. Employer
  incorporation or organization)                   Identification No.)





     P. O. Box 639, Longview, Washington                   98632
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)





Registrant's telephone number, including area code       (360) 425-1550
                                                ------------------------------




                                  Not Applicable
--------------------------------------------------------------------------------
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



        51,790,167 Common Shares were outstanding as of April 30, 1995

LONGVIEW FIBRE COMPANY - CONSOLIDATED BALANCE SHEET
---------------------------------------------------
                                                         (000 Omitted)
                                                 Apr. 30     Oct. 31    Apr. 30
                                                    1995        1994       1994
                  A S S E T S                 ----------- ----------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                 $104,694    $101,190    $82,877
    Allowance for doubtful accounts                1,000       1,000      1,000
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                                18,885      15,106     15,374
    Goods in process                              15,751      11,390     11,282
    Raw materials and supplies                    39,383      40,809     33,702
  Other                                            9,839       7,597      8,191
                                              ----------- ----------- ----------
         Total current assets                    187,552     175,092    150,426
                                              ----------- ----------- ----------

CAPITAL ASSETS:
  Buildings, machinery and equipment at cost   1,281,185   1,230,784  1,189,859
    Accumulated depreciation                     626,997     599,342    576,007
                                              ----------- ----------- ----------
    Costs to be depreciated in future years      654,188     631,442    613,852
  Plant sites at cost                              2,749       2,423      2,423
                                              ----------- ----------- ----------
                                                 656,937     633,865    616,275

  Timber at cost less depletion                  184,476     158,659    151,932
  Roads at cost less amortization                  8,965       9,415      9,024
  Timberland at cost                              16,161      13,570     12,304
                                              ----------- ----------- ----------
                                                 209,602     181,644    173,260
                                              ----------- ----------- ----------
         Total capital assets                    866,539     815,509    789,535
                                              ----------- ----------- ----------
OTHER ASSETS                                      32,301      31,448     31,660
                                              ----------- ----------- ----------
                                              $1,086,392  $1,022,049   $971,621
                                              =========== =========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                              $6,573     $12,505    $13,696
  Accounts payable                                47,572      52,361     36,740
  Short-term borrowings                           40,000       1,000      5,000
  Payrolls payable                                12,252       9,862     11,916
  Federal income taxes payable                     1,562       2,929      2,047
  Other taxes payable                             14,096      14,680     14,811
  Current installments of long-term debt          15,994      45,994     35,744
                                              ----------- ----------- ----------
         Total current liabilities               138,049     139,331    119,954
                                              ----------- ----------- ----------

LONG-TERM DEBT                                   397,492     366,492    342,486
                                              ----------- ----------- ----------
DEFERRED TAXES - NET                             112,249     103,234    100,871
                                              ----------- ----------- ----------
OTHER LIABILITIES                                  9,914       8,739      7,326
                                              ----------- ----------- ----------
SHAREHOLDERS' EQUITY:
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,790,167; 51,830,297 and 51,877,262
   shares respectively                            77,685      77,745     77,816
  Additional paid-in capital                       3,306       3,306      3,306
  Retained earnings                              347,697     323,202    319,862
                                              ----------- ----------- ----------
         Total shareholders' equity              428,688     404,253    400,984
                                              ----------- ----------- ----------
                                              $1,086,392  $1,022,049   $971,621
                                              =========== =========== ==========


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION     Page 2

LONGVIEW FIBRE COMPANY -   CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------

                                                  (000 Omitted)
                                    Three Months Ended      Six Months Ended
                                         April 30               April 30
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Net sales:
  Timber                             $53,221     $54,790     $99,432    $98,303
  Paper and paperboard                73,862      49,244     144,293     89,065
  Converted products                 107,132      85,149     218,009    167,900
                                   ---------- ----------- ----------- ----------
                                     234,215     189,183     461,734    355,268
                                   ---------- ----------- ----------- ----------

Cost of products sold, including
 outward freight                     176,518     149,082     355,986    293,807
                                   ---------- ----------- ----------- ----------
Gross profit                          57,697      40,101     105,748     61,461
                                   ---------- ----------- ----------- ----------

Selling, administrative
 and general expenses                 14,691      12,910      29,294     26,260
                                   ---------- ----------- ----------- ----------

Operating profit:
  Timber                              31,744      35,030      59,127     62,742
  Paper and paperboard                 4,856      (3,297)      5,444    (10,723)
  Converted products                   6,406      (4,542)     11,883    (16,818)
                                   ---------- ----------- ----------- ----------
                                      43,006      27,191      76,454     35,201
                                   ---------- ----------- ----------- ----------

Other income (expense):
  Interest income                        120         178         259        261
  Interest expensed                   (7,087)     (5,665)    (14,270)   (11,185)
  Miscellaneous                          318         496         605        746
                                   ---------- ----------- ----------- ----------
                                      36,357      22,200      63,048     25,023

Provision for taxes on income:
  Current                              8,591       5,400      14,943      6,081
  Deferred                             5,224       2,814       9,015      3,178
                                   ---------- ----------- ----------- ----------
                                      13,815       8,214      23,958      9,259
                                   ---------- ----------- ----------- ----------
Net income                           $22,542     $13,986     $39,090    $15,764
                                   ========== =========== =========== ==========

Dollars per share:
  Net income                           $0.44       $0.27       $0.75      $0.30
  Dividends                            $0.14       $0.13       $0.27      $0.26

Average shares outstanding in the
 hands of the public (000 omitted)    51,795      51,881      51,803     51,882


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION     Page 3

LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------

                                                  (000 Omitted)
                                    Three Months Ended      Six Months Ended
                                         April 30               April 30
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Cash provided by (used for) operations:
Net income                           $22,542     $13,986     $39,090    $15,764
Charges to income not
 requiring cash -
  Depreciation                        16,383      15,473      32,444     30,863
  Depletion and amortization           3,590       1,989       5,538      3,428
  Deferred taxes - net                 5,224       2,814       9,015      3,178
  (Gain) loss on disposition of
    capital assets                     1,025       1,048       1,017      1,133

Change in:
  Accounts and notes receivable       (9,139)     (7,429)     (3,504)      (314)
  Inventories                         (6,611)     (1,115)     (6,714)      (684)
  Other                               (1,179)         25      (2,242)    (1,110)
  Other noncurrent assets               (419)     (2,206)       (853)    (2,735)
  Accounts, payrolls and other
    taxes payable                     (2,640)      2,397       2,944        626
  Federal income taxes payable        (4,492)        (79)     (1,367)       545
  Other noncurrent liabilities           587         469       1,175        937
                                   ---------- ----------- ----------- ----------
Cash provided by operations           24,871      27,372      76,543     51,631
                                   ---------- ----------- ----------- ----------

Cash provided by (used for) investing:
Additions to: Plant and equipment    (25,768)    (17,415)    (57,090)   (30,426)
              Timber and timberlands  (1,178)     (1,743)    (33,534)   (27,893)
Proceeds from sale of capital assets      491         398         595        490
                                   ---------- ----------- ----------- ----------
Cash used for investing              (26,455)    (18,760)    (90,029)   (57,829)
                                   ---------- ----------- ----------- ----------

Cash provided by (used for) financing:
Long-term debt                       (10,000)    (10,000)      1,000     30,801
Short-term borrowings                 18,000       1,000      39,000    (15,000)
Payable to bank resulting from
  checks in transit                      583       6,826      (5,932)     5,333
Accounts payable for construction        511         385      (5,927)    (1,361)
Cash dividends                        (7,252)     (6,745)    (13,987)   (13,489)
Purchase of common stock                (258)        (78)       (668)       (86)
                                   ---------- ----------- ----------- ----------
Cash provided by (used for)
 financing                             1,584      (8,612)     13,486      6,198
                                   ---------- ----------- ----------- ----------

Increase (decrease) in cash position      --         --          --          --
Cash position, beginning of period        --         --          --          --
                                   ---------- ----------- ----------- ----------
Cash position, end of period         $    --    $    --     $    --     $    --
                                   ========== =========== =========== ==========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)  $5,977      $5,174     $13,562    $11,177
Income taxes                          13,681       3,750      16,415      5,183


The accompanying note is an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION     Page 4

LONGVIEW FIBRE COMPANY - CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------


                                                  (000 Omitted)
                                    Three Months Ended      Six Months Ended
                                         April 30               April 30
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Common stock:
  Balance at beginning of period     $77,708     $77,822     $77,745    $77,823
  Ascribed value of stock purchased      (23)         (6)        (60)        (7)
                                   ---------- ----------- ----------- ----------
  Balance at end of period           $77,685     $77,816     $77,685    $77,816
                                   ========== =========== =========== ==========

Additional paid-in capital:
  Balance at beginning of period      $3,306      $3,306      $3,306     $3,306
                                   ---------- ----------- ----------- ----------
  Balance at end of period            $3,306      $3,306      $3,306     $3,306
                                   ========== =========== =========== ==========

Retained earnings:
  Balance at beginning of period    $332,642    $312,693    $323,202   $317,666
  Net income                          22,542      13,986      39,090     15,764
  Cash dividends on common stock      (7,252)     (6,745)    (13,987)   (13,489)
  Purchases of common stock             (235)        (72)       (608)       (79)
                                   ---------- ----------- ----------- ----------
  Balance at end of period          $347,697    $319,862    $347,697   $319,862
                                   ========== =========== =========== ==========

Dividends paid per share               $0.14       $0.13       $0.27      $0.26
                                   ========== =========== =========== ==========

Common shares:
  Balance at beginning of period      51,805      51,881      51,830     51,882
  Purchases                              (15)         (4)        (40)        (5)
                                   ---------- ----------- ----------- ----------
  Balance at end of period            51,790      51,877      51,790     51,877
                                   ========== =========== =========== ==========


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


PART I.  FINANCIAL INFORMATION     Page 6

                             LONGVIEW FIBRE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------


                        Consolidated Statement of Income
                        --------------------------------
                Three and Six Months Ended April 30, 1995 compared with
                -------------------------------------------------------
                      Three and Six Months Ended April 30, 1994
                      -----------------------------------------

Net income improved 61% for the second quarter 1995 and 148% for the first six months of 1995 as compared with like periods in 1994. Operating results improved in the manufacturing segments of the business but declined in the timber segment.

Timber
------
Second quarter operating profits decreased 9% due to a 6% decrease in log volume sold, increased costs and a 16% average price decrease for lumber. Average log prices improved 4% for the second quarter 1995. For the year-to-date period, operating profits and log footage sold decreased 6% and 2%, respectively, while average log selling prices improved 3%. During the second quarter, demand and prices were at very good levels in the export market. Despite a poor lumber market, domestic log markets remain good due primarily to reduced log supply in the region.

Paper and Paperboard
--------------------
Operating results improved for the second quarter 1995 because of a 22% increase in volume sold and price improvements for paper and paperboard of 14% and 67%, respectively; such improvements were substantially offset by higher costs for raw material fibers. Second quarter 1995 wood chip costs increased 20% and OCC (old corrugated containers) costs increased 131% as compared with year ago levels. An adequate fiber supply is currently available.

Linerboard markets, particularly the export market, were very strong during the second quarter. Paper markets were fair.

Converted Products
------------------
Sales improved 26% and 30% for the second quarter 1995 and year-to-date 1995 as compared with like periods in 1994. 1995 operating results improved primarily due to price increases of 23% for the second quarter and 18% for the year-to-date period as compared with like periods in 1994. Volume sold is up 2% for the quarter and 9% for the year. During the quarter, demand was strong and prices improved.

Other
-----
Increased interest expensed for the second quarter and year-to-date 1995 was due to higher rates and more borrowing. Second quarter 1995 and 1995 year-to-date selling, administrative and general expenses were 6% of sales versus 7% for the like periods in 1994.

Income Taxes
------------
Taxes on income are approximately 38% and 37% of pre-tax income for fiscal 1995 and 1994, respectively.

                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                                    %                       %
Other Data                          1995     1994 Change    1995     1994 Change
----------                        ----------------------  ----------------------
Sales
 Logs, thousands of board feet     63,000   67,000 -  6   122,000  124,000 -  2
 Lumber, thousands of board feet    8,000    8,000   --    14,000   13,000 +  8
 Paper, tons                       59,000   53,000 + 11   118,000  102,000 + 16
 Paperboard, tons                  56,000   41,000 + 37   121,000   59,000 +105
 Converted products, tons         131,000  128,000 +  2   279,000  255,000 +  9
 Logs, $/thousand board feet      $   802  $   769 +  4   $   776  $   755 +  3
 Lumber, $/thousand board feet        321      382 - 16       322      383 - 16
 Paper, $/ton FOB mill equivalent     678      594 + 14       655      592 + 11
 Paperboard, $/ton FOB mill equiv.    490      294 + 67       453      298 + 52
 Converted products, $/ton            815      665 + 23       780      659 + 18


PART I.  FINANCIAL INFORMATION     Page 7

                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowings. The company has embarked on major programs of installing improved or specialized equipment in its mill and box plants to make more specialized products as a means to improve margins. The backlog of approved projects is $128 million. Adequate financing is available as needed. During the quarter, the company purchased 15,130 shares of its common stock. Dividends of $0.14 per share were declared and paid in the second quarter.


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

              27  Financial Data Schedule

         (b)  Reports of Form 8-K - Nothing to report


PART II.  OTHER INFORMATION        Page 9

                                LONGVIEW FIBRE COMPANY




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ----------------------------------------------
                                  (Registrant)




Date     5-19-95                   \s\ L. J. Holbrook
    -----------------------       ----------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance,
                                      Secretary and Treasurer




Date     5-19-95                   \s\ A.G.Higgens
    -----------------------       ----------------------------------------------
                                  A. G.Higgens, Assistant Treasurer