Form 10-Q
period 1995-07-31
LONGVIEW FIBRE CO
filed 1995-09-01
CIK 60302

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  July 31, 1995   Commission File Number 0-1370
                              ----------------                        ----------


                             Longview Fibre Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                               91-0298760
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                  (I. R. S. Employer
  incorporation or organization)                   Identification No.)


     P. O. Box 639, Longview, Washington                   98632
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                                --------------------------------

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

        51,775,067 Common Shares were outstanding as of July 31, 1995

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                               (000 Omitted)
                                                 Jul. 31     Oct. 31     Jul. 31
                                                    1995        1994       1994
                                             (Unaudited)             (Unaudited)
                  A S S E T S                 ----------- ----------- ----------
CURRENT ASSETS:
  Accounts and notes receivable                 $106,392    $101,190    $84,573
    Allowance for doubtful accounts               (1,100)     (1,000)    (1,000)
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                                19,080      15,106     15,645
    Goods in process                              19,666      11,390     10,288
    Raw materials and supplies                    38,011      40,809     35,793
  Other                                           12,035       7,597      9,125
                                              ----------- ----------- ----------
         Total current assets                    194,084     175,092    154,424
                                              ----------- ----------- ----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost   1,316,694   1,230,784  1,201,853
    Accumulated depreciation                     641,100     599,342    587,320
                                              ----------- ----------- ----------
    Costs to be depreciated in future years      675,594     631,442    614,533
  Plant sites at cost                              2,826       2,423      2,423
                                              ----------- ----------- ----------
                                                 678,420     633,865    616,956

  Timber at cost less depletion                  181,267     158,659    160,122
  Roads at cost less amortization                  8,900       9,415      8,959
  Timberland at cost                              16,167      13,570     13,562
                                              ----------- ----------- ----------
                                                 206,334     181,644    182,643
                                              ----------- ----------- ----------
         Total capital assets                    884,754     815,509    799,599
                                              ----------- ----------- ----------
OTHER ASSETS                                      37,240      31,448     33,482
                                              ----------- ----------- ----------
                                              $1,116,078  $1,022,049   $987,505
                                              =========== =========== ==========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                              $6,766     $12,505     $6,511
  Accounts payable                                50,333      52,361     35,734
  Short-term borrowings                           31,000       1,000      5,500
  Payrolls payable                                12,290       9,862     12,682
  Federal income taxes payable                       187       2,929        851
  Other taxes payable                             14,948      14,680     16,229
  Current installments of long-term debt          35,994      45,994     45,744
                                              ----------- ----------- ----------
         Total current liabilities               151,518     139,331    123,251
                                              ----------- ----------- ----------
LONG-TERM DEBT                                   397,374     366,492    353,367
                                              ----------- ----------- ----------
DEFERRED TAXES - NET                             116,584     103,234    101,897
                                              ----------- ----------- ----------
OTHER LIABILITIES                                 10,501       8,739      7,896
                                              ----------- ----------- ----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,775,067; 51,830,297 and 51,843,837
   shares respectively                            77,663      77,745     77,766
  Additional paid-in capital                       3,306       3,306      3,306
  Retained earnings                              359,132     323,202    320,022
                                              ----------- ----------- ----------
         Total shareholders' equity              440,101     404,253    401,094
                                              ----------- ----------- ----------
                                              $1,116,078  $1,022,049   $987,505
                                              =========== =========== ==========

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------

                                                  (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                          July 31                July 31
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Net sales:
  Timber                             $49,649     $54,131    $149,081   $152,434
  Paper and paperboard                87,517      63,624     231,810    152,689
  Converted products                 116,197      89,586     334,206    257,486
                                   ---------- ----------- ----------- ----------
                                     253,363     207,341     715,097    562,609
                                   ---------- ----------- ----------- ----------

Cost of products sold, including
 outward freight                     201,927     175,157     557,913    468,964
                                   ---------- ----------- ----------- ----------
Gross profit                          51,436      32,184     157,184     93,645
                                   ---------- ----------- ----------- ----------

Selling, administrative
 and general expenses                 15,370      13,899      44,664     40,159
                                   ---------- ----------- ----------- ----------

Operating profit:
  Timber                              26,638      26,923      85,765     89,665
  Paper and paperboard                 5,159      (4,547)     10,603    (15,270)
  Converted products                   4,269      (4,091)     16,152    (20,909)
                                   ---------- ----------- ----------- ----------
                                      36,066      18,285     112,520     53,486
                                   ---------- ----------- ----------- ----------

Other income (expense):
  Interest income                        163         140         422        401
  Interest expensed                   (7,611)     (6,482)    (21,881)   (17,667)
  Miscellaneous                          402         242       1,007        988
                                   ---------- ----------- ----------- ----------
                                      29,020      12,185      92,068     37,208

Provision for taxes on income:
  Current                              5,773       3,668      20,716      9,749
  Deferred                             4,335       1,026      13,350      4,204
                                   ---------- ----------- ----------- ----------
                                      10,108       4,694      34,066     13,953
                                   ---------- ----------- ----------- ----------
Net income                           $18,912      $7,491     $58,002    $23,255
                                   ========== =========== =========== ==========

Dollars per share:
  Net income                           $0.37       $0.14       $1.12      $0.45
  Dividends                            $0.14       $0.13       $0.41      $0.39

Average shares outstanding in the
 hands of the public (000 omitted)    51,780      51,848      51,795     51,871


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------

                                                  (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                          July 31                July 31
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Cash provided by (used for) operations:
Net income                           $18,912      $7,491     $58,002    $23,255
Charges to income not
 requiring cash -
  Depreciation                        16,758      15,501      49,202     46,364
  Depletion and amortization           3,818       4,993       9,356      8,421
  Deferred taxes - net                 4,335       1,026      13,350      4,204
  (Gain) loss on disposition of
    capital assets                      (131)      1,019         886      2,152

Change in:
  Accounts and notes receivable       (1,598)     (1,696)     (5,102)    (2,010)
  Inventories                         (2,738)     (1,368)     (9,452)    (2,052)
  Other                               (2,196)       (934)     (4,438)    (2,044)
  Other noncurrent assets             (4,939)     (1,822)     (5,792)    (4,557)
  Accounts, payrolls and other
    taxes payable                      2,628       1,421       5,572      2,047
  Federal income taxes payable        (1,375)     (1,196)     (2,742)      (651)
  Other noncurrent liabilities           587         570       1,762      1,507
                                   ---------- ----------- ----------- ----------
Cash provided by operations           34,061      25,005     110,604     76,636
                                   ---------- ----------- ----------- ----------

Cash provided by (used for) investing:
Additions to: Plant and equipment    (38,403)    (17,322)    (95,493)   (47,748)
              Timber and timberlands    (568)    (14,396)    (34,102)   (42,289)
Proceeds from sale of capital assets     311         141         906        631
                                   ---------- ----------- ----------- ----------
Cash used for investing              (38,660)    (31,577)   (128,689)   (89,406)
                                   ---------- ----------- ----------- ----------

Cash provided by (used for) financing:
Long-term debt                        19,882      20,881      20,882     51,682
Short-term borrowings                 (9,000)        500      30,000    (14,500)
Payable to bank resulting from
  checks in transit                      193      (7,185)     (5,739)    (1,852)
Accounts payable for construction      1,023        (243)     (4,904)    (1,604)
Cash dividends                        (7,249)     (6,740)    (21,236)   (20,229)
Purchase of common stock                (250)       (641)       (918)      (727)
                                   ---------- ----------- ----------- ----------
Cash provided by financing             4,599       6,572      18,085     12,770
                                   ---------- ----------- ----------- ----------

Change in cash position                   --         --          --          --
Cash position, beginning of period        --         --          --          --
                                   ---------- ----------- ----------- ----------
Cash position, end of period         $    --    $    --     $    --     $    --
                                   ========== =========== =========== ==========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)  $9,519      $6,533     $23,081    $17,710
Income taxes                           8,030       5,352      24,445     10,535


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                  (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                          July 31                July 31
                                   ---------------------- ----------------------
                                        1995        1994        1995       1994
                                   ---------- ----------- ----------- ----------
Common stock:
  Balance at beginning of period     $77,685     $77,816     $77,745    $77,823
  Ascribed value of stock purchased      (22)        (50)        (82)       (57)
                                   ---------- ----------- ----------- ----------
  Balance at end of period           $77,663     $77,766     $77,663    $77,766
                                   ========== =========== =========== ==========

Additional paid-in capital:
  Balance at beginning of period      $3,306      $3,306      $3,306     $3,306
                                   ---------- ----------- ----------- ----------
  Balance at end of period            $3,306      $3,306      $3,306     $3,306
                                   ========== =========== =========== ==========

Retained earnings:
  Balance at beginning of period    $347,697    $319,862    $323,202   $317,666
  Net income                          18,912       7,491      58,002     23,255
  Cash dividends on common stock      (7,249)     (6,740)    (21,236)   (20,229)
  Purchases of common stock             (228)       (591)       (836)      (670)
                                   ---------- ----------- ----------- ----------
  Balance at end of period          $359,132    $320,022    $359,132   $320,022
                                   ========== =========== =========== ==========

Dividends paid per share               $0.14       $0.13       $0.41      $0.39
                                   ========== =========== =========== ==========

Common shares:
  Balance at beginning of period      51,790      51,877      51,830     51,882
  Purchases                              (15)        (33)        (55)       (38)
                                   ---------- ----------- ----------- ----------
  Balance at end of period            51,775      51,844      51,775     51,844
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        Consolidated Statement of Incone
                        --------------------------------
                Three and Nine Months Ended July 31, 1995 compared with
                -------------------------------------------------------
                      Three and Nine Months Ended July 31, 1994
                      -----------------------------------------

Net income improved 152% for the third quarter 1995 and 149% for the first nine months of 1995 as compared with like periods in 1994. Operating results improved in the manufacturing segments of the business, but declined modestly in the timber segment.

Timber
------
Third quarter and year-to-date operating profits decreased 1% and 4%, respectively, as compared with like periods in 1994. Log footage sold and average log prices declined 3% for the third quarter 1995, while year-to-date log footage sold declined 2% and average log prices improved 1%. Volume of lumber sold and average lumber prices were down from year ago levels.

During the third quarter 1995, demand and prices were at very good levels in the export market. Currently, export prices are somewhat below their recent peak while demand remains good. Domestic log markets were fair despite poor lumber markets.

Paper and Paperboard
--------------------
Operating results improved for the third quarter 1995 due to average price increases of 25% and 62% for paper and paperboard which were substantially offset by higher costs for raw material fibers. Year-to-date volume sold increased 27% while paper and paperboard average prices improved 16% and 51%, respectively. Third quarter 1995 wood chip costs increased 39% and OCC (old corrugated containers) costs increased 59% as compared with year ago levels. An adequate fibre supply is currently available.

Domestic and export prices for paper and paperboard were at good levels during the third quarter, but demand softened. The rate of incoming orders declined during the third quarter 1995 as compared with the third quarter 1994. As a result, a necessary Labor Day shutdown for utility work has been extended to four days due to lack of orders.

Converted Products
------------------
Third quarter 1995 and year-to-date 1995 sales improved 30% as compared with like periods in 1994. Operating results improved primarily due to average price increases of 26% for the third quarter 1995 and 21% for the first nine months of 1995, but were adversely affected by increased costs for containerboard used to manufacture boxes. Demand and prices were at good levels during the third quarter.

Other
-----
Increased interest expensed for the third quarter and year-to-date 1995 was due to higher rates and more borrowing.

Income Taxes
------------
Taxes on income are approximately 37% and 38% of pretax income for fiscal 1995 and 1994, respectively.

                                       Three Months            Nine Months
                                      Ended July 31           Ended July 31
                                                    %                       %
Other Data                          1995     1994 Change    1995     1994 Change
----------                        ----------------------  ----------------------
Sales
 Logs, thousands of board feet     62,000   64,000  - 3   184,000  188,000  - 2
 Lumber, thousands of board feet   10,000   12,000  -17    24,000   25,000  - 4
 Paper, tons                       71,000   64,000  +11   189,000  166,000  +14
 Paperboard, tons                  54,000   61,000  -11   175,000  120,000  +46
 Converted products, tons         138,000  133,000  + 4   417,000  388,000  + 7
 Logs, $/thousand board feet      $   752  $   777  - 3   $   768  $   763  + 1
 Lumber, $/thousand board feet        305      332  - 8       315      359  -12
 Paper, $/ton FOB mill equivalent     726      579  +25       682      587  +16
 Paperboard, $/ton FOB mill equiv.    549      339  +62       483      319  +51
 Converted products, $/ton            845      673  +26       801      664  +21


                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year to date were above available funds from cash flow and, therefore, increased total borrowings. The company has embarked on major programs of installing improved or specialized equipment in its mill and converting plants to make more specialized products as a means to imporve margins. The backlog of approved projects is $120 million. Adequate financing is available as needed. During the quarter, the company purchased 15,100 shares of its common stock. Cash dividends of $0.14 per share were declared and paid in the third quarter in the aggregate of $7,249,000.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Nothing to report.


Item 2.  Changes in Securities.

         Nothing to report.


Item 3.  Defaults Upon Senior Securities.

         Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Nothing to report.


Item 5.  Other Information.

         Nothing to report.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27  Financial Data Schedule

         (b)  Reports of Form 8-K - Nothing to report.

                              LONGVIEW FIBRE COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LONGVIEW FIBRE COMPANY
                                ------------------------------------------------
                                (Registrant)



Date     9-1-95                   \s\ L. J. Holbrook
    ---------------------       ------------------------------------------------
                                L. J. Holbrook, Senior Vice President-Finance,
                                    Secretary and Treasurer



Date     9-1-95                   \s\ A. G. Higgens
    ---------------------       ------------------------------------------------
                                A. G. Higgens, Assistant Treasurer