Form 10-K
period 1995-10-31
LONGVIEW FIBRE CO
filed 1996-01-24
CIK 60302

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1995    Commission File No.    0-1370

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

Market value per share $16.25 as of December 31, 1995       Total $731,848,861

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1995.           51,744,847  shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 14, 1995.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     This item is completed by reference to Note 11 of Item 8 of this Form
     10-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    (i-x) Principal Products, Markets and Methods of Distribution

          TIMBER - Registrant owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export markets. The majority of domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our tree farms. The company exports logs principally to Japan through sales to U.S. exporters or directly to foreign importers. The company does not believe that the loss of one customer or group of customers would have a material effect on the company.

          Environmental overregulation continues to plague our tree farm operations. The company estimates that the loss does not exceed 10% of realizable value.

          At October 31, 1995, the company owned in fee 556,389 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 60 to 70 years for coniferous species.

          The company owns and operates a sawmill in Leavenworth, Washington. Having an efficient small log sawmill in this region has resulted in improved log realization on the Chelan tree farm. Residual wood chips are used at the company's pulp and paper mill in Longview, Washington.

          PAPER AND PAPERBOARD - The company's pulp and paper mill in Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.

          Sales of paper are made primarily in the domestic market with some grades of paper sold in the export market. Containerboard is sold in the export market and in the Pacific Coast states. The loss of a single customer, or a few customers, would not have a material effect on the company. Products are sold by the company's sales force working out of San Francisco, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia or through paper merchants.

          The mill's raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others.

          Current high chip costs put the Pacific Northwest mills at a disadvantage in competing with mills in other regions. The lockup of federal and state timber for threatened species will tend to keep chip costs up in the near term due to reduced log supply in the region. The company expects that, over time, this disadvantage will lessen due to reduced chip exports from the region, increased imports, more recycling, pulp mill closures, pulp wood plantations and the reduction in diameter of logs sawn (which increases the ratio of chips to lumber). In an effort to reduce costs and take advantage of marketing opportunities, the company continues to maximize the use of reclaimed fibers, which is a lower cost fiber.

          To spread risk, the company has been engaged in a long campaign to increase value added products. Through the years, paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the commodity base (paperboard and bag paper) was not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions, a greater proportion of paperboard is being produced.

          The company continues to emphasize quality, service, continuity and design of products to meet customers needs. Accordingly the company believes it is in an acceptable competitive posture as to its primary products in spite of high wood fiber costs in the region.

          CONVERTED PRODUCTS - The company's fifteen converting plants in ten states produce shipping containers and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 59% of the Longview mill production.

          Bags are sold by the company's sales force working out of San Francisco and Los Angeles, California; Longview, Washington; and Waltham, Massachusetts. Sales are made directly or through paper merchants.

          Corrugated and solid fibre boxes are sold by the company's offices located at Longview, Seattle and Yakima, Washington; Portland, Oregon; San Francisco and Oakland, California; Twin Falls, Idaho; Spanish Fork and Cedar City, Utah; Milwaukee, Wisconsin; Rockford, Illinois; Cedar Rapids, Iowa; Minneapolis, Minnesota; Amsterdam, New York; and Springfield, Massachusetts. The loss of a single customer, or a few customers, would not have a material effect on the business of the company.

          Due to the higher cost of containerboard used to manufacture boxes, caused primarily by high chip costs, the company has embarked on major programs of installing improved and specialized equipment in its box plants in order to make more specialized products as a means to improve margins.

          The company believes it competes on even terms in highly competitive markets avoiding large accounts which have reached excessive loss levels.

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.

                                     1995     1994    1993
          Paper and Paperboard        31%      28%     28%
          Timber                      21%      25%     24%
          Converted Products          48%      47%     48%

          No material portion of the business of the company is seasonal.

          The practice of the company and the industry does not require an abnormal amount of working capital.

     (xi) The amount spent on research and development is completed by reference to Note 4 of Item 8 of this Form 10-K.

    (xii) This item is completed by reference to Item 7 of this Form 10-K.

   (xiii) The company has approximately 3,800 employees.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Segment information (including amount of export sales) is completed by reference to Note 11 of Item 8 of this Form 10-K.

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1995, the company owned in fee 556,389 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever purchasable at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 60 to 70 years for coniferous species. No large inventory of mature trees is maintained.

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 95% during fiscal 1995. Markets were strong for the first two quarters with slowing in the last half of the year.

CONVERTED PRODUCTS - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following thirteen locations, there are factories for the production of converted products:

     Oakland, California            Corrugated Boxes Only
     Twin Falls, Idaho               "        "    "
     Rockford, Illinois              "        "    "
     Cedar Rapids, Iowa              "        "    "
     Springfield, Massachusetts      "        "    "
     Minneapolis, Minnesota          "        "    "
     Amsterdam, New York             "        "    "
     Seattle, Washington             "        "    "
     Yakima, Washington              "        "    "
     Cedar City, Utah           Corrugated Boxes from Corrugated Sheets
     Spanish Fork, Utah         Corrugated Boxes, Merchandise Bags,
                                 Grocery Bags and Specialty Bags
     Milwaukee, Wisconsin       Corrugated and Solid Fibre Boxes
     Waltham, Massachusetts     Merchandise Bags and Specialty Bags

The volume of converted products sold increased during the past fiscal year. Capacity is available for increased sales.

ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various proceedings relating to the cleanup of hazardous waste under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on the company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the Shareholders.

Page 5
EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    80  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    67  (2) Executive Vice President              (1960)

R. J. Parker        47  (3) Senior Vice President-Production      (1994)

D. L. Bowden        60  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      40  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       64  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        64  (7) Vice President-Industrial Relations
                        and General Council                       (1986)

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

        From 1986  Senior Vice President Paper Sales
        1981-1986  Vice President Paper Sales
        1968-1981  Manager Paper Sales

(7)     R. B. Arkell

        From 1979  Vice President Industrial Relations and General Counsel


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1995   	       1994
            Quarter   High     Low	  High     Low
            1st     $17.25  $14.88	$23.63  $17.13
            2nd      18.00   15.50	 23.00   16.75
            3rd      19.63   15.63	 21.25   16.75
            4th      19.00   13.25	 21.25   16.63

The company estimates it now has approximately 11,000 shareholders.

Dividends per share paid in fiscal 1995, 1994 and 1993:

                         1995      1994       1993
            January     $0.13     $0.13      $0.10
            April        0.14      0.13       0.10
            July         0.14      0.13       0.10
            October      0.19      0.13       0.22
                        $0.60     $0.52      $0.52

The Directors declared a regular dividend of $0.15 per share which was paid on January 10, 1996, to shareholders of record on December 22, 1995.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 6 of Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)
                                                  1995       1994      1993      1992      1991
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . . . . $  985,515 $  790,874  $689,551  $690,998  $644,000
  Timber. . . . . . . . . . . . . . . . . .    207,735    197,978   166,822   114,944    90,785
  Paper and paperboard. . . . . . . . . . .    308,356    223,920   189,787   234,119   223,260
  Converted products. . . . . . . . . . . .    469,424    368,976   332,942   341,935   329,955
Cost of products sold, including
  outward freight . . . . . . . . . . . . .    778,032    659,309   554,984   571,453   556,329
Gross profit. . . . . . . . . . . . . . . .    207,483    131,565   134,567   119,545    87,671
Selling, administrative and general
  expenses. . . . . . . . . . . . . . . . .     59,709     54,769    49,994    48,971    46,737
Operating profit. . . . . . . . . . . . . .    147,774     76,796    84,573    70,574    40,934
  Timber. . . . . . . . . . . . . . . . . .    121,738    111,907   101,471    61,006    45,286
  Paper and paperboard. . . . . . . . . . .      7,442    (15,703)   (2,181)   14,398    15,183
  Converted products. . . . . . . . . . . .     18,594    (19,408)  (14,717)   (4,830)  (19,535)
Interest expensed . . . . . . . . . . . . .    (29,447)   (24,384)  (22,772)  (24,356)  (24,211)
Other income. . . . . . . . . . . . . . . .      1,912      1,902     1,287     1,169     5,780
Income before income taxes. . . . . . . . .    120,239     54,314    63,088    47,387    22,503
Provision for income taxes. . . . . . . . .     44,200     20,900    22,800    15,300     5,860
Net income. . . . . . . . . . . . . . . . .     76,039     33,414    40,288    32,087    16,643

PER SHARE
Net income. . . . . . . . . . . . . . . . . $     1.47 $     0.64  $   0.78  $   0.62  $   0.32
Dividends . . . . . . . . . . . . . . . . .       0.60       0.52      0.52      0.52      0.52
Earnings reinvested in the business . . . .       0.87       0.12      0.26      0.10     (0.20)
Shareholders' equity at year-end. . . . . .       8.65       7.80      7.69      7.39      7.29
Average shares outstanding (thousands). . .     51,787     51,861    51,785    51,688    51,698
Shares outstanding at year-end (thousands).     51,751     51,830    51,882    51,685    51,693

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . . . . $1,153,823 $1,022,049  $944,373  $950,768  $926,852
Working capital . . . . . . . . . . . . . .     42,559     35,761    34,308    30,119    27,791
Capital assets. . . . . . . . . . . . . . .    906,586    815,509   767,130   777,655   768,406
Deferred taxes. . . . . . . . . . . . . . .   (119,205)  (103,234)  (97,693)  (83,266)  (79,569)
Long-term debt. . . . . . . . . . . . . . .    409,374    366,492   327,486   362,400   356,025
Shareholders' equity. . . . . . . . . . . .    447,899    404,253   398,795   382,117   377,035

OTHER DATA
Sales:  Logs, thousands of board feet . . .    262,000    250,000   212,000   232,000   218,000
        Lumber, thousands of board feet . .     32,000     36,000    25,000    11,000         -
        Paper, tons . . . . . . . . . . . .    259,000    236,000   226,000   253,000   249,000
        Paperboard, tons. . . . . . . . . .    212,000    181,000    96,000   174,000   119,000
        Converted products, tons. . . . . .    572,000    549,000   506,000   525,000   520,000
        Logs, $/thousand board feet . . . . $      753 $      743  $    745  $    486  $    417
        Lumber, $/thousand board feet . . .        313        352       347       208        -
        Paper, $/ton FOB mill equivalent. .        698        592       608       607       625
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . . . .        489        336       311       320       340
        Converted products, $/ton . . . . .        821        672       658       651       635
Primary production, tons. . . . . . . . . .  1,058,000    968,000   822,000   894,000   831,000
Employees . . . . . . . . . . . . . . . . .      3,800      3,750     3,500     3,450     3,400
Funds:  Used for plant and equipment. . . . $  138,613 $   81,544  $ 53,256  $ 66,744  $101,950
        Used for timber and timberlands . .     35,046     43,494     4,700     7,579     1,730

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1995 vs. 1994

Earnings in 1995 improved by 128% over the prior year. However, earnings remained 21% below 1988, while shareholders' equity has increased by 27% since 1988. This shows a continuing need for improvement.

Timber profits increased from $111,907,000 to $121,738,000 in fiscal 1995 due primarily to a 5% increase in log footage sold. Prices for logs in fiscal 1995 were flat as compared with fiscal 1994. Demand and prices remain at good levels in both the export and domestic markets.

We have salvaged the bulk of the fire-killed trees from the 1994 Chelan County fire. Because of checking in dry weather, any remaining fire-killed crop will be primarily useful for chips.

The company operates its 556,389 acres on a sustained-yield basis with rotations of 40 years for hardwood and 60 to 70 years for coniferous species. Based on recent purchases and sales, we now estimate the value of the tree farms to be between five and seven times book value.

Attempts are continuing to extend environmental overkill to private lands. This effort increases our operating costs and can reduce the value of our lands. We presently estimate this adverse effect to be not greater than 10% of realizable value.

Operating results for paper and paperboard improved from $(15,703,000) to $7,442,000 due to a 13% increase in volume sold and price increases that more than covered cost increases. The average selling price for paper and paperboard improved 18% and 46%, respectively. High labor and wood chip costs continue to hold back earnings.

Chip costs increased 28% compared with the prior fiscal year, but it appears that the peak has passed and further reductions can be expected. Vigorous efforts to broaden the area tapped and to extend supply by more intensive salvage have reduced the supply-demand imbalance. We continue to expect that regional differences in chip costs will diminish.

The shutdown of our bleach plant in fiscal 1994 has turned out to be unfortunate. Price of bleached market pulp has more than doubled, which has caused a reduction in the amount of bleached product we can sell profitably. We have started making a semi-bleached pulp utilizing hydrogen peroxide. This product can be substituted for full bleached in some grades. It appears that it may become possible to equip to extend hydrogen peroxide bleaching to brighter grades. If this can be accomplished, we might be freed from the purchase of market pulp and would have a totally chlorine-free product.

Old corrugated container prices declined in the last part of the fiscal year.

Markets were strong for the first two quarters with slowing in the last half of the year. Mill operation was at about 95% of capacity. Paperboard and packaging paper demand is currently fairly close to industry capacity which should augur well for price stability; however, competitors often fail to realize that when volume declines industry downtime is inevitable.

Converting results improved from $(19,408,000) to $18,594,000 due to a 4% increase in volume sold and price increases that more than covered cost increases.

The company has invested very heavily in equipment to meet the needs of its customers. These costs have necessitated moderate price increases. We are confident that the improvements in quality, service, continuity and specialized manufacturing ability achieved after equipment improvements have met our customers' best interests.

The cogeneration plant came on line in June with a few minor difficulties and delays. It is now operating well and is making a contribution to cost reduction.

Sale of power continues to make a substantial contribution to results.

Selling, administrative and general expenses were 6% of sales in fiscal 1995 and 7% of sales in fiscal 1994. Interest expensed increased 21% in fiscal 1995 as compared with fiscal 1994 due to higher borrowing for capital expenditures and higher interest rates.

The current market for the company's manufactured products is somewhat weak. While this may be due in part to user's inventory corrections, the question remains how soon the market will recover. The company will seek to keep prices above costs as this is in the best long-term interest of our customers. Log markets are expected to remain strong. Chip costs should respond favorably to lower industry demand.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations increased $45,892,000 in fiscal 1995 compared with fiscal 1994 primarily due to increased earnings.

Working capital was $42,559,000 at October 31, 1995 compared to $35,761,000 at October 31, 1994.

Long-term debt, current installments of long-term debt and short-term borrowings increased by $66,007,000 in fiscal 1995 due primarily to increased capital expenditures.

At October 31, 1995, the company had bank lines of credit totaling $328,000,000. Of this amount, $186,000,000 was under a credit agreement with a group of banks expiring February 28, 1997, with renewal provisions beyond that date. The company had outstanding $170,000,000 of notes payable under this agreement at October 31, 1995. Also available were $142,000,000 of bank credit lines for additional borrowing needs. At October 31, 1995, the company had an outstanding balance of $88,000,000 under these credit lines. The unused portion of all bank lines of credit was $70,000,000 as of October 31, 1995, which is adequate for anticipated future needs.

Also outstanding at October 31, 1995 were senior notes of $192,000,000 and revenue bonds of $28,900,000. For further details regarding borrowing, see Notes 5 and 6 of Item 8 of this Form 10-K.

Expenditures for fiscal 1995 for plant and equipment were $138,613,000 and for timberland $35,046,000. Expenditures for fiscal 1994 for plant and equipment were $81,544,000 and for timberland $43,494,000. The backlog of approved capital projects as of October 31, 1995 was $93,000,000.

Capital projects:
The company has accelerated its major programs of installing improved and specialized equipment in its mill and box plants to permit manufacture of premium products which should sell at improved margins.

The corrugated sheet plant in Cedar City, Utah is in operation.

Capital expenditures for plant and equipment are expected to range between $80,000,000 and $120,000,000 per year. Purchase of timberlands will depend on offerings, price levels and competition.

During fiscal 1995, the company purchased 79,265 shares of its stock for an average price of $16.68 per share. During fiscal 1994, the company purchased 51,522 shares for an average price of $19.16 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1995 is 21,329,168 shares for $95,828,368 at an average cost of $4.49 per share. Stock purchases increase interest costs and thus reduce corporate earnings. In most years when earnings are good, they increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $.60 and $.52 per share were paid in fiscal 1995 and 1994, respectively. Shareholders' equity increased $43,646,000 in fiscal 1995 as compared with an increase of $5,458,000 in fiscal 1994.

It is expected that near-term capital expenditures will be financed principally from internally generated funds supplemented, if necessary, by modest additional borrowing.

OTHER

The company continually reviews any known environmental exposures including the costs of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  14
Consolidated Statement of Income for the
   three years ended October 31, 1995 . . . . . . . . . . . . . . .  15
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 1995. . . . . . . .  15
Consolidated Balance Sheet at October 31,
   1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . .  16
Consolidated Statement of Cash Flows for
   the three years ended October 31, 1995 . . . . . . . . . . . . .  17
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  18


Financial Statement Schedules:

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1995, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ Price Waterhouse LLP
Price Waterhouse LLP

Portland, Oregon
December 7, 1995

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        1995       1994      1993
NET SALES. . . . . . . . . . . . . . . . . . .  $985,515   $790,874  $689,551
      Timber . . . . . . . . . . . . . . . . .   207,735    197,978   166,822
      Paper and paperboard . . . . . . . . . .   308,356    223,920   189,787
      Converted products . . . . . . . . . . .   469,424    368,976   332,942
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   778,032    659,309   554,984
GROSS PROFIT . . . . . . . . . . . . . . . . .   207,483    131,565   134,567
Selling, administrative and general expenses .    59,709     54,769    49,994
OPERATING PROFIT . . . . . . . . . . . . . . .   147,774     76,796    84,573
      Timber . . . . . . . . . . . . . . . . .   121,738    111,907   101,471
      Paper and paperboard . . . . . . . . . .     7,442    (15,703)   (2,181)
      Converted products . . . . . . . . . . .    18,594    (19,408)  (14,717)
Interest income. . . . . . . . . . . . . . . .       594        539       329
Interest expensed. . . . . . . . . . . . . . .   (29,447)   (24,384)  (22,772)
Miscellaneous. . . . . . . . . . . . . . . . .     1,318      1,363       958
INCOME BEFORE INCOME TAXES . . . . . . . . . .   120,239     54,314    63,088
PROVISION FOR TAXES ON INCOME (see Note 10)
Current. . . . . . . . . . . . . . . . . . . .    29,049     15,748    13,055
Deferred . . . . . . . . . . . . . . . . . . .    15,151      5,152     9,745
                                                  44,200     20,900    22,800

NET INCOME . . . . . . . . . . . . . . . . . .  $ 76,039   $ 33,414  $ 40,288
      Per share. . . . . . . . . . . . . . . .  $   1.47   $   0.64  $   0.78


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1995       1994      1993
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,745   $ 77,823  $ 77,527
      Issued . . . . . . . . . . . . . . . . .        -          -        323
      Ascribed value of stock purchased. . . .      (118)       (78)      (27)
      Balance at end of year . . . . . . . . .  $ 77,627   $ 77,745  $ 77,823
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $    -
      On common stock issued . . . . . . . . .        -          -      3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $323,202   $317,666  $304,590
      Net income . . . . . . . . . . . . . . .    76,039     33,414    40,288
      Less cash dividends on common stock
        ($0.60, $0.52, $0.52 per share,
         respectively) . . . . . . . . . . . .   (31,070)   (26,968)  (26,940)
      Less purchases of common stock . . . . .    (1,205)      (910)     (272)
      Balance at end of year . . . . . . . . .  $366,966   $323,202  $317,666
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,830     51,882    51,685
      Issued . . . . . . . . . . . . . . . . .        -          -        215
      Purchases. . . . . . . . . . . . . . . .       (79)       (52)      (18)
      Balance at end of year . . . . . . . . .    51,751     51,830    51,882

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1995       1994      1993
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $  118,164 $  101,190 $  82,563
  Allowance for doubtful accounts. . . . . .      (1,100)    (1,000)   (1,000)
Inventories (see Note 2) . . . . . . . . . .      82,534     67,305    59,674
Other. . . . . . . . . . . . . . . . . . . .       9,372      7,597     7,081
            Total current assets . . . . . .     208,970    175,092   148,318

Capital assets:
Buildings, machinery and equipment at cost .   1,355,740  1,230,784 1,164,411
  Accumulated depreciation . . . . . . . . .     655,822    599,342   548,538
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .     699,918    631,442   615,873
Plant sites at cost. . . . . . . . . . . . .       2,834      2,423     2,423
                                                 702,752    633,865   618,296
Timber at cost less depletion. . . . . . . .     178,494    158,659   129,372
Roads at cost less amortization. . . . . . .       9,291      9,415     9,198
Timberland at cost . . . . . . . . . . . . .      16,049     13,570    10,264
                                                 203,834    181,644   148,834
            Total capital assets . . . . . .     906,586    815,509   767,130
Other assets . . . . . . . . . . . . . . . .      38,267     31,448    28,925
                                              $1,153,823 $1,022,049 $ 944,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $   10,272 $   12,505 $   8,363
Accounts payable . . . . . . . . . . . . . .      60,730     52,361    40,219
Short-term borrowings (see Note 5) . . . . .      36,000      1,000    20,000
Payrolls payable . . . . . . . . . . . . . .      10,703      9,862     8,973
Federal income taxes payable . . . . . . . .       2,475      2,929     1,502
Other taxes payable. . . . . . . . . . . . .      12,112     14,680    15,010
Current installments of long-term debt . . .      34,119     45,994    19,943
            Total current liabilities  . . .     166,411    139,331   114,010
Long-term debt (see Note 6). . . . . . . . .     409,374    366,492   327,486
Deferred taxes - net (see Note 10) . . . . .     119,205    103,234    97,693
Other liabilities. . . . . . . . . . . . . .      10,934      8,739     6,389
Commitments (see Note 13). . . . . . . . . .         -          -           -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares         -          -           -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,751,032, 51,830,297 and 51,881,819
 shares, respectively (see Note 12). . . . .      77,627     77,745    77,823
Additional paid-in capital . . . . . . . . .       3,306      3,306     3,306
Retained earnings. . . . . . . . . . . . . .     366,966    323,202   317,666
            Total shareholders' equity . . .     447,899    404,253   398,795
                                              $1,153,823 $1,022,049 $ 944,373

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        1995      1994      1993
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $ 76,039  $ 33,414  $ 40,288
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     66,719    62,144    60,859
   Depletion and amortization  . . . . . . .     12,684    10,546     8,166
   Deferred taxes - net  . . . . . . . . . .     15,971     5,541     9,745
   Loss on disposition of capital assets . .      1,428     2,679     1,437

Change in:
   Accounts and notes receivable - net . . .    (16,874)  (18,627)    9,358
   Inventories . . . . . . . . . . . . . . .    (15,229)   (7,631)   (3,190)
   Other . . . . . . . . . . . . . . . . . .     (1,775)     (516)     (516)
   Other noncurrent assets . . . . . . . . .     (6,819)   (2,523)   (4,357)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .      7,886     7,075    (3,049)
   Federal income taxes payable. . . . . . .       (454)    1,427    (2,555)
   Other noncurrent liabilities. . . . . . .      2,195     2,350     1,830
Cash provided by operations. . . . . . . . .    141,771    95,879   118,016

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .   (138,613)  (81,544)  (53,256)
               Timber and timberlands. . . .    (35,046)  (43,494)   (4,700)
Proceeds from sale of capital assets . . . .      1,751     1,290       905
Cash used for investing. . . . . . . . . . .   (171,908) (123,748)  (57,051)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .     77,000    85,000    21,029
Reduction in long-term debt. . . . . . . . .    (45,993)  (19,943)  (41,625)
Short-term borrowings. . . . . . . . . . . .    (35,000)  (19,000)  (15,000)
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .     (2,233)    4,142     1,170
Accounts payable for construction. . . . . .     (1,244)    5,626       700
Cash dividends . . . . . . . . . . . . . . .    (31,070)  (26,968)  (26,940)
Purchase of common stock . . . . . . . . . .     (1,323)     (988)     (299)
Cash provided by (used for) financing. . . .     30,137    27,869   (60,965)

Change in cash position. . . . . . . . . . .        -         -         -
Cash position, beginning of year . . . . . .        -         -         -
Cash position, end of year . . . . . . . . .   $    -    $    -    $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 28,718  $ 23,912  $ 23,231
 Capitalized interest  . . . . . . . . . . .      3,442     1,486       548
 Income taxes  . . . . . . . . . . . . . . .     30,109    14,500    16,134

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

EARNINGS PER SHARE
Net income per common share is computed on the basis of weighted average shares outstanding of 51,786,698, 51,861,365, and 51,785,201 for 1995, 1994
and 1993, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

REVENUE RECOGNITION
The company generally recognizes revenues when goods are shipped.

NOTE 2 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           1995        1994        1993
Finished goods  . . . . . . . .   $ 38,973    $ 33,254    $ 32,805
Goods in process. . . . . . . .     39,905      25,332      25,071
Raw materials and supplies. . .     35,350      17,516       9,675
Supplies (at average cost). . .     38,707      36,908      31,429
                                   152,935     113,010      98,980
LIFO Reserve. . . . . . . . . .    (70,401)    (45,705)    (39,306)
                                  $ 82,534    $ 67,305    $ 59,674

NOTE 3 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1995        1994        1993
Buildings - net . . . . . . . .   $ 54,115    $ 46,963    $ 39,644
Machinery and equipment - net .    645,803     584,479     576,229
                                  $699,918    $631,442    $615,873


NOTE 4 - SUPPLEMENTAL EXPENSE INFORMATION:

(thousands)                                1995       1994       1993
Maintenance & repairs. . . . . . . .    $78,557    $68,795    $63,556
Taxes, other than income taxes:
      Payroll. . . . . . . . . . . .     11,873     10,949     10,206
      Property . . . . . . . . . . .      9,392     10,114     10,689
      Sales and use. . . . . . . . .      4,227      3,866      3,548
      Other. . . . . . . . . . . . .     10,650     10,706      7,823
Research and development . . . . . .        570        471        462


NOTE 5 - SHORT-TERM BORROWINGS:
At October 31, 1995, the company had bank lines of credit totaling $328 million. Of this amount, $186 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Euro Dollar Rate plus 3/8% or the bank's prime rate, whichever the company selects. Also, the company can request a "Competitive Bid" specifying dollar amounts and loan duration. The various banks may then bid, specifying rates and amounts, which the company may accept or reject.
The credit agreement contains certain financial covenants and provides for a 1/4% facility fee. This agreement has an expiration date of February 28, 1997 with renewal provisions beyond that date. At October 31, 1995, the company had loans of $170 million under the credit agreement.

The company also has an agreement whereby it can borrow money by issuing notes in the commercial paper market. The $186 million credit agreement above provides credit back-up for commercial paper issued, therefore the combined borrowing under the credit agreement and the commercial paper agreement cannot exceed $186 million. During the year, no commercial paper was issued.

Also available was $142 million of bank credit lines for additional borrowing needs. Included in this amount are committed lines of credit of $45 million, $20 million and $10 million which expire November 1, 1997, March 31, 1997 and May 31, 1997, respectively. Each of these lines is subject to a nominal commitment fee. The other $67 million is uncommitted. At October 31, 1995, the company had an outstanding balance of $88 million under these credit lines.

Short-term borrowings of $222 million, $205 million and $160 million at October 31, 1995, 1994 and 1993, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1995        1994        1993
Notes payable October 31 . . . .   $258,000    $206,000    $180,000
Interest rate October 31 . . . .       6.4%        5.6%        4.0%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $250,512    $196,547    $179,601
Average* interest rate
 during year . . . . . . . . . .       6.5%        4.6%        4.2%
Maximum amount of notes
 payable at any month end. . . .   $272,000    $213,000    $195,000

*Computed by dividing interest incurred by average notes payable outstanding.


NOTE 6 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             1995        1994        1993
Senior notes due through 2001
 (6.17%-9.80%) - Note (a) . . . .   $192,000    $177,875    $157,500
Revenue bonds payable through
 2015 (floating rates, currently
 3.9%-4.2%) - Note (b) . . . . .      28,900      28,900      28,900
Other. . . . . . . . . . . . . .         593         711       1,029
Notes payable - banks -
 Note 5 above . . . . . . . . . .    222,000     205,000     160,000
                                     443,493     412,486     347,429
    Less current installments . .     34,119      45,994      19,943
Net long-term debt. . . . . . . .   $409,374    $366,492    $327,486

Scheduled maturities
        1997            $256,119
        1998              14,119
        1999              30,118
        2000              30,118
        2001-2015         78,900
                        $409,374

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio and restrictions on payments of dividends. Accordingly, at October 31, 1995, approximately $68 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1995, $28,900,000 was secured by liens on the equipment.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt exceeded the stated value by approximately $7 million at October 31, 1995. The difference between the fair value of the company's long-term debt and the stated value was not material at October 31, 1994 and exceeded the stated value by approximately $9 million at October 31, 1993.

NOTE 8 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8% and 5.25% for 1995 and 1994, and 7% and 5.25% for 1993. The expected long-term rate of return on assets was 9%.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

(thousands)                               1995         1994         1993
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $139,308     $132,175     $132,030
   Vested and nonvested . . . . . .   $140,608     $133,190     $132,803
   Projected for service
     rendered . . . . . . . . . . .   $165,042     $157,549     $147,395
Plan assets at fair value,
 primarily listed stocks. . . . . .    269,785      237,109      235,763
Excess plan assets. . . . . . . . .    104,743       79,560       88,368
Items not recognized in earnings:
 Net (asset) at adoption of FAS 87.     (7,425)      (8,795)     (10,164)
 Unrecognized prior service cost. .     20,699       24,363        7,487
 Unrecognized net (gain) .  . . . .    (91,950)     (71,034)     (63,095)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 26,067     $ 24,094     $ 22,596

Net pension (income) includes
 the following:
   Service cost . . . . . . . . . .   $  4,220     $  4,334     $  3,203
   Interest cost. . . . . . . . . .     12,211       10,800        9,770
   Actual (return) on plan assets .    (41,200)      (8,920)     (45,229)
   Net amortization and deferral. .     22,795       (7,711)      28,392

Net pension (income). . . . . . . .   $ (1,974)    $ (1,497)    $ (3,864)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive during 1995, 1994 and 1993 was $1,151,000, $916,000 and $857,000, respectively.

NOTE 9 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,589,000, $2,679,000, and $2,274,000 in 1995, 1994 and 1993, respectively.

The components of expense were as follows:

(thousands)                                      1995    1994     1993
Service cost . . . . . . . . . . . . . . .   $    717 $   850  $   639
Interest cost. . . . . . . . . . . . . . .      1,373   1,331    1,137
Amortization of transition obligation. . .        499     498      498
Net periodic postretirement benefit cost .   $  2,589 $ 2,679  $ 2,274


The accumulated postretirement benefit obligation consists of the following:

(thousands)                                     1995      1994        1993
Retirees . . . . . . . . . . . . . . . . .  $ (3,448) $ (2,658)   $ (2,245)
Fully eligible active plan participants. .    (3,836)   (3,898)     (3,025)
Other active plan participants . . . . . .   (11,519)  (11,833)    (11,268)
Total accumulated postretirement
  benefit obligation . . . . . . . . . . .   (18,803)  (18,389)    (16,538)
Unrecognized net(gain)loss . . . . . . . .      (606)      676         677
Unrecognized transition obligation . . . .     8,475     8,974       9,472
Accrued postretirement benefit cost. . . .  $(10,934) $ (8,739)   $ (6,389)


Future benefit costs were calculated using a health care cost trend rate of 14% for the indemnity plan and 8% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5%, is reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $2,076,000 effect on the accumulated postretirement benefit obligation as of October 31, 1995 and a $272,000 effect on the net periodic postretirement benefit cost. The weighted-average discount rate used was 8% at October 31, 1995 and 1994, and 7.5% at October 31, 1993.


NOTE 10 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                1995       1994       1993
Current:
  Federal. . . . . . . . . . . . . .    $26,495    $14,553    $12,601
  State. . . . . . . . . . . . . . .      2,554      1,195        454
                                         29,049     15,748     13,055
Deferred:
  Federal. . . . . . . . . . . . . .     14,405      4,647      8,699
  State. . . . . . . . . . . . . . .        746        505      1,046
                                         15,151      5,152      9,745
                                        $44,200    $20,900    $22,800

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1995       1994       1993
Expected federal income tax rate . .        35%        35%        35%
Foreign Sales Corporation. . . . . .        (1)         -         (5)
State income taxes less
  federal income tax benefit . . . .         2          2          1
Enacted rate change impacting
  deferred taxes . . . . . . . . . .         -          -          5
Other. . . . . . . . . . . . . . . .         1          1          -
                                            37%        38%        36%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1995      1994      1993
Current:
  Non-deductible accruals. . . . . .      $ (5,891) $ (5,071) $ (4,682)

Non-current:
  Depreciation . . . . . . . . . . .      $135,146  $128,371  $119,667
  Employee Benefit Plans . . . . . .         9,648     8,917     8,363
  Alternative Minimum Tax. . . . . .       (20,547)  (26,844)  (24,235)
  Other. . . . . . . . . . . . . . .        (5,042)   (7,210)   (6,102)
  Non-current deferred tax . . . . .      $119,205  $103,234  $ 97,693

Federal income tax returns through 1991 have been settled with the Internal Revenue Service.


NOTE 11 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's fifteen converting plants in ten states produce shipping containers, and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 59% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia in 1995, 1994 and 1993 of $229,984,000, $161,622,000
and $124,195,000, respectively.  All sales are made in U. S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $253,674,000, $252,844,000 and $275,417,000 have been allocated to converted products at October 31, 1995, 1994 and 1993, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   1995       1994       1993
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  207,735 $  197,978   $166,822
Paper and paperboard . . . . . . . .       308,356    223,920    189,787
Converted products . . . . . . . . .       469,424    368,976    332,942
  Total. . . . . . . . . . . . . . .       985,515    790,874    689,551
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .       121,738    111,907    101,471
Paper and paperboard . . . . . . . .         7,442    (15,703)    (2,181)
Converted products . . . . . . . . .        18,594    (19,408)   (14,717)
Interest expensed and other. . . . .       (27,535)   (22,482)   (21,485)
  Income before income taxes . . . .       120,239     54,314     63,088
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       254,586    225,656    188,450
Paper and paperboard . . . . . . . .       313,778    304,819    278,981
Converted products . . . . . . . . .       585,459    491,574    476,942
  Total. . . . . . . . . . . . . . .     1,153,823  1,022,049    944,373
DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .        15,740     13,350     11,010
Paper and paperboard . . . . . . . .        22,964     21,767     19,907
Converted products . . . . . . . . .        40,699     37,573     38,108
  Total. . . . . . . . . . . . . . .        79,403     72,690     69,025
ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .        38,289     48,810      5,453
Paper and paperboard . . . . . . . .        26,721     19,890     15,162
Converted products . . . . . . . . .       108,649     56,338     37,341
  Total. . . . . . . . . . . . . . .    $  173,659 $  125,038   $ 57,956


NOTE 12 - SHAREHOLDER RIGHTS PLAN:
A Shareholder Rights Plan provides one right for each share of common stock. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20% or more of the company's voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights expire on March 1, 1999, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $4.00 ($40 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of 20% or more, or an offer to acquire 30% or more, of the company's voting stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $93 million, $65 million and $56 million at October 31, 1995, 1994 and 1993, respectively.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1995
Net sales. . . . . . . . . .  $227,519  $234,215  $253,363  $270,418  $985,515
Gross profit . . . . . . . .    48,051    57,697    51,436    50,299   207,483
Net income . . . . . . . . .    16,548    22,542    18,912    18,037    76,039
Net income per share (1) . .      0.32      0.43      0.37      0.35      1.47

1994
Net sales. . . . . . . . . .  $166,085  $189,183  $207,341  $228,265  $790,874
Gross profit . . . . . . . .    21,360    40,101    32,184    37,920   131,565
Net income . . . . . . . . .     1,778    13,986     7,491    10,159    33,414
Net income per share (1) . .      0.03      0.27      0.14      0.20      0.64

1993
Net sales  . . . . . . . . .  $155,873  $179,045  $175,826  $178,807  $689,551
Gross profit . . . . . . . .    25,026    37,916    40,380    31,245   134,567
Net income . . . . . . . . .     5,089    13,363    14,625     7,211    40,288
Net income per share (1) . .      0.10      0.26      0.28      0.14      0.78

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement which is incorporated as part of this Form 10-K. See Part I of this Form 10-K for a listing of the executive officers of the company.

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

     (1)  Financial Statements:

          The 1995, 1994 and 1993 consolidated financial statements are included in Item 8 of this Form 10-K.

          The individual financial statements of the company have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1995.

     (2)  Financial Statement Schedules:

          Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of this Form 10-K.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (c)

          3.2  Bylaws of Longview Fibre Company   (c)

          4.1  Commercial Paper Facility   (a)

          4.2  Rights Agreement   (b)

          4.7 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2004 (6.17% - 9.80%)      $192,000,000

               Revenue Bonds payable through 2015 (floating rates,
               3.9% through 4.2% at October 31, 1995)             $ 28,900,000

               Other                                              $    593,000

         10.1  Form of Termination Protection Agreement   (e)(*)

         10.2  $170,000,000 Credit Agreement   (d)

         10.3  First Amendment to Credit Agreement   (d)

         10.4  Second Amendment to Credit Agreement   (e)

         10.5  Third Amendment to Credit Agreement   (e)

         10.6  Fourth Amendment to Credit Agreement

         23    Consent of Independent Accountants

         27    Financial Data Schedule

         99.1  Salary Savings Plan - Amendment No. 1   (e)

         99.2  Salary Savings Plan - Amendment No. 2   (e)

         99.3  Salary Savings Plan - Amendment No. 3   (e)

         99.4  Salary Savings Plan - Amendment No. 4

         99.5  Salary Savings Plan - Amendment No. 5

         99.6  Salary Savings Plan - Amendment No. 6

         99.7  Salary Savings Plan - Amendment No. 7

         99.8  Hourly Savings Plan - Amendment No. 1   (e)

         99.9  Hourly Savings Plan - Amendment No. 2   (e)

         99.10 Hourly Savings Plan - Amendment No. 3   (e)

         99.11 Hourly Savings Plan - Amendment No. 4

         99.12 Hourly Savings Plan - Amendment No. 5

         99.13 Branch Hourly Savings Plan - Amendment No. 1   (e)

         99.14 Branch Hourly Savings Plan - Amendment No. 2   (e)

         99.15 Branch Hourly Savings Plan - Amendment No. 3

         99.16 Branch Hourly Savings Plan - Amendment No. 4

         (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1988.
         (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
         (c) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         (d) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1993.
         (e) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
         (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                                     1-23-96
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                   1-23-96
R. P. Wollenberg, Chief Executive Officer              Date
              and Director

\s\ L. J. Holbrook                                     1-23-96
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                                      1-23-96
A. G. Higgens, Chief Accounting Officer                Date

\s\ R. B. Arkell                                       1-23-96
R. B. Arkell, Director                                 Date

\s\ D. L. Bowden                                       1-23-96
D. L. Bowden, Director                                 Date

\s\ M. A. Dow                                          1-23-96
M. A. Dow, Director                                    Date

\s\ C. H. Monroe                                       1-23-96
C. H. Monroe, Director                                 Date

\s\ G. E. Schwartz                                     1-23-96
G. E. Schwartz, Director                               Date

\s\ R. E. Wertheimer                                   1-23-96
R. E. Wertheimer, Director                             Date

\s\ D. A. Wollenberg                                   1-23-96
D. A. Wollenberg, Director                             Date

\s\ R. H. Wollenberg                                   1-23-96
R. H. Wollenberg, Director                             Date