Form 10-Q
period 1996-01-31
LONGVIEW FIBRE CO
filed 1996-02-29
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   January 31, 1996        Commission file number   0-1370
                 ---------------------------                         ----------


                             Longview Fibre Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-0298760
------------------------------------       ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                                -------------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last repor


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


        51,743,647 Common Shares were outstanding as of January 31, 1996

                          PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Jan. 31     Oct. 31     Jan. 31
                                                  1996        1995        1995
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $96,550    $118,164     $95,555
    Allowance for doubtful accounts              1,100       1,100       1,000
  Inventories, at lower of cost or market;
   costs are based on last-in, first-out method
   except for supplies at current averages
    Finished goods                              17,316      19,464      15,656
    Goods in process                            18,665      17,456      13,107
    Raw materials and supplies                  48,017      45,614      38,645
  Other                                         10,197       9,372       8,660
                                            ----------- ----------- -----------
         Total current assets                  189,645     208,970     170,623
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,380,890   1,355,740   1,261,580
    Accumulated depreciation                   673,306     655,822     615,205
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    707,584     699,918     646,375
  Plant sites at cost                            2,834       2,834       2,674
                                            ----------- ----------- -----------
                                               710,418     702,752     649,049

  Timber at cost less depletion                178,429     178,494     186,704
  Roads at cost less amortization                9,025       9,291       9,184
  Timberland at cost                            16,050      16,049      16,145
                                            ----------- ----------- -----------
                                               203,504     203,834     212,033
                                            ----------- ----------- -----------
         Total capital assets                  913,922     906,586     861,082
                                            ----------- ----------- -----------
OTHER ASSETS                                    39,667      38,267      31,882
                                            ----------- ----------- -----------
                                            $1,143,234  $1,153,823  $1,063,587
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                             5,719     $10,272       5,990
  Accounts payable                              40,249      60,730      46,520
  Short-term borrowings                         16,000      36,000      22,000
  Payrolls payable                              13,604      10,703      13,587
  Federal income taxes payable                   5,060       2,475       6,054
  Other taxes payable                           13,696      12,112      15,942
  Current installments of long-term debt        54,119      34,119      25,994
                                            ----------- ----------- -----------
         Total current liabilities             148,447     166,411     136,087
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 404,374     409,374     397,492
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           123,319     119,205     107,025
                                            ----------- ----------- -----------
OTHER LIABILITIES                               11,540      10,934       9,327
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,743,647; 51,751,032 and 51,805,297
   shares respectively                          77,615      77,627      77,708
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            374,633     366,966     332,642
                                            ----------- ----------- -----------
         Total shareholders' equity            455,554     447,899     413,656
                                            ----------- ----------- -----------
                                            $1,143,234  $1,153,823  $1,063,587
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------
                                                            (000 Omitted)
                                                         Three Months Ended
                                                             January 31
                                                        -----------------------
                                                              1996        1995
                                                        ----------- -----------
Net sales:
  Timber                                                   $46,133     $46,211
  Paper and paperboard                                      45,189      70,431
  Converted products                                       117,891     110,877
                                                        ----------- -----------
                                                           209,213     227,519
                                                        ----------- -----------
Cost of products sold, including outward freight           162,446     179,468
                                                        ----------- -----------
Gross profit                                                46,767      48,051
                                                        ----------- -----------

Selling, administrative and general expenses                14,746      14,603
                                                        ----------- -----------
Operating profit:
  Timber                                                    27,627      27,383
  Paper and paperboard                                         737         588
  Converted products                                         3,657       5,477
                                                        ----------- -----------
                                                            32,021      33,448
                                                        ----------- -----------
Other income (expense):
  Interest income                                              153         139
  Interest expensed                                         (7,675)     (7,183)
  Miscellaneous                                                284         287
                                                        ----------- -----------
                                                            24,783      26,691
Provision for taxes on income:
  Current                                                    5,130       6,352
  Deferred                                                   4,114       3,791
                                                        ----------- -----------
                                                             9,244      10,143
                                                        ----------- -----------
Net income                                                 $15,539     $16,548
                                                        =========== ===========
Dollars per share:
  Net income                                                 $0.30       $0.32
  Dividends                                                  $0.15       $0.13

Average shares outstanding in the hands
 of the public  (000 omitted)                               51,747      51,810

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------
                                                            (000 Omitted)
                                                         Three Months Ended
                                                             January 31
                                                        -----------------------
                                                              1996        1995
                                                        ----------- -----------
Cash provided by (used for) operations:
Net income                                                 $15,539     $16,548
Charges to income not requiring cash -
  Depreciation                                              17,980      16,061
  Depletion and amortization                                   909       1,948
  Deferred taxes - net                                       4,114       3,791
  (Gain) loss on disposition of capital assets                 (61)         (8)

Change in:
  Accounts and notes receivable                             21,614       5,635
  Inventories                                               (1,464)       (103)
  Other                                                       (825)     (1,063)
  Other noncurrent assets                                   (1,400)       (434)
  Accounts, payrolls and other taxes payable               (10,087)      5,584
  Federal income taxes payable                               2,585       3,125
  Other noncurrent liabilities                                 606         588
                                                        ----------- -----------
Cash provided by operations                                 49,510      51,672
                                                        ----------- -----------
Cash provided by (used for) investing:
Additions to:  Plant and equipment                         (25,650)    (31,322)
               Timber and timberlands                         (594)    (32,356)
Proceeds from sale of capital assets                            80         104
                                                        ----------- -----------
Cash used for investing                                    (26,164)    (63,574)
                                                        ----------- -----------
Cash provided by (used for) financing:
Long-term debt                                              15,000      11,000
Short-term borrowings                                      (20,000)     21,000
Payable to bank resulting from checks in transit            (4,553)     (6,515)
Accounts payable for construction                           (5,909)     (6,438)
Cash dividends                                              (7,762)     (6,735)
Purchase of common stock                                      (122)       (410)
                                                        ----------- -----------
Cash provided by (used for) financing                      (23,346)     11,902
                                                        ----------- -----------

Change in cash position                                        --          --
Cash position, beginning of period                             --          --
                                                        ----------- -----------
Cash position, end of period                              $    --     $    --
                                                        =========== ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)                        $9,146      $7,585
Income taxes                                                 2,256       2,734

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                            (000 Omitted)
                                                         Three Months Ended
                                                             January 31
                                                        -----------------------
                                                              1996        1995
                                                        ----------- -----------
Common stock:
  Balance at beginning of period                           $77,627     $77,745
  Ascribed value of stock purchased                            (12)        (37)
                                                        ----------- -----------
  Balance at end of period                                 $77,615     $77,708
                                                        =========== ===========

Additional paid-in capital:
  Balance at beginning of period                            $3,306      $3,306
                                                        ----------- -----------
  Balance at end of period                                  $3,306      $3,306
                                                        =========== ===========

Retained earnings:
  Balance at beginning of period                          $366,966    $323,202
  Net income                                                15,539      16,548
  Less cash dividends on common stock                       (7,762)     (6,735)
  Less purchases of common stock                              (110)       (373)
                                                        ----------- -----------
  Balance at end of period                                $374,633    $332,642
                                                        =========== ===========

Dividends paid per share                                     $0.15       $0.13
                                                        =========== ===========

Common shares:
  Balance at beginning of period                            51,751      51,830
  Purchases                                                     (7)        (25)
                                                        ----------- -----------
  Balance at end of period                                  51,744      51,805
                                                        =========== ===========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

                        Consolidated Statement of Income
                        --------------------------------
                Three Months Ended January 31, 1996 compared with
                -------------------------------------------------
                      Three Months Ended January 31, 1995
                      -----------------------------------

First quarter earnings decreased 6% compared with the first quarter 1995 due to lower operating results in the converted products segment of the business. Net income for the first quarter 1996 decreased 14% compared with the fourth quarter 1995.

Timber
------
First quarter operating profits improved 1% as compared with the first quarter 1995. Volume sold held steady with year-ago levels while log prices increased 1% and lumber prices decreased 7%.

During the first quarter 1996, demand and prices were at good levels in both the export and the domestic markets. Log markets are expected to remain strong for the near term. Lumber markets were poor during the first quarter, but are showing signs of modest improvement.

Paper and Paperboard
--------------------
Operating profits for the first quarter improved 25% compared with an unsatisfactory first quarter 1995. The modest improvement was due to average price increases of 15% and 12% for paper and paperboard, which were substantially offset by higher costs for raw material fibers. First quarter wood chip costs increased 36% as compared with year-ago levels, but are declining from peak fourth quarter 1995 levels. Further cost reductions are expected. The volume of paper and paperboard sold during the first quarter declined 52% as compared with the year-ago period. The mill operated at about 75% of capacity.

Demand for linerboard has been soft, particularly in the export market, resulting in price attrition. Paper markets have been slow. The incoming order pattern is still weak, but is currently improving.

Converted Products
------------------
Operating results decreased 33% due to increased costs for containerboard used to manufacture boxes. First quarter 1996 sales improved 6% as a result of a 16% increase in average price and an 8% reduction in volume sold as compared with the first quarter 1995. During the quarter, demand and prices were lower than in the fourth quarter 1995 but are at adequate levels. Progress continues to be made in marketing specialty products.

Other
-----
Increased interest expensed for the first quarter 1996 compared with the first quarter 1995 was due primarily to more borrowing.

Income Taxes
------------
Taxes on income are approximately 37% and 38% of pretax income for fiscal 1996 and 1995, respectively.


                                                     Three Months
                                                   Ended January 31
                                                                         %
Other Data                                        1996        1995    CHANGE
----------                                  -----------------------------------
Sales
  Logs, thousands of board feet                 59,000      59,000       --
  Lumber, thousands of board feet                6,000       6,000       --
  Paper, tons                                   44,000      59,000     - 25
  Paperboard, tons                              16,000      65,000     - 75
  Converted products, tons                     136,000     148,000     -  8
  Logs, $/thousand board feet                 $    756    $    748     +  1
  Lumber, $/thousand board feet                    301         323     -  7
  Paper, $/ton FOB mill equivalent                 729         632     + 15
  Paperboard, $/ton FOB mill equivalent            470         420     + 12
  Converted products, $/ton                        868         749     + 16


                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for plant and equipment and timberland acquisitions were below year-ago levels. Accordingly, total borrowing is declining. The company continues with its major programs of installing improved or specialized equipment in its mill and converting plants to make more value added products as a means to improve margins. The backlog of approved projects is $101 million, to be financed principally from internally generated funds, supplemented if necessary by modest additional borrowing. During the quarter, the company purchased 7,385 shares of its common stock. Cash dividends of $0.15 per share were declared and paid in the first quarter in the aggregate of $7,762,000.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Nothing to report.


ITEM 2.  CHANGES IN SECURITIES.

         Nothing to report.


ITEM 3.  DEFAULTS UPON SENIOR NOTES.

         Nothing to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Longview Fibre Company was held on January 23, 1996 at which time four Class III directors and one Class I director were elected.

                  CLASS III DIRECTORS ELECTED
                  (Terms to Expire in 1999)
                                                       Votes Cast

                                                   For    Withheld  Abstentions
                                            ----------- ----------- -----------
         Richard P. Wollenberg              44,167,924     848,034     359,827

         Robert B. Arkell                   44,208,145     807,813     359,827

         M. Alexis Dow                      44,110,688     905,270     359,827

         Jeannie E. Wertheimer               4,289,025   2,056,975     428,605

                  CLASS I DIRECTOR ELECTED
                  (Term to Expire in 1997)

         Richard H. Wollenberg              44,254,987     760,971     359,827


ITEM 5.  OTHER INFORMATION.

         Nothing to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27  Financial Data Schedule

         (b)  Reports on Form 8-K - Nothing to report

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LONGVIEW FIBRE COMPANY
                                 ----------------------------------------------
                                 (Registrant)




Date     2-29-96                    \s\s L. J. Holbrook
    ----------------------       ----------------------------------------------
                                 L. J. Holbrook, Senior Vice President-Finance,
                                     Secretary and Treasurer




Date     2-29-96                    \s\ A. G. Higgens
    ----------------------       ----------------------------------------------
                                 A. G. Higgens, Assistant Treasurer