Form 10-Q
period 1996-04-30
LONGVIEW FIBRE CO
filed 1996-06-03
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   April 30, 1996          Commission file number   0-1370
                 ------------------------                          ------------


                             Longview Fibre Company
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-0298760
- ----------------------------------         ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
- -------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                                  -----------------------------

                                  Not Applicable
- -------------------------------------------------------------------------------
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


        51,735,567 Common Shares were outstanding as of April 30, 1996

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
- --------------------------                             (000 Omitted)
                                               Apr. 30     Oct. 31     Apr. 30
                                                  1996        1995        1995
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $92,861    $118,164    $104,694
    Allowance for doubtful accounts              1,100       1,100       1,000
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              18,603      19,464      18,885
    Goods in process                            19,270      17,456      15,751
    Raw materials and supplies                  46,033      45,614      39,383
  Other                                          9,254       9,372       9,839
                                            ----------- ----------- -----------
         Total current assets                  184,921     208,970     187,552
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,411,600   1,355,740   1,281,185
    Accumulated depreciation                   689,124     655,822     626,997
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    722,476     699,918     654,188
  Plant sites at cost                            2,834       2,834       2,749
                                            ----------- ----------- -----------
                                               725,310     702,752     656,937

  Timber at cost less depletion                178,723     178,494     184,476
  Roads at cost less amortization                8,719       9,291       8,965
  Timberland at cost                            16,068      16,049      16,161
                                            ----------- ----------- -----------
                                               203,510     203,834     209,602
                                            ----------- ----------- -----------
         Total capital assets                  928,820     906,586     866,539
                                            ----------- ----------- -----------
OTHER ASSETS                                    41,497      38,267      32,301
                                            ----------- ----------- -----------
                                            $1,155,238  $1,153,823  $1,086,392
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $6,617     $10,272      $6,573
  Accounts payable                              40,846      60,730      47,572
  Short-term borrowings                         30,000      36,000      40,000
  Payrolls payable                              13,694      10,703      12,252
  Federal income taxes payable                     394       2,475       1,562
  Other taxes payable                           11,566      12,112      14,096
  Current installments of long-term debt        44,119      34,119      15,994
                                            ----------- ----------- -----------
         Total current liabilities             147,236     166,411     138,049
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 412,374     409,374     397,492
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           125,854     119,205     112,249
                                            ----------- ----------- -----------
OTHER LIABILITIES                               12,081      10,934       9,914
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY:
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,735,567; 51,751,032 and 51,790,167
   shares respectively                          77,603      77,627      77,685
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            376,784     366,966     347,697
                                            ----------- ----------- -----------
         Total shareholders' equity            457,693     447,899     428,688
                                            ----------- ----------- -----------
                                            $1,155,238  $1,153,823  $1,086,392
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME Unaudited)
- -------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $45,492     $53,221     $91,625     $99,432
  Paper and paperboard              45,516      73,862      90,705     144,293
  Converted products               108,708     107,132     226,599     218,009
                                  --------- ----------- ----------- -----------
                                   199,716     234,215     408,929     461,734
                                  --------- ----------- ----------- -----------

Cost of products sold, including
 outward freight                   161,639     176,518     324,085     355,986
                                  --------- ----------- ----------- -----------
Gross profit                        38,077      57,697      84,844     105,748
                                  --------- ----------- ----------- -----------

Selling, administrative
 and general expenses               15,281      14,691      30,027      29,294
                                  --------- ----------- ----------- -----------

Operating profit:
  Timber                            26,181      31,744      53,808      59,127
  Paper and paperboard                 471       4,856       1,208       5,444
  Converted products                (3,856)      6,406        (199)     11,883
                                  --------- ----------- ----------- -----------
                                    22,796      43,006      54,817      76,454
                                  --------- ----------- ----------- -----------

Other income (expense):
  Interest income                      150         120         303         259
  Interest expensed                 (7,257)     (7,087)    (14,932)    (14,270)
  Miscellaneous                        316         318         600         605
                                  --------- ----------- ----------- -----------
                                    16,005      36,357      40,788      63,048

Provision for taxes on income:
  Current                            3,435       8,591       8,565      14,943
  Deferred                           2,535       5,224       6,649       9,015
                                  --------- ----------- ----------- -----------
                                     5,970      13,815      15,214      23,958
                                  --------- ----------- ----------- -----------
Net income                         $10,035     $22,542     $25,574     $39,090
                                  ========= =========== =========== ===========
Dollars per share:
  Net income                         $0.19       $0.44       $0.49       $0.75
  Dividends                          $0.15       $0.14       $0.30       $0.27

Average shares outstanding in the
 hands of the public (000 omitted)  51,740      51,795      51,743      51,803

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
- ------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income                         $10,035     $22,542     $25,574     $39,090
Charges to income not
 requiring cash -
  Depreciation                      18,554      16,383      36,534      32,444
  Depletion and amortization         1,152       3,590       2,061       5,538
  Deferred taxes - net               2,535       5,224       6,649       9,015
  (Gain) loss on disposition of
    capital assets                   1,725       1,025       1,664       1,017

Change in:
  Accounts and notes receivable      3,689      (9,139)     25,303      (3,504)
  Inventories                           92      (6,611)     (1,372)     (6,714)
  Other                                943      (1,179)        118      (2,242)
  Other noncurrent assets           (1,830)       (419)     (3,230)       (853)
  Accounts, payrolls and other
    taxes payable                   (4,644)     (2,640)    (14,731)      2,944
  Federal income taxes payable      (4,666)     (4,492)     (2,081)     (1,367)
  Other noncurrent liabilities         541         587       1,147       1,175
                                  --------- ----------- ----------- -----------
Cash provided by operations         28,126      24,871      77,636      76,543
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to: Plant and equipment  (35,402)    (25,768)    (61,052)    (57,090)
             Timber and timberland  (1,175)     (1,178)     (1,769)    (33,534)
Proceeds from sale of
  capital assets                       248         491         328         595
                                  --------- ----------- ----------- -----------
Cash used for investing            (36,329)    (26,455)    (62,493)    (90,029)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                      (2,000)    (10,000)     13,000       1,000
Short-term borrowings               14,000      18,000      (6,000)     39,000
Payable to bank resulting from
  checks in transit                    898         583      (3,655)     (5,932)
Accounts payable for construction    3,201         511      (2,708)     (5,927)
Cash dividends                      (7,761)     (7,252)    (15,523)    (13,987)
Purchase of common stock              (135)       (258)       (257)       (668)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                           8,203       1,584     (15,143)     13,486
                                  --------- ----------- ----------- -----------

Change in cash position                --          --          --          --
Cash position, beginning of period     --          --          --          --
                                  --------- ----------- ----------- -----------
Cash position, end of period        $  --     $    --     $    --     $    --
                                  ========= =========== =========== ===========

Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount]
  capitalized)                      $5,594      $5,977     $14,740     $13,562
Income taxes                         8,389      13,681      10,645      16,415

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
- ----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Common stock:
 Balance at beginning of period    $77,615     $77,708     $77,627     $77,745
 Ascribed value of stock purchased     (12)        (23)        (24)        (60)
                                  --------- ----------- ----------- -----------
 Balance at end of period          $77,603     $77,685     $77,603     $77,685
                                  ========= =========== =========== ===========

Additional paid-in capital:
 Balance at beginning of period     $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
 Balance at end of period           $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
 Balance at beginning of period   $374,633    $332,642    $366,966    $323,202
 Net income                         10,035      22,542      25,574      39,090
 Cash dividends on common stock     (7,761)     (7,252)    (15,523)    (13,987)
 Purchases of common stock            (123)       (235)       (233)       (608)
                                  --------- ----------- ----------- -----------
 Balance at end of period         $376,784    $347,697    $376,784    $347,697
                                  ========= =========== =========== ===========

Dividends paid per share             $0.15       $0.14       $0.30       $0.27
                                  ========= =========== =========== ===========

Common shares:
 Balance at beginning of period     51,744      51,805      51,751      51,830
 Purchases                              (8)        (15)        (15)        (40)
                                  --------- ----------- ----------- -----------
 Balance at end of period           51,736      51,790      51,736      51,790
                                  ========= =========== =========== ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Consolidated Statement of Income
                        --------------------------------
                Three and Six Months Ended April 30, 1996 compared with
                -------------------------------------------------------
                      Three and Six Months Ended April 30, 1995
                      -----------------------------------------

Net income decreased 56% and 35% for the second quarter and year-to-date 1996 as compared with like periods in 1995. Operating results in all segments of the business, particularly the manufacturing segments, declined from year-ago levels.

Timber
- ------
Operating profits decreased 18% and 9% for the second quarter 1996 and year-to-date 1996 due to less volume sold and lower average price. Log footage sold decreased 6% and 3% for the second quarter 1996 and year-to-date 1996, while average log prices declined 9% and 4%.

During the second quarter 1996, domestic log prices declined due to weak lumber and wood chip markets, while demand held steady. Demand and prices in the export market declined modestly, but remained at good levels.

Paper and Paperboard
- --------------------
Operating profits declined 90% for the second quarter 1996 because of a 37% decrease in volume sold and a 3% and 21% decrease in average price for paper and paperboard, respectively. Year-to-date operating results were adversely affected by higher raw material costs and substantially less tonnage sold as compared with the same period in 1995.

Wood chip costs have been declining from peak fourth quarter 1995 levels, but second quarter and year-to-date costs were 2% and 18% higher than year-ago levels. Further cost reductions are expected. The mill operated at 74% of capacity during the second quarter, but the rate of incoming orders has improved to 85% of capacity.

Demand for linerboard has been soft, particularly in the export market, resulting in price attrition. Paper markets have been slow.

Converted Products
- ------------------
Operating results, compared to year-ago levels, have been adversely affected by the increased cost of containerboard used to manufacture boxes. Currently declining chip costs will result in lower containerboard costs. Volume sold during the second quarter held steady with year-ago levels, but declined 5% for the year-to-date period. Average selling price improved 2% and 9% for the second quarter and year-to-date period as compared to like periods in 1995.

During the quarter demand was adequate and pricing deteriorated. Markets are expected to remain competitive. Progress continues to be made in marketing specialty products.

Other
- -----
Increased interest expensed for the second quarter and year-to-date 1996 was due to a higher level of borrowing, which was modestly offset by lower interest rates.

Income Taxes
- ------------
Taxes on income are approximately 37% and 38% of pretax income for fiscal 1996 and 1995, respectively.

                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                                    %                       %
Other Data                          1996     1995 Change    1996    1995 Change
- ----------                        ----------------------  ---------------------
Sales
 Logs, thousands of board feet     59,000   63,000 -  6   118,000  122,000 -  3
 Lumber, thousands of board feet    7,000    8,000 - 13    13,000   14,000 -  7
 Paper, tons                       45,000   59,000 - 24    89,000  118,000 - 25
 Paperboard, tons                  28,000   56,000 - 50    44,000  121,000 - 64
 Converted products, tons         130,000  131,000 -  1   266,000  279,000 -  5
 Logs, $/thousand board feet      $   731  $   802 -  9   $   744  $   776 -  4
 Lumber, $/thousand board feet        302      321 -  6       301      322 -  7
 Paper, $/ton FOB mill equivalent     660      678 -  3       694      655 +  6
 Paperboard, $/ton FOB mill equiv.    385      490 - 21       417      453 -  8
 Converted products, $/ton            835      815 +  2       852      780 +  9



                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowings. The company has embarked on major programs of installing improved or specialized equipment in its mill and box plants to make more specialized products as a means to improve margins. The backlog of approved projects is $105 million. Adequate financing is available as needed. During the quarter, the company purchased 8,080 shares of its common stock. Cash dividends of $0.15 per share were declared and paid in the second quarter in the aggregate of $7,761,000.

                           PART II - OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS.

         Nothing to report.



ITEM 2   CHANGES IN SECURITIES.

         Nothing to report.



ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nothing to report.



ITEM 5   OTHER INFORMATION.

         Nothing to report.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27  Financial Data Schedule.

         (b)  Reports of Form 8-K - Nothing to report.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date     6-3-96                    \s\s L. J. Holbrook
    -----------------------     -----------------------------------------------
                                L. J. Holbrook, Senior Vice President-Finance,
                                    Secretary and Treasurer




Date     6-3-96                    \s\s A. G. Higgens
    -----------------------     -----------------------------------------------
                                A. G. Higgens, Assistant Treasurer