Form 10-Q
period 1996-07-31
LONGVIEW FIBRE CO
filed 1996-08-27
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     July 31, 1996         Commission File Number   0-1370
                --------------------------                         ------------


                             Longview Fibre Company
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-0298760
- ----------------------------------         ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
- -------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                              ---------------------------------

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


        51,720,902 Common Shares were outstanding as of July 31, 1996

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
- --------------------------                             (000 Omitted)
                                               Jul. 31     Oct. 31     Jul. 31
                                                  1996        1995        1995
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $88,348    $118,164    $106,392
    Allowance for doubtful accounts             (1,100)     (1,100)     (1,100)
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              18,890      19,464      19,080
    Goods in process                            17,939      17,456      19,666
    Raw materials and supplies                  46,380      45,614      38,011
  Other                                          9,980       9,372      12,035
                                            ----------- ----------- -----------
         Total current assets                  180,437     208,970     194,084
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,422,919   1,355,740   1,316,694
    Accumulated depreciation                   698,488     655,822     641,100
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    724,431     699,918     675,594
  Plant sites at cost                            2,909       2,834       2,826
                                            ----------- ----------- -----------
                                               727,340     702,752     678,420

  Timber at cost less depletion                177,848     178,494     181,267
  Roads at cost less amortization                8,578       9,291       8,900
  Timberland at cost                            16,068      16,049      16,167
                                            ----------- ----------- -----------
                                               202,494     203,834     206,334
                                            ----------- ----------- -----------
         Total capital assets                  929,834     906,586     884,754
                                            ----------- ----------- -----------
OTHER ASSETS                                    41,881      38,267      37,240
                                            ----------- ----------- -----------
                                            $1,152,152  $1,153,823  $1,116,078
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $3,057     $10,272      $6,766
  Accounts payable                              37,947      60,730      50,333
  Short-term borrowings                         41,000      36,000      31,000
  Payrolls payable                              13,812      10,703      12,290
  Federal income taxes payable                   1,158       2,475         187
  Other taxes payable                           12,234      12,112      14,948
  Current installments of long-term debt        34,119      34,119      35,994
                                            ----------- ----------- -----------
         Total current liabilities             143,327     166,411     151,518
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 404,255     409,374     397,374
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           128,339     119,205     116,584
                                            ----------- ----------- -----------
OTHER LIABILITIES                               12,623      10,934      10,501
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,720,902; 51,751,032 and 51,775,067
   shares respectively                          77,581      77,627      77,663
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            382,721     366,966     359,132
                                            ----------- ----------- -----------
         Total shareholders' equity            463,608     447,899     440,101
                                            ----------- ----------- -----------
                                            $1,152,152  $1,153,823  $1,116,078
                                            =========== =========== ===========

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
- --------------------------------------------
                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $46,289     $49,649    $137,914    $149,081
  Paper and paperboard              50,115      87,517     140,820     231,810
  Converted products               101,189     116,197     327,788     334,206
                                  --------- ----------- ----------- -----------
                                   197,593     253,363     606,522     715,097
                                  --------- ----------- ----------- -----------

Cost of products sold, including
 outward freight                   164,365     201,927     488,450     557,913
                                  --------- ----------- ----------- -----------
Gross profit                        33,228      51,436     118,072     157,184
                                  --------- ----------- ----------- -----------

Selling, administrative
 and general expenses               15,021      15,370      45,048      44,664
                                  --------- ----------- ----------- -----------

Operating profit:
  Timber                            23,444      26,638      77,252      85,765
  Paper and paperboard                (584)      5,159         624      10,603
  Converted products                (4,653)      4,269      (4,852)     16,152
                                  --------- ----------- ----------- -----------
                                    18,207      36,066      73,024     112,520
                                  --------- ----------- ----------- -----------

Other income (expense):
  Interest income                      155         163         458         422
  Interest expensed                 (7,340)     (7,611)    (22,272)    (21,881)
  Miscellaneous                      9,906         402      10,506       1,007
                                  --------- ----------- ----------- -----------
                                    20,928      29,020      61,716      92,068

Provision for taxes on income:
  Current                            4,519       5,773      13,084      20,716
  Deferred                           2,485       4,335       9,134      13,350
                                  --------- ----------- ----------- -----------
                                     7,004      10,108      22,218      34,066
                                  --------- ----------- ----------- -----------
Net income                         $13,924     $18,912     $39,498     $58,002
                                  ========= =========== =========== ===========
Dollars per share:
  Net income                         $0.27       $0.37       $0.76       $1.12
  Dividends                          $0.15       $0.14       $0.45       $0.41

Average shares outstanding in the
 hands of the public (000 omitted)  51,727      51,780      51,738      51,795

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
- ------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income                         $13,924     $18,912     $39,498     $58,002
Charges to income not
 requiring cash -
  Depreciation                      18,822      16,758      55,356      49,202
  Depletion and amortization         1,428       3,818       3,489       9,356
  Deferred taxes - net               2,485       4,335       9,134      13,350
  (Gain) loss on disposition of
    capital assets                   4,390        (131)      6,054         886

Change in:
  Accounts and notes receivable      4,513      (1,598)     29,816      (5,102)
  Inventories                          697      (2,738)       (675)     (9,452)
  Other                               (726)     (2,196)       (608)     (4,438)
  Other noncurrent assets             (384)     (4,939)     (3,614)     (5,792)
  Accounts, payrolls and other
    taxes payable                   (1,397)      2,628     (16,128)      5,572
  Federal income taxes payable         764      (1,375)     (1,317)     (2,742)
  Other noncurrent liabilities         542         587       1,689       1,762
                                  --------- ----------- ----------- -----------
Cash provided by operations         45,058      34,061     122,694     110,604
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to: Plant and equipment  (25,708)    (38,403)    (86,760)    (95,493)
             Timber and timberland    (427)       (568)     (2,196)    (34,102)
Proceeds from sale of
  capital assets                       481         311         809         906
                                  --------- ----------- ----------- -----------
Cash used for investing            (25,654)    (38,660)    (88,147)   (128,689)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                     (18,119)     19,882      (5,119)     20,882
Short-term borrowings               11,000      (9,000)      5,000      30,000
Payable to bank resulting from
  checks in transit                 (3,560)        193      (7,215)     (5,739)
Accounts payable for construction     (716)      1,023      (3,424)     (4,904)
Cash dividends                      (7,759)     (7,249)    (23,282)    (21,236)
Purchase of common stock              (250)       (250)       (507)       (918)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                         (19,404)      4,599     (34,547)     18,085
                                  --------- ----------- ----------- -----------

Change in cash position                --          --          --          --
Cash position, beginning of period     --          --          --          --
                                  --------- ----------- ----------- -----------
Cash position, end of period        $  --     $    --     $    --     $    --
                                  ========= =========== =========== ===========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount
  capitalized)                      $9,648      $9,519     $24,388     $23,081
Income taxes                         3,881       8,030      14,526      24,445


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
- ----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1996        1995        1996        1995
                                  --------- ----------- ----------- -----------
Common stock:
 Balance at beginning of period    $77,603     $77,685     $77,627     $77,745
 Ascribed value of stock purchased     (22)        (22)        (46)        (82)
                                  --------- ----------- ----------- -----------
 Balance at end of period          $77,581     $77,663     $77,581     $77,663
                                  ========= =========== =========== ===========

Additional paid-in capital:
 Balance at beginning of period     $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
 Balance at end of period           $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
 Balance at beginning of period   $376,784    $347,697    $366,966    $323,202
 Net income                         13,924      18,912      39,498      58,002
 Cash dividends on common stock     (7,759)     (7,249)    (23,282)    (21,236)
 Purchases of common stock            (228)       (228)       (461)       (836)
                                  --------- ----------- ----------- -----------
 Balance at end of period         $382,721    $359,132    $382,721    $359,132
                                  ========= =========== =========== ===========

Dividends paid per share             $0.15       $0.14       $0.45       $0.41
                                  ========= =========== =========== ===========

Common shares:
 Balance at beginning of period     51,736      51,790      51,751      51,830
 Purchases                             (15)        (15)        (30)        (55)
                                  --------- ----------- ----------- -----------
 Balance at end of period           51,721      51,775      51,721      51,775
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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.


                        Consolidated Statement of Incone
                        --------------------------------
                Three and Nine Months Ended July 31, 1996 compared with
                -------------------------------------------------------
                      Three and Nine Months Ended July 31, 1995
                      -----------------------------------------

Net income decreased 26% and 32% for the third quarter and year-to-date 1996 as compared with like periods in 1995. Operating results in all segments of the business, particularly the manufacturing segments, declined from year-ago levels.

Timber
- ------
Operating profits decreased 12% in the third quarter 1996 as compared with the third quarter 1995 due to a 12% reduction in average log prices. For the year-to-date period, operating profits and average price decreased 10% and 7%, respectively. Volume sold increased 5% for the third quarter, but decreased 1% for the year-to-date period as compared with year-ago levels.

Although domestic and export markets remain at good levels, modest price deterioration occurred during the third quarter. Currently both markets are showing signs of improvement.

Paper and Paperboard
- --------------------
The third quarter 1996 operating loss was the result of a 26% reduction in tonnage sold and an 11% and 41% decrease in average price for paper and paperboard, respectively. Year-to-date operating results declined 94% due to a 38% reduction in tonnage sold and a 23% decrease in paperboard price.

Wood chip and OCC (old corrugated containers) costs decreased 16% and 54% in the third quarter 1996 as compared with the third quarter 1995. During the quarter a 10-day shutdown was taken to improve the balance between incoming orders and paper machine production. Extensive planned maintenance and repair work was completed during the shutdown. The mill ran at 82% of capacity during the third quarter 1996.

During the quarter, No. 14 recovery furnace was retired from service and the undepreciated cost of $3,475,000 was written off.

Demand for linerboard has been soft, particularly in the export market, resulting in price attrition. Paper markets have been slow.

Converted Products
- ------------------
Sales declined 13% and 2% for the third quarter 1996 and year-to-date 1996 as compared with like periods in 1995. The third quarter operating loss resulted primarily from a 7% reduction in average price and volume sold. Year-to-date operating results were adversely affected by the increased cost of containerboard used to manufacture boxes.

During the quarter demand was adequate and pricing deteriorated, particularly for commodity products. Markets are expected to remain competitive.
Progress continues to be made in marketing specialty products.

Other
- -----
Interest expensed declined modestly during the quarter due to lower rates. Year-to-date interest expensed increased due to a higher level of borrowing during the 1996 period as compared with the 1995 period.

During the quarter an electrical power sales agreement was terminated. As consideration for the termination of the contract, the company is receiving $9,470,000, which has been recorded as miscellaneous income.

Income Taxes
- ------------
Taxes on income are approximately 36% and 37% of pretax income for fiscal 1996 and 1995, respectively.



                                       Three Months            Nine Months
                                      Ended July 31           Ended July 31
                                                    %                      %
Other Data                          1996     1995 Change    1996    1995 Change
- ----------                        ----------------------  ---------------------
Sales
 Logs, thousands of board feet     65,000   62,000  + 5   183,000  184,000  - 1
 Lumber, thousands of board feet    9,000   10,000  -10    22,000   24,000  - 8
 Paper, tons                       53,000   71,000  -25   142,000  189,000  -25
 Paperboard, tons                  40,000   54,000  -26    84,000  175,000  -52
 Converted products, tons         129,000  138,000  - 7   395,000  417,000  - 5
 Logs, $/thousand board feet      $   662  $   752  -12   $   714  $   768  - 7
 Lumber, $/thousand board feet        357      305  +17       324      315  + 3
 Paper, $/ton FOB mill equivalent     643      726  -11       675      682  - 1
 Paperboard, $/ton FOB mill equiv.    325      549  -41       373      483  -23
 Converted products, $/ton            785      845  - 7       830      801  + 4



                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were financed primarily from internally generated funds. The company has embarked on major programs of installing improved or specialized equipment in its mill and box plants to make more specialized products as a means to improve margins. The backlog of approved projects is $125 million. Adequate financing is available as needed. During the quarter, the company purchased 14,665 shares of its common stock. Cash dividends of $0.15 per share were declared and paid in the third quarter in the aggregate of $7,759,000.

                           PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS.

         Nothing to report.



Item 2.  CHANGES IN SECURITIES.

         Nothing to report.



Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.



Item 4.  SUBMISSIION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date     8-27-96                  \s\ L. J. Holbrook
    -----------------------    ------------------------------------------------
                               L. J. Holbrook, Senior Vice President-Finance,
                                   Secretary and Treasurer




Date     8-27-96                  \s\ A. G. Higgens
    -----------------------    ------------------------------------------------
                               A. G. Higgens, Assistant Treasurer