Form 10-K405
period 1996-10-31
LONGVIEW FIBRE CO
filed 1997-01-29
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1996    Commission File No.    0-1370

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

Market value per share $18.375 as of December 31, 1996      Total $853,684,584

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1996.           51,698,912  shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 16, 1996.
   PART IV - Current Report on Form 8-K dated December 6, 1996.

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

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    (i-x) Principal Products, Markets and Methods of Distribution

          TIMBER - The company owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export markets. The majority of domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our tree farms. The company exports logs principally to Japan through sales to U.S. exporters or directly to foreign importers. The company does not believe that the loss of one customer or group of customers would have a material effect on the company.

          Environmental overregulation continues to plague our tree farm operations. The company estimates that the loss does not exceed 10% of realizable value.

          At October 31, 1996, the company owned in fee 556,419 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species.

          The company owns and operates a sawmill in Leavenworth, Washington. Having an efficient small log sawmill in this region results in improved log realization on the Chelan tree farm. Residual wood chips are used at the company's pulp and paper mill in Longview, Washington.

          PAPER AND PAPERBOARD - The company's pulp and paper mill in Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.

          Sales of paper are made primarily in the domestic market with some grades of paper sold in the export market. Containerboard is sold in the export market and in the Pacific Coast states. The loss of a single customer, or a few customers, would not have a material effect on the company. Products are sold by the company's sales force working out of San Francisco and Los Angeles, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia or through paper merchants.

          The mill's raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others.

          Chip costs have declined to levels that are reasonably comparable to those in the South which helps to restore this region's competitive position. It is anticipated that the chip cost level will remain competitive as both export and domestic demand have moderated and supply has been enhanced by greater recovery of woods wastes and going further for sawmill wastes. Increased use of recycled containers lowers fiber costs and enhances supply.

          An arrangement has been made to purchase pressed bleached pulp (which has not been dried) from a nearby mill which has excess capacity. The company believes that this will restore its competitive position in bleached grades. The company can continue if necessary to make some hydrogen peroxide bleached pulp which is suitable for some colored grades.

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

          The company continues to emphasize quality, service, continuity and design of products to meet customers needs. The company believes it is in an acceptable competitive posture as to its primary products.

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

          Corrugated and solid fibre boxes are sold by the company's offices located at Longview, Seattle and Yakima, Washington; Portland, Oregon; San Francisco, Los Angeles and Oakland, California; Twin Falls, Idaho; Spanish Fork and Cedar City, Utah; Milwaukee, Wisconsin; Rockford, Illinois; Cedar Rapids, Iowa; Minneapolis, Minnesota; Atlanta, Georgia; Amsterdam, New York; and Springfield, Massachusetts. The loss of a single customer, or a few customers, would not have a material effect on the business of the company.

          The company is well along in major modernization of its box plants, which are now some of the best equipped in the United States. Modernization will continue at a slower pace.

          The company believes it competes on even terms in highly competitive markets avoiding large accounts which have reached excessive loss levels.

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.

                                     1996     1995    1994
          Paper and Paperboard        24%      31%     28%
          Timber                      23%      21%     25%
          Converted Products          53%      48%     47%

          No material portion of the business of the company is seasonal.

          The practice of the company and the industry does not require an abnormal amount of working capital.

     (xi) The amount spent on research and development is completed by reference to Note 4 of Item 8 of this Form 10-K.

    (xii) This item is completed by reference to Item 7 of this Form 10-K.

   (xiii) The company has approximately 3,900 employees.

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

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1996, the company owned in fee 556,419 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever purchasable at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. No large inventory of mature trees is maintained.

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 82% during fiscal 1996.

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

ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various proceedings relating to the cleanup of hazardous waste under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on the company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    81  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    68  (2) Executive Vice President              (1960)

R. J. Parker        48  (3) Senior Vice President-Production      (1994)

D. L. Bowden        61  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      41  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       65  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        65  (7) Vice President-Industrial Relations
                        and General Counsel                       (1986)

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

(3)     R. J. Parker

        From 1994  Senior Vice President-Production
        1993-1994  Vice President and Assistant to the President
        1992-1993  Pulp Mill Superintendent
        1985-1992  Assistant Pulp Mill Superintendent

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

        From 1986  Senior Vice President Paper Sales
        1981-1986  Vice President Paper Sales
        1968-1981  Manager Paper Sales

(7)     R. B. Arkell

        From 1979  Vice President Industrial Relations and General Counsel


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1996   	       1995
            Quarter   High     Low	  High     Low
            1st     $18.38  $14.63	$17.25  $14.88
            2nd      18.13   15.75	 18.00   15.50
            3rd      18.25   14.13	 19.63   15.63
            4th      17.63   14.88	 19.00   13.25

The company estimated it had approximately 13,000 shareholders on December 9, 1996.

Dividends per share paid in fiscal 1996, 1995 and 1994:

                         1996      1995       1994
            January     $0.15     $0.13      $0.13
            April        0.15      0.14       0.13
            July         0.15      0.14       0.13
            October      0.19      0.19       0.13
                        $0.64     $0.60      $0.52

The Directors declared a regular dividend of $0.16 per share which was paid on January 10, 1997, to shareholders of record on December 24, 1996.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 6 of Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)           1996       1995       1994     1993      1992
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . . . . $  822,722 $  985,515 $  790,874 $689,551  $690,998
  Timber. . . . . . . . . . . . . . . . . .    186,405    207,735    197,978  166,822   114,944
  Paper and paperboard. . . . . . . . . . .    199,827    308,356    223,920  189,787   234,119
  Converted products. . . . . . . . . . . .    436,490    469,424    368,976  332,942   341,935
Cost of products sold, including
  outward freight . . . . . . . . . . . . .    657,737    778,032    659,309  554,984   571,453
Gross profit. . . . . . . . . . . . . . . .    164,985    207,483    131,565  134,567   119,545
Selling, administrative and general
  expenses. . . . . . . . . . . . . . . . .     60,199     59,709     54,769   49,994    48,971
Operating profit. . . . . . . . . . . . . .    104,786    147,774     76,796   84,573    70,574
  Timber. . . . . . . . . . . . . . . . . .    104,449    121,738    111,907  101,471    61,006
  Paper and paperboard. . . . . . . . . . .      4,300      7,442    (15,703)  (2,181)   14,398
  Converted products. . . . . . . . . . . .     (3,963)    18,594    (19,408) (14,717)   (4,830)
Interest expensed . . . . . . . . . . . . .    (29,506)   (29,447)   (24,384) (22,772)  (24,356)
Other income. . . . . . . . . . . . . . . .     11,584      1,912      1,902    1,287     1,169
Income before income taxes. . . . . . . . .     86,864    120,239     54,314   63,088    47,387
Provision for income taxes. . . . . . . . .     30,500     44,200     20,900   22,800    15,300
Net income. . . . . . . . . . . . . . . . .     56,364     76,039     33,414   40,288    32,087

PER SHARE
Net income. . . . . . . . . . . . . . . . . $     1.09 $     1.47 $     0.64 $   0.78  $   0.62
Dividends . . . . . . . . . . . . . . . . .       0.64       0.60       0.52     0.52      0.52
Earnings reinvested in the business . . . .       0.45       0.87       0.12     0.26      0.10
Shareholders' equity at year-end. . . . . .       9.10       8.65       7.80     7.69      7.39
Average shares outstanding (thousands). . .     51,731     51,787     51,861   51,785    51,688
Shares outstanding at year-end (thousands).     51,706     51,751     51,830   51,882    51,685

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . . . . $1,197,280 $1,153,823 $1,022,049 $944,373  $950,768
Working capital . . . . . . . . . . . . . .     50,974     42,559     35,761   34,308    30,119
Capital assets. . . . . . . . . . . . . . .    951,137    906,586    815,509  767,130   777,655
Deferred taxes - net. . . . . . . . . . . .   (135,106)  (119,205)  (103,234) (97,693)  (83,266)
Long-term debt. . . . . . . . . . . . . . .    426,255    409,374    366,492  327,486   362,400
Shareholders' equity. . . . . . . . . . . .    470,412    447,899    404,253  398,795   382,117

OTHER DATA
Sales:  Logs, thousands of board feet . . .    243,000    262,000    250,000  212,000   232,000
        Lumber, thousands of board feet . .     33,000     32,000     36,000   25,000    11,000
        Paper, tons . . . . . . . . . . . .    207,000    259,000    236,000  226,000   253,000
        Paperboard, tons. . . . . . . . . .    129,000    212,000    181,000   96,000   174,000
        Converted products, tons. . . . . .    542,000    572,000    549,000  506,000   525,000
        Logs, $/thousand board feet . . . . $      719 $      753 $      743 $    745  $    486
        Lumber, $/thousand board feet . . .        367        313        352      347       208
        Paper, $/ton FOB mill equivalent. .        664        698        592      608       607
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . . . .        356        489        336      311       320
        Converted products, $/ton . . . . .        805        821        672      658       651
Primary production, tons. . . . . . . . . .    905,000  1,058,000    968,000  822,000   894,000
Employees . . . . . . . . . . . . . . . . .      3,900      3,800      3,750    3,500     3,450
Funds:  Used for plant and equipment. . . . $  127,558 $  138,613 $   81,544 $ 53,256  $ 66,744
        Used for timber and timberlands . .      3,822     35,046     43,494    4,700     7,579

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1996 vs. 1995

1996 was another difficult year as earnings decreased 26%.

Timber profits declined from $121,738,000 to $104,449,000 in fiscal 1996 primarily because prices for logs were 5% lower and volume was down 7%. Domestic log prices were adversely affected by reduced residual chip prices in early 1996, but there has been some recovery of domestic log prices with an improving lumber market. Export log prices have remained fairly stable at a high level throughout 1996 due to reduced overall supply of exportable quality logs.

The company operates its 556,419 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farm to be between five and eight times book value.

Environmental overregulation continues to reduce return on our tree farm operations. We estimate that the loss does not exceed 10% of realizable value.

Operating results for paper and paperboard declined from $7,442,000 to $4,300,000. Reduced end usage coupled with expanded industry capacity resulted in lower prices and capacity utilization, offset in part by lower raw material costs. Volume sold decreased 29% and average price decreased 5% and 27% for paper and paperboard, respectively.

Wood chip costs were about 11% lower than the prior fiscal year. Current costs have declined to levels that are reasonably comparable to those in the South which helps restore this region's competitive position. It is anticipated that the chip cost level will remain competitive as both export and domestic demand have moderated and supply has been enhanced by greater recovery of woods wastes and going further distances for sawmill wastes. Increased use of recycled containers lowers fiber costs and enhances supply.

An arrangement has been made to purchase pressed bleached pulp (which has not been dried) from a nearby mill which has excess capacity. We believe that this will restore our competitive position in bleached grades. We can continue if necessary to make some hydrogen peroxide bleached pulp which is suitable for some colored grades.

Old corrugated container prices remain quite low. It is expected that as more recycled mills come on-line, these prices will tend to increase.

Mill operation was at about 82% of capacity. Because of weak markets, the paper mill operated for much of the year with reduced crews and shorter hours on several machines, displacing a substantial number of machine hands. Rather than lay these employees off, the company elected to utilize them primarily as temporary helpers in the mechanical department. This permitted catch-up in maintenance and installation work and was good for morale. Labor costs remain high.

Converting results declined from $18,594,000 to $(3,963,000) due to a 5% reduction in tonnage sold and an average price decrease of 2% and increased costs.

Price stability, which should be possible for our manufactured products, has not been achieved. If demand improves somewhat, compensatory product prices may again become achievable.

In the face of unwarranted (and often short term) price cutting by incautious competitors, the company continues to stress quality, service, and specialized capabilities and makes every effort to achieve compensatory prices. We believe that, for the long term, money losing suppliers are not going to render optimum performance for their customers, and we are determined to provide optimum service.

The current popularity of "just in time" procurement programs has led some customers to make unreasonable demands for instant shipments. These create substantial increases in our manufacturing costs which in the long term must be paid by our customers. It is in their best interests to do a good job of anticipating needs in a timely manner and only request extraordinary service for a small number of bona fide emergencies.

Due to deregulation, power sales markets for firm power have decreased. Our customer has bought its way out of our contract and our cogeneration is currently all being used internally. It still makes a modest contribution to reduced cost, but this is less than the prior contribution when part was sold.

Selling, administrative and general expenses were 7% of sales in fiscal 1996 and 6% of sales in 1995. Higher total borrowing partially offset by lower interest rates resulted in an increase in interest expensed from $29,447,000 to $29,506,000.

The current market for the company's manufactured products is weak but seems to have bottomed out. It will take a while for the excess capacity in our sector of the paper industry to be absorbed, but we believe this will occur. The company will pursue a cautious policy as to pricing in an attempt to maintain a reasonable load factor without selling at unreasonably low prices. Log markets are expected to remain strong. Fiber costs should remain at reasonable levels.

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

The shutdown of our bleach plant in fiscal 1994 has turned out to be unfortunate. Prices of bleached market pulp has more than doubled, which has caused a reduction in the amount of bleached product we can sell profitably. We have started making a semi-bleached pulp utilizing hydrogen peroxide. This product can be substituted for full bleached in some grades. It appears that it may become possible to equip to extend hydrogen peroxide bleaching to brighter grades. If this can be accomplished, we might be freed from the purchase of market pulp and would have a totally chlorine-free product.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations held steady in fiscal 1996 compared with fiscal 1995 despite lower earnings.

Working capital was $50,974,000 at October 31, 1996 compared to $42,559,000 at October 31, 1995.

Long-term debt, current installments of long-term debt and short-term borrowings increased by $18,881,000 in fiscal 1996 due to capital spending.

At October 31, 1996, the company had bank lines of credit totaling $328,000,000. Of this amount, $186,000,000 was under a credit agreement with a group of banks expiring February 28, 1998, with renewal provisions beyond that date. The company had outstanding $160,000,000 of notes payable under this agreement at October 31, 1996. Also available were $142,000,000 of bank credit lines for additional borrowing needs. At October 31, 1996, the company had an outstanding balance of $101,000,000 under these credit lines. The unused portion of all bank lines of credit was $67,000,000 as of October 31, 1996, which is adequate for anticipated future needs.

Also outstanding at October 31, 1996 were senior notes of $208,000,000 and revenue bonds of $28,900,000. For further details regarding borrowing, see Notes 5 and 6 of Item 8 of this Form 10-K.

Expenditures for fiscal 1996 were $127,558,000 for plant and equipment and $3,822,000 for timberlands. Expenditures for fiscal 1995 for plant and equipment were $138,613,000 and for timberland $35,046,000. The backlog of approved capital projects as of October 31, 1996 was $103,000,000.

The company is well along in major modernization of its box plants, which are now some of the best equipped in the United States. Modernization will continue at a slower pace.

Paper products that were satisfactory in the past are becoming increasingly obsolete as converting machinery speeds up and printing gets more elaborate. Hence, major paper mill projects are now being undertaken which will improve quality and capability to make diverse grades, reduce costs and modestly increase capacity. This is expected to be a heavy program for the next few years. In January 1997, we will start a two-month rebuild of No. 11 Machine to make extensible bag papers.

Capital expenditures for plant and equipment are expected to average $120,000,000 per year. Purchase of timberlands will depend on offerings, price levels and competition. These expenditures will be financed principally from internally generated funds supplemented, if necessary, by modest additional borrowing (see Notes 5 and 6 of Item 8 of this Form 10-K).

During fiscal 1996, the company purchased 45,455 shares of its stock for an average price of $16.37 per share. During fiscal 1995, the company purchased 79,265 shares for an average price of $16.68 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1996 is 21,374,623 shares for $96,572,425 at an average cost of $4.52 per share. Stock purchases increase interest costs and thus reduce corporate earnings. In most years when earnings are good, they increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $.64 and $.60 per share were paid in fiscal 1996 and 1995, respectively. Shareholders' equity increased $22,513,000 in fiscal 1996, as compared with an increase of $43,646,000 in fiscal 1995.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  14
Consolidated Statement of Income for the
   three years ended October 31, 1996 . . . . . . . . . . . . . . .  15
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 1996. . . . . . . .  15
Consolidated Balance Sheet at October 31,
   1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . .  16
Consolidated Statement of Cash Flows for
   the three years ended October 31, 1996 . . . . . . . . . . . . .  17
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  18

Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ Price Waterhouse LLP
Price Waterhouse LLP

Portland, Oregon
December 9, 1996

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        1996       1995      1994
NET SALES. . . . . . . . . . . . . . . . . . .  $822,722   $985,515  $790,874
      Timber . . . . . . . . . . . . . . . . .   186,405    207,735   197,978
      Paper and paperboard . . . . . . . . . .   199,827    308,356   223,920
      Converted products . . . . . . . . . . .   436,490    469,424   368,976
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   657,737    778,032   659,309
GROSS PROFIT . . . . . . . . . . . . . . . . .   164,985    207,483   131,565
Selling, administrative and general expenses .    60,199     59,709    54,769
OPERATING PROFIT . . . . . . . . . . . . . . .   104,786    147,774    76,796
      Timber . . . . . . . . . . . . . . . . .   104,449    121,738   111,907
      Paper and paperboard . . . . . . . . . .     4,300      7,442   (15,703)
      Converted products . . . . . . . . . . .    (3,963)    18,594   (19,408)
Interest income. . . . . . . . . . . . . . . .       611        594       539
Interest expensed. . . . . . . . . . . . . . .   (29,506)   (29,447)  (24,384)
Miscellaneous. . . . . . . . . . . . . . . . .    10,973      1,318     1,363
INCOME BEFORE INCOME TAXES . . . . . . . . . .    86,864    120,239    54,314
PROVISION FOR TAXES ON INCOME (see Note 10)
Current. . . . . . . . . . . . . . . . . . . .    14,861     29,049    15,748
Deferred . . . . . . . . . . . . . . . . . . .    15,639     15,151     5,152
                                                  30,500     44,200    20,900

NET INCOME . . . . . . . . . . . . . . . . . .  $ 56,364   $ 76,039  $ 33,414
      Per share. . . . . . . . . . . . . . . .  $   1.09   $   1.47  $   0.64


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1996       1995      1994
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,627   $ 77,745  $ 77,823
      Ascribed value of stock purchased. . . .       (69)      (118)      (78)
      Balance at end of year . . . . . . . . .  $ 77,558   $ 77,627  $ 77,745
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $366,966   $323,202  $317,666
      Net income . . . . . . . . . . . . . . .    56,364     76,039    33,414
      Less cash dividends on common stock
        ($0.64, $0.60, $0.52 per share,
         respectively) . . . . . . . . . . . .   (33,107)   (31,070)  (26,968)
      Less purchases of common stock . . . . .      (675)    (1,205)     (910)
      Balance at end of year . . . . . . . . .  $389,548   $366,966  $323,202
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,751     51,830    51,882
      Purchases. . . . . . . . . . . . . . . .       (45)       (79)      (52)
      Balance at end of year . . . . . . . . .    51,706     51,751    51,830

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1996       1995       1994
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $   99,147 $  118,164 $  101,190
  Allowance for doubtful accounts. . . . . .       1,100      1,100      1,000
Inventories (see Note 2) . . . . . . . . . .      93,718     82,534     67,305
Other. . . . . . . . . . . . . . . . . . . .      11,923      9,372      7,597
            Total current assets . . . . . .     203,688    208,970    175,092
Capital assets:
Buildings, machinery and equipment at cost .   1,456,432  1,355,740  1,230,784
  Accumulated depreciation . . . . . . . . .     710,946    655,822    599,342
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .     745,486    699,918    631,442
Plant sites at cost. . . . . . . . . . . . .       2,909      2,834      2,423
                                                 748,395    702,752    633,865
Timber at cost less depletion. . . . . . . .     177,683    178,494    158,659
Roads at cost less amortization. . . . . . .       8,956      9,291      9,415
Timberland at cost . . . . . . . . . . . . .      16,103     16,049     13,570
                                                 202,742    203,834    181,644
            Total capital assets . . . . . .     951,137    906,586    815,509
Other assets . . . . . . . . . . . . . . . .      42,455     38,267     31,448
                                              $1,197,280 $1,153,823 $1,022,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $   13,031 $   10,272 $   12,505
Accounts payable . . . . . . . . . . . . . .      44,533     60,730     52,361
Short-term borrowings (see Note 5) . . . . .      38,000     36,000      1,000
Payrolls payable . . . . . . . . . . . . . .      11,125     10,703      9,862
Federal income taxes payable . . . . . . . .           -      2,475      2,929
Other taxes payable. . . . . . . . . . . . .      11,906     12,112     14,680
Current installments of long-term debt . . .      34,119     34,119     45,994
            Total current liabilities  . . .     152,714    166,411    139,331
Long-term debt (see Note 6). . . . . . . . .     426,255    409,374    366,492
Deferred taxes - net (see Note 10) . . . . .     135,106    119,205    103,234
Other liabilities. . . . . . . . . . . . . .      12,793     10,934      8,739
Commitments (see Note 13). . . . . . . . . .         -          -            -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares         -          -            -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,705,577, 51,751,032 and 51,830,297
 shares, respectively (see Note 12). . . . .      77,558     77,627     77,745
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     389,548    366,966    323,202
            Total shareholders' equity . . .     470,412    447,899    404,253
                                              $1,197,280 $1,153,823 $1,022,049

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        1996      1995      1994
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $ 56,364  $ 76,039  $ 33,414
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     74,709    66,719    62,144
   Depletion and amortization  . . . . . . .      4,745    12,684    10,546
   Deferred taxes - net  . . . . . . . . . .     15,901    15,971     5,541
   Loss on disposition of capital assets . .      5,762     1,428     2,679

Change in:
   Accounts and notes receivable - net . . .     19,017   (16,874)  (18,627)
   Inventories . . . . . . . . . . . . . . .    (11,184)  (15,229)   (7,631)
   Other . . . . . . . . . . . . . . . . . .     (2,551)   (1,775)     (516)
   Other noncurrent assets . . . . . . . . .     (4,188)   (6,819)   (2,523)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .    (16,109)    7,886     7,075
   Federal income taxes payable. . . . . . .     (2,475)     (454)    1,427
   Other noncurrent liabilities. . . . . . .      1,859     2,195     2,350
Cash provided by operations. . . . . . . . .    141,850   141,771    95,879

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .   (127,558) (138,613)  (81,544)
               Timber and timberlands. . . .     (3,822)  (35,046)  (43,494)
Proceeds from sale of capital assets . . . .      1,613     1,751     1,290
Cash used for investing. . . . . . . . . . .   (129,767) (171,908) (123,748)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .     51,000    77,000    85,000
Reduction in long-term debt. . . . . . . . .    (34,119)  (45,993)  (19,943)
Short-term borrowings. . . . . . . . . . . .      2,000    35,000   (19,000)
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .      2,759    (2,233)    4,142
Accounts payable for construction. . . . . .        128    (1,244)    5,626
Cash dividends . . . . . . . . . . . . . . .    (33,107)  (31,070)  (26,968)
Purchase of common stock . . . . . . . . . .       (744)   (1,323)     (988)
Cash provided by (used for) financing. . . .    (12,083)   30,137    27,869

Change in cash position. . . . . . . . . . .        -         -         -
Cash position, beginning of year . . . . . .        -         -         -
Cash position, end of year . . . . . . . . .   $    -    $    -    $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 30,023  $ 28,718  $ 23,912
 Capitalized interest  . . . . . . . . . . .      3,230     3,442     1,486
 Income taxes  . . . . . . . . . . . . . . .     19,625    30,109    14,500

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

EARNINGS PER SHARE
Net income per common share is computed on the basis of weighted average shares outstanding of 51,731,407, 51,786,698, and 51,861,365 for 1996, 1995
and 1994, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

REVENUE RECOGNITION
The company generally recognizes revenues when goods are shipped.

MISCELLANEOUS INCOME
In fiscal 1996, $9,470,000 was recorded as miscellaneous income as consideration for the termination of an electrical power sales agreement.

NOTE 2 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           1996       1995         1994
Finished goods  . . . . . . . .   $ 39,962    $ 38,973    $ 33,254
Goods in process. . . . . . . .     33,632      39,905      25,332
Raw materials and supplies. . .     22,505      35,350      17,516
Supplies (at average cost). . .     45,236      38,707      36,908
                                   141,335     152,935     113,010
LIFO Reserve. . . . . . . . . .    (47,617)    (70,401)    (45,705)
                                  $ 93,718    $ 82,534    $ 67,305


NOTE 3 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1996        1995        1994
Buildings - net . . . . . . . .   $ 61,914    $ 54,115    $ 46,963
Machinery and equipment - net .    683,572     645,803     584,479
                                  $745,486    $699,918    $631,442


NOTE 4 - SUPPLEMENTAL EXPENSE INFORMATION:

(thousands)                                1996       1995       1994
Maintenance & repairs. . . . . . . .    $83,440    $78,557    $68,795
Taxes, other than income taxes:
      Payroll. . . . . . . . . . . .     12,279     11,873     10,949
      Property . . . . . . . . . . .      9,858      9,392     10,114
      Sales and use. . . . . . . . .      3,423      4,227      3,866
      Other. . . . . . . . . . . . .      8,050     10,650     10,706
Research and development . . . . . .        660        570        471

NOTE 5 - SHORT-TERM BORROWINGS:
At October 31, 1996, the company had bank lines of credit totaling $328 million. Of this amount, $186 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Euro Dollar Rate plus 0.325% or the bank's prime rate, whichever the company selects. Also, the company can request a "Competitive Bid" specifying dollar amounts and loan duration. The various banks may then bid, specifying rates and amounts, which the company may accept or reject.
The credit agreement contains certain financial covenants and provides for a 0.175% facility fee. This agreement has an expiration date of February 28, 1998 with renewal provisions beyond that date. At October 31, 1996, the company had loans of $160 million under the credit agreement.

Also available was a bank credit agreement providing committed lines of credit totaling $55 million. The agreement provides for a nominal commitment fee and expires November 1, 1998 with renewal provisions beyond that date. At October 31, 1996 the company had loans of $45 million under this credit agreement.

Other bank credit lines totaling $87 million were available for additional borrowing needs. Included in this amount were committed lines of credit of $20 million and $10 million both of which expire March 31, 1998. The other $57 million is uncommitted. At October 31, 1996, the company had an outstanding balance of $56 million under these credit lines.

Short-term borrowings of $223 million, $222 million and $205 million at October 31, 1996, 1995 and 1994, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1996        1995        1994
Notes payable October 31 . . . .   $261,000    $258,000    $206,000
Interest rate October 31 . . . .       5.9%        6.4%        5.6%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $253,893    $250,512    $196,547
Average* interest rate
 during year . . . . . . . . . .       6.1%        6.5%        4.6%
Maximum amount of notes
 payable at any month end. . . .   $274,000    $272,000    $213,000

*Computed by dividing interest incurred by average notes payable outstanding.


NOTE 6 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             1996        1995        1994
Senior notes due through 2004
 (6.17%-9.80%) - Note (a) . . . .   $208,000    $192,000    $177,875
Revenue bonds payable through
 2015 (floating rates, currently
 3.55%-3.85%) - Note (b) . . . . .    28,900      28,900      28,900
Other. . . . . . . . . . . . . .         474         593         711
Notes payable - banks -
 Note 5 above . . . . . . . . . .    223,000     222,000     205,000
                                     460,374     443,493     412,486
    Less current installments . .     34,119      34,119      45,994
Net long-term debt. . . . . . . .   $426,255    $409,374    $366,492

Scheduled maturities
        1998            $237,119
        1999              30,118
        2000              30,118
        2001              40,000
        2002-2015         88,900
                        $426,255

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio and restrictions on payments of dividends. Accordingly, at October 31, 1996, approximately $77 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1996, $28,900,000 was secured by liens on the equipment.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt exceeded the stated value by approximately $2 million and $7 million at October 31, 1996 and 1995, respectively. The difference between the fair value of the company's long-term debt and the stated value was not material at October 31, 1994.

NOTE 8 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 5.25% for 1996 and 8% and 5.25% for 1995 and 1994. The expected long-term rate of return on assets was 9%.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

(thousands)                               1996         1995         1994
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $155,770     $139,308     $132,175
   Vested and nonvested . . . . . .   $156,317     $140,608     $133,190
   Projected for service
     rendered . . . . . . . . . . .   $184,079     $165,042     $157,549
Plan assets at fair value,
 primarily listed stocks. . . . . .    311,548      269,785      237,109
Excess plan assets. . . . . . . . .    127,469      104,743       79,560
Items not recognized in earnings:
 Net (asset) at adoption of FAS 87.     (6,056)      (7,425)      (8,795)
 Unrecognized prior service cost. .     16,698       20,699       24,363
 Unrecognized net (gain) .  . . . .   (107,542)     (91,950)     (71,034)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 30,569     $ 26,067     $ 24,094

Net pension (income) includes
 the following:
   Service cost . . . . . . . . . .   $  4,557     $  4,220     $  4,334
   Interest cost. . . . . . . . . .     12,824       12,211       10,800
   Actual (return) on plan assets .    (51,069)     (41,199)      (8,920)
   Net amortization and deferral. .     29,186       22,795       (7,711)

Net pension (income). . . . . . . .   $ (4,502)    $ (1,973)    $ (1,497)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive during 1996, 1995 and 1994 was $1,199,000, $1,151,000 and
$916,000, respectively.

NOTE 9 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,271,000, $2,589,000, and $2,679,000 in 1996, 1995 and 1994, respectively.

The components of expense were as follows:

(thousands)                                    1996    1995    1994
Service cost . . . . . . . . . . . . . . .   $  545  $  717  $  850
Interest cost. . . . . . . . . . . . . . .    1,227   1,373   1,331
Amortization of transition obligation. . .      499     499     498
Net periodic postretirement benefit cost .   $2,271  $2,589  $2,679


The accumulated postretirement benefit obligation consists of the following:

(thousands)                                     1996      1995      1994
Retirees . . . . . . . . . . . . . . . . .  $ (2,954) $ (3,448) $ (2,658)
Fully eligible active plan participants. .    (3,817)   (3,836)   (3,898)
Other active plan participants . . . . . .   (10,494)  (11,519)  (11,833)
Total accumulated postretirement
  benefit obligation . . . . . . . . . . .   (17,265)  (18,803)  (18,389)
Unrecognized net(gain)loss . . . . . . . .    (3,440)     (606)      676
Unrecognized transition obligation . . . .     7,976     8,475     8,974
Accrued postretirement benefit cost. . . .  $(12,729) $(10,934) $ (8,739)


The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 13% for the indemnity plan and 7.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 1996 was calculated using a health care cost trend rate of 10% for the indemnity plan and 7.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% if reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $1,053,000 effect on the accumulated postretirement benefit obligation as of October 31, 1996 and a $149,000 effect on the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.5% at October 31, 1996 and 8% at October 31, 1995 and 1994.

NOTE 10 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                1996       1995       1994
Current:
  Federal. . . . . . . . . . . . . .    $13,452    $26,495    $14,553
  State. . . . . . . . . . . . . . .      1,409      2,554      1,195
                                         14,861     29,049     15,748
Deferred:
  Federal. . . . . . . . . . . . . .     15,348     14,405      4,647
  State. . . . . . . . . . . . . . .        291        746        505
                                         15,639     15,151      5,152
                                        $30,500    $44,200    $20,900

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1996       1995       1994
Expected federal income tax rate . .        35%        35%        35%
Foreign Sales Corporation. . . . . .         -         (1)         -
State income taxes less
  federal income tax benefit . . . .         1          2          2
Other. . . . . . . . . . . . . . . .        (1)         1          1
                                            35%        37%        38%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1996      1995      1994
Current:
  Non-deductible accruals. . . . . .      $ (6,153) $ (5,891) $ (5,071)

Non-current:
  Depreciation . . . . . . . . . . .      $139,951  $135,146  $128,371
  Employee Benefit Plans . . . . . .        11,219     9,648     8,917
  Alternative Minimum Tax. . . . . .       (10,042)  (20,547)  (26,844)
  Other. . . . . . . . . . . . . . .        (6,022)   (5,042)   (7,210)
  Non-current deferred tax . . . . .      $135,106  $119,205  $103,234

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

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia in 1996, 1995 and 1994 of $153,878,000, $229,984,000
and $161,622,000, respectively.  All sales are made in U. S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $306,101,000, $253,674,000 and $252,844,000 have been allocated to converted products at October 31, 1996, 1995 and 1994, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   1996       1995       1994
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  186,405 $  207,735   $197,978
Paper and paperboard . . . . . . . .       199,827    308,356    223,920
Converted products . . . . . . . . .       436,490    469,424    368,976
  Total. . . . . . . . . . . . . . .       822,722    985,515    790,874
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .       104,449    121,738    111,907
Paper and paperboard . . . . . . . .         4,300      7,442    (15,703)
Converted products . . . . . . . . .        (3,963)    18,594    (19,408)
Interest expensed and other. . . . .       (17,922)   (27,535)   (22,482)
  Income before income taxes . . . .        86,864    120,239     54,314
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       255,529    254,586    225,656
Paper and paperboard . . . . . . . .       279,383    313,778    304,819
Converted products . . . . . . . . .       662,368    585,459    491,574
  Total. . . . . . . . . . . . . . .     1,197,280  1,153,823  1,022,049
DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .         7,921     15,740     13,350
Paper and paperboard . . . . . . . .        20,201     22,964     21,767
Converted products . . . . . . . . .        51,332     40,699     37,573
  Total. . . . . . . . . . . . . . .        79,454     79,403     72,690
ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .         7,939     38,289     48,810
Paper and paperboard . . . . . . . .        29,552     26,721     19,890
Converted products . . . . . . . . .        93,889    108,649     56,338
  Total. . . . . . . . . . . . . . .    $  131,380 $  173,659  $ 125,038


NOTE 12 - SHAREHOLDER RIGHTS PLAN:
On December 6, 1996, the company's Board of Directors amended the Shareholder Rights Plan by lowering the ownership and tender offer thresholds triggering a distribution of the rights certificates under the rights agreement. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 1999, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $4.00 ($40 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $103 million, $93 million and $65 million at October 31, 1996, 1995 and 1994, respectively.


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1996
Net sales. . . . . . . . . .  $209,213  $199,716  $197,593  $216,200  $822,722
Gross profit . . . . . . . .    46,767    38,077    33,228    46,913   164,985
Net income . . . . . . . . .    15,539    10,035    13,924    16,866    56,364
Net income per share (1) . .      0.30      0.19      0.27      0.33      1.09

1995
Net sales. . . . . . . . . .  $227,519  $234,215  $253,363  $270,418  $985,515
Gross profit . . . . . . . .    48,051    57,697    51,436    50,299   207,483
Net income . . . . . . . . .    16,548    22,542    18,912    18,037    76,039
Net income per share (1) . .      0.32      0.43      0.37      0.35      1.47

1994
Net sales  . . . . . . . . .  $166,085  $189,183  $207,341  $228,265  $790,874
Gross profit . . . . . . . .    21,360    40,101    32,184    37,920   131,565
Net income . . . . . . . . .     1,778    13,986     7,491    10,159    33,414
Net income per share (1) . .      0.03      0.27      0.14      0.20      0.64

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

     (1)  Financial Statements:

          The 1996, 1995 and 1994 consolidated financial statements are included in Item 8 of this Form 10-K.

          The individual financial statements of the company have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1996.

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

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (c)

          3.2  Bylaws of Longview Fibre Company   (c)

          4.1  Commercial Paper Facility   (a)

          4.2  Rights Agreement   (b)

          4.3  First Amendment to Rights Agreement   (g)

          4.7 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2004 (6.17% - 9.80%)      $208,000,000

               Revenue Bonds payable through 2015 (floating rates,
               3.55% through 3.85% at October 31, 1996)           $ 28,900,000

               Other                                              $    474,000

         10.1  Form of Termination Protection Agreement   (e)(*)

         10.2  $170,000,000 Credit Agreement   (d)

         10.3  First Amendment to Credit Agreement   (d)

         10.4  Second Amendment to Credit Agreement  (e)

         10.5  Third Amendment to Credit Agreement   (e)

         10.6  Fourth Amendment to Credit Agreement  (f)

         10.7  Fifth Amendment to Credit Agreement

         23    Consent of Independent Accountants

         27    Financial Data Schedule

         99.1  Salary Savings Plan - Amendment No. 1   (e)

         99.2  Salary Savings Plan - Amendment No. 2   (e)

         99.3  Salary Savings Plan - Amendment No. 3   (e)

         99.4  Salary Savings Plan - Amendment No. 4   (f)

         99.5  Salary Savings Plan - Amendment No. 5   (f)

         99.6  Salary Savings Plan - Amendment No. 6   (f)

         99.7  Salary Savings Plan - Amendment No. 7   (f)

         99.8  Hourly Savings Plan - Amendment No. 1   (e)

         99.9  Hourly Savings Plan - Amendment No. 2   (e)

         99.10 Hourly Savings Plan - Amendment No. 3   (e)

         99.11 Hourly Savings Plan - Amendment No. 4   (f)

         99.12 Hourly Savings Plan - Amendment No. 5   (f)

         99.13 Branch Hourly Savings Plan - Amendment No. 1   (e)

         99.14 Branch Hourly Savings Plan - Amendment No. 2   (e)

         99.15 Branch Hourly Savings Plan - Amendment No. 3   (f)

         99.16 Branch Hourly Savings Plan - Amendment No. 4   (f)

         (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1988.
         (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
         (c) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         (d) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1993.
         (e) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
         (f) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1995
         (g) Incorporated by reference to company's Current Report on Form 8-K dated December 6, 1996.

         (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                                     1-28-97
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                   1-28-97
R. P. Wollenberg, Chief Executive Officer              Date
              and Director

\s\ L. J. Holbrook                                     1-28-97
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                                      1-28-97
A. G. Higgens, Chief Accounting Officer                Date

\s\ R. B. Arkell                                       1-28-97
R. B. Arkell, Director                                 Date

\s\ D. L. Bowden                                       1-28-97
D. L. Bowden, Director                                 Date

\s\ M. A. Dow                                          1-28-97
M. A. Dow, Director                                    Date

\s\ R. J. Parker                                       1-28-97
R. J. Parker, Director                                 Date

\s\ D. A. Wollenberg                                   1-28-97
D. A. Wollenberg, Director                             Date

\s\ R. H. Wollenberg                                   1-28-97
R. H. Wollenberg, Director                             Date