Form 10-Q
period 1997-01-31
LONGVIEW FIBRE CO
filed 1997-03-03
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   January 31, 1997        Commission file number   0-1370
                 ---------------------------                         ----------


                             Longview Fibre Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-0298760
-------------------------------------      ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
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


        51,697,912 Common Shares were outstanding as of January 31, 1997

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Jan. 31     Oct. 31     Jan. 31
                                                  1997        1996        1996
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $87,762     $99,147     $96,550
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market;
   costs are based on last-in, first-out method
   except for supplies at current averages
    Finished goods                              17,792      24,321      17,316
    Goods in process                            14,043      17,328      18,665
    Raw materials and supplies                  53,587      52,069      48,017
  Other                                         13,276      11,923      10,197
                                            ----------- ----------- -----------
         Total current assets                  185,360     203,688     189,645
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,489,100   1,456,432   1,380,890
    Accumulated depreciation                   729,766     710,946     673,306
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    759,334     745,486     707,584
  Plant sites at cost                            2,909       2,909       2,834
                                            ----------- ----------- -----------
                                               762,243     748,395     710,418

  Timber at cost less depletion                177,440     177,683     178,429
  Roads at cost less amortization                8,785       8,956       9,025
  Timberland at cost                            16,206      16,103      16,050
                                            ----------- ----------- -----------
                                               202,431     202,742     203,504
                                            ----------- ----------- -----------
         Total capital assets                  964,674     951,137     913,922
                                            ----------- ----------- -----------
OTHER ASSETS                                    44,805      42,455      39,667
                                            ----------- ----------- -----------
                                            $1,194,839  $1,197,280  $1,143,234
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $8,644     $13,031      $5,719
  Accounts payable                              41,822      44,533      40,249
  Short-term borrowings                         54,000      38,000      16,000
  Payrolls payable                              11,489      11,125      13,604
  Federal income taxes payable                      --          --       5,060
  Other taxes payable                           13,099      11,906      13,696
  Current installments of long-term debt        14,119      34,119      54,119
                                            ----------- ----------- -----------
         Total current liabilities             143,173     152,714     148,447
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 441,255     426,255     404,374
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           135,114     135,106     123,319
                                            ----------- ----------- -----------
OTHER LIABILITIES                               13,264      12,793      11,540
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,697,912; 51,705,577 and 51,743,647
   shares respectively                          77,547      77,558      77,615
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            381,180     389,548     374,633
                                            ----------- ----------- -----------
         Total shareholders' equity            462,033     470,412     455,554
                                            ----------- ----------- -----------
                                            $1,194,839  $1,197,280  $1,143,234
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------
                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1997        1996
                                                        ----------- -----------
Net sales:
  Timber                                                   $48,161     $46,133
  Paper and paperboard                                      37,115      45,189
  Converted products                                        96,935     117,891
                                                        ----------- -----------
                                                           182,211     209,213
                                                        ----------- -----------

Cost of products sold, including outward freight           159,694     162,446
                                                        ----------- -----------
Gross profit                                                22,517      46,767
                                                        ----------- -----------

Selling, administrative and general expenses                15,446      14,746
                                                        ----------- -----------

Operating profit:
  Timber                                                    28,690      27,627
  Paper and paperboard                                      (4,106)        737
  Converted products                                       (17,513)      3,657
                                                        ----------- -----------
                                                             7,071      32,021
                                                        ----------- -----------

Other income (expense):
  Interest income                                              146         153
  Interest expensed                                         (7,442)     (7,675)
  Miscellaneous                                                269         284
                                                        ----------- -----------
                                                                44      24,783

Provision for taxes on income:
  Current                                                        8       5,130
  Deferred                                                       8       4,114
                                                        ----------- -----------
                                                                16       9,244
                                                        ----------- -----------
Net income                                                     $28     $15,539
                                                        =========== ===========

Dollars per share:
  Net income                                                 $  --       $0.30
  Dividends                                                  $0.16       $0.15

Average shares outstanding in the hands
 of the public  (000 omitted)                               51,699      51,747

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------
                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1997        1996
                                                        ----------- -----------
Cash provided by (used for) operations:
Net income                                                     $28     $15,539
Charges to income not requiring cash -
  Depreciation                                              19,656      17,980
  Depletion and amortization                                 1,314         909
  Deferred taxes - net                                           8       4,114
  (Gain) loss on disposition of capital assets                 790         (61)

Change in:
  Accounts and notes receivable                             11,385      21,614
  Inventories                                                8,296      (1,464)
  Other                                                     (1,353)       (825)
  Other noncurrent assets                                   (2,350)     (1,400)
  Accounts, payrolls and other taxes payable                 2,314     (10,087)
  Federal income taxes payable                                  --       2,585
  Other noncurrent liabilities                                 471         606
                                                        ----------- -----------
Cash provided by operations                                 40,559      49,510
                                                        ----------- -----------
Cash provided by (used for) investing:
Additions to:  Plant and equipment                         (34,360)    (25,650)
               Timber and timberlands                       (1,021)       (594)
Proceeds from sale of capital assets                            84          80
                                                        ----------- -----------
Cash used for investing                                    (35,297)    (26,164)
                                                        ----------- -----------
Cash provided by (used for) financing:
Long-term debt                                              (5,000)     15,000
Short-term borrowings                                       16,000     (20,000)
Payable to bank resulting from checks in transit            (4,387)     (4,553)
Accounts payable for construction                           (3,468)     (5,909)
Cash dividends                                              (8,272)     (7,762)
Purchase of common stock                                      (135)       (122)
                                                        ----------- -----------
Cash used for financing                                     (5,262)    (23,346)
                                                        ----------- -----------
Change in cash position                                         --          --
Cash position, beginning of period                              --          --
                                                        ----------- -----------
Cash position, end of period                              $     --    $     --
                                                        =========== ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                        $8,723      $9,146
Income taxes                                                  (227)      2,256

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1997        1996
                                                        ----------- -----------
Common stock:
  Balance at beginning of period                           $77,558     $77,627
  Ascribed value of stock purchased                            (11)        (12)
                                                        ----------- -----------
  Balance at end of period                                 $77,547     $77,615
                                                        =========== ===========

Additional paid-in capital:
  Balance at beginning of period                            $3,306      $3,306
                                                        ----------- -----------
  Balance at end of period                                  $3,306      $3,306
                                                        =========== ===========

Retained earnings:
  Balance at beginning of period                          $389,548    $366,966
  Net income                                                    28      15,539
  Less cash dividends on common stock                       (8,272)     (7,762)
  Less purchases of common stock                              (124)       (110)
                                                        ----------- -----------
  Balance at end of period                                $381,180    $374,633
                                                        =========== ===========

Dividends paid per share                                     $0.16       $0.15
                                                        =========== ===========

Common shares:
  Balance at beginning of period                            51,706      51,751
  Purchases                                                     (8)         (7)
                                                        ----------- -----------
  Balance at end of period                                  51,698      51,744
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

                        Consolidated Statement of Income
                        --------------------------------
                Three Months Ended January 31, 1997 compared with
                -------------------------------------------------
                      Three Months Ended January 31, 1996
                      -----------------------------------

First quarter earnings decreased 100% compared with the first quarter 1996 and as compared with the fourth quarter 1996 due to operating losses in the manufacturing segments of the business.

Timber
------
First quarter operating profits improved 4% as compared with the first quarter 1996. Average prices for logs and lumber improved 7% and 83% respectively, while the combined volume sold declined 2%.

During the first quarter 1997, demand and prices in the export market were at very good levels. Export supply may exceed demand in the second quarter because of an expected increase in the supply of export logs in the marketplace. Domestic log markets continue to improve. The company continues to make progress in developing its export lumber program which is now making a modest contribution to segment results.

Paper and Paperboard
--------------------
Operating results declined in the first quarter 1997 compared with the first quarter 1996 due to lower prices and proportionately more tonnage sold in the export market. Volume of paper and paperboard sold in the first quarter as compared with year ago levels increased 15% while average paper and paperboard prices declined 13% and 26% respectively. First quarter 1997 wood chip costs decreased 40% as compared with the first quarter 1996. A 12-day shutdown was taken during the quarter to improve the balance between incoming orders and production. Extensive planned maintenance and repair work was completed during the shutdown. The rebuild of No. 11 Paper Machine to produce extensible bag papers started in late December.

Paper and paperboard markets remain weak, particularly the export market.

Converted Products
------------------
Sales declined 18% for the first quarter 1997 as compared with the first quarter 1996. The first quarter operating loss resulted primarily from a 14% reduction in average price and a 4% decrease in tonnage sold.

During the quarter demand was adequate but pricing deteriorated from year ago levels, particularly for commodity products. Markets are expected to remain competitive.

Other
-----
Interest expensed decreased 3% for the first quarter 1997 compared with the like period in 1996 due to lower interest rates.

Income Taxes
------------
Taxes on income are approximately 36% and 37% of pretax income for fiscal 1997 and 1996, respectively.


                                                     Three Months
                                                   Ended January 31
                                                                         %
Other Data                                        1997        1996    CHANGE
----------                                  -----------------------------------
Sales
  Logs, thousands of board feet                 50,000      59,000     - 15
  Lumber, thousands of board feet               14,000       6,000     +133
  Paper, tons                                   41,000      44,000     -  7
  Paperboard, tons                              28,000      16,000     + 75
  Converted products, tons                     130,000     136,000     -  4
  Logs, $/thousand board feet                 $    812    $    756     +  7
  Lumber, $/thousand board feet                    550         301     + 83
  Paper, $/ton FOB mill equivalent                 635         729     - 13
  Paperboard, $/ton FOB mill equivalent            347         470     - 26
  Converted products, $/ton                        745         868     - 14



                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowings. The company is well along in its major modernization of its box plants which will continue at a slower pace. Major paper mill projects are now being undertaken which will improve quality and capability to make diverse grades, reduce costs and modestly increase capacity. The backlog of approved projects is $104 million. Adequate financing is available as needed. During the quarter, the company purchased 7,665 shares of its common stock. Cash dividends of $.16 per share were declared and paid in the first quarter in the aggregate of $8,272,000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES.

         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR NOTES.

         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Longview Fibre Company was held on January 28, 1997 at which time four Class I directors were elected.

                  CLASS I DIRECTORS ELECTED
                  (Terms to Expire in 2000)            Votes Cast

                                                   For    Withheld  Abstentions
                                            ----------- ----------- -----------
         David A. Wollenberg                45,174,154     900,323     327,060

         David L. Bowden                    45,190,036     884,321     327,180

         Richard H. Wollenberg              45,175,749     898,728     327,060

         Richard J. Parker                  45,139,034     935,023     327,480


            DIRECTORS WHOSE TERM CONTINUES

                     CLASS II DIRECTORS
                  (Terms to Expire in 1998)

         Robert E. Wertheimer

         Donald C. Stibich

         C. Harper Monroe

         Lisa J. Holbrook

                     CLASS III DIRECTORS
                  (Terms to Expire in 1999)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

ITEM 5.  OTHER INFORMATION.

         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              27  Financial Data Schedule

         (b)  A Form 8-K was filed on December 6,1996 listing Item 5 and Item 7

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date     3-3-97                      \s\ L. J. Holbrook
    -----------------------       ---------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance
                                      Secretary and Treasurer




Date     3-3.97                      \s\ A. G. Higgens
    -----------------------       ---------------------------------------------
                                  A. G. Higgens, Assistant Treasurer