Form 10-Q
period 1997-04-30
LONGVIEW FIBRE CO
filed 1997-05-30
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   April 30, 1997          Commission file number   0-1370
                 ------------------------                          ------------


                             Longview Fibre Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                             91-0298760
----------------------------------         ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                              ---------------------------------


                                  Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report


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


        51,694,912 Common Shares were outstanding as of April 30, 1997

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Apr. 30     Oct. 31     Apr. 30
                                                  1997        1996        1996
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $84,118     $99,147     $92,861
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              25,757      24,321      18,603
    Goods in process                            19,689      17,328      19,270
    Raw materials and supplies                  40,461      52,069      46,033
  Other                                         10,929      11,923       9,254
                                            ----------- ----------- -----------
         Total current assets                  179,854     203,688     184,921
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,519,949   1,456,432   1,411,600
    Accumulated depreciation                   747,837     710,946     689,124
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    772,112     745,486     722,476
  Plant sites at cost                            2,932       2,909       2,834
                                            ----------- ----------- -----------
                                               775,044     748,395     725,310

  Timber at cost less depletion                178,466     177,683     178,723
  Roads at cost less amortization                8,593       8,956       8,719
  Timberland at cost                            16,248      16,103      16,068
                                            ----------- ----------- -----------
                                               203,307     202,742     203,510
                                            ----------- ----------- -----------
         Total capital assets                  978,351     951,137     928,820
                                            ----------- ----------- -----------
OTHER ASSETS                                    45,641      42,455      41,497
                                            ----------- ----------- -----------
                                            $1,203,846  $1,197,280  $1,155,238
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $8,768     $13,031      $6,617
  Accounts payable                              38,162      44,533      40,846
  Short-term borrowings                         57,000      38,000      30,000
  Payrolls payable                              14,338      11,125      13,694
  Federal income taxes payable                      --          --         394
  Other taxes payable                           11,306      11,906      11,566
  Current installments of long-term debt        14,119      34,119      44,119
                                            ----------- ----------- -----------
         Total current liabilities             143,693     152,714     147,236
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 451,255     426,255     412,374
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           136,822     135,106     125,854
                                            ----------- ----------- -----------
OTHER LIABILITIES                               13,734      12,793      12,081
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY:
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,694,912; 51,705,577 and 51,735,567
   shares respectively                          77,542      77,558      77,603
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            377,494     389,548     376,784
                                            ----------- ----------- -----------
         Total shareholders' equity            458,342     470,412     457,693
                                            ----------- ----------- -----------
                                            $1,203,846  $1,197,280  $1,155,238
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME Unaudited)
-------------------------------------------
                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $49,313     $45,492     $97,474     $91,625
  Paper and paperboard              46,668      45,516      83,783      90,705
  Converted products                89,879     108,708     186,814     226,599
                                  --------- ----------- ----------- -----------
                                   185,860     199,716     368,071     408,929
                                  --------- ----------- ----------- -----------

Cost of products sold, including
 outward freight                   156,185     161,639     315,879     324,085
                                  --------- ----------- ----------- -----------
Gross profit                        29,675      38,077      52,192      84,844
                                  --------- ----------- ----------- -----------

Selling, administrative
 and general expenses               15,530      15,281      30,976      30,027
                                  --------- ----------- ----------- -----------

Operating profit:
  Timber                            28,743      26,181      57,433      53,808
  Paper and paperboard                (912)        471      (5,018)      1,208
  Converted products               (13,686)     (3,856)    (31,199)       (199)
                                  --------- ----------- ----------- -----------
                                    14,145      22,796      21,216      54,817
                                  --------- ----------- ----------- -----------

Other income (expense):
  Interest income                      128         150         274         303
  Interest expensed                 (7,247)     (7,257)    (14,689)    (14,932)
  Miscellaneous                        202         316         471         600
                                  --------- ----------- ----------- -----------
                                     7,228      16,005       7,272      40,788

Provision for taxes on income:
  Current                              894       3,435         902       8,565
  Deferred                           1,708       2,535       1,716       6,649
                                  --------- ----------- ----------- -----------
                                     2,602       5,970       2,618      15,214
                                  --------- ----------- ----------- -----------
Net income                          $4,626     $10,035      $4,654     $25,574
                                  ========= =========== =========== ===========

Dollars per share:
  Net income                         $0.09       $0.19       $0.09       $0.49
  Dividends                          $0.16       $0.15       $0.32       $0.30

Average shares outstanding in the
 hands of the public (000 omitted)  51,698      51,740      51,699      51,743

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income                          $4,626     $10,035      $4,654     $25,574
Charges to income not
 requiring cash -
  Depreciation                      19,860      18,554      39,516      36,534
  Depletion and amortization           930       1,152       2,244       2,061
  Deferred taxes - net               1,708       2,535       1,716       6,649
  (Gain) loss on disposition of
    capital assets                     452       1,725       1,242       1,664

Change in:
  Accounts and notes receivable      3,644       3,689      15,029      25,303
  Inventories                         (485)         92       7,811      (1,372)
  Other                              2,347         943         994         118
  Other noncurrent assets             (836)     (1,830)     (3,186)     (3,230)
  Accounts, payrolls and other
    taxes payable                     (682)     (4,644)      1,632     (14,731)
  Federal income taxes payable          --      (4,666)         --      (2,081)
  Other noncurrent liabilities         470         541         941       1,147
                                  --------- ----------- ----------- -----------
Cash provided by operations         32,034      28,126      72,593      77,636
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to: Plant and equipment  (33,192)    (35,402)    (67,552)    (61,052)
            Timber and timberlands  (1,826)     (1,175)     (2,847)     (1,769)
Proceeds from sale of
  capital assets                        99         248         183         328
                                  --------- ----------- ----------- -----------
Cash used for investing            (34,919)    (36,329)    (70,216)    (62,493)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                      10,000      (2,000)      5,000      13,000
Short-term borrowings                3,000      14,000      19,000      (6,000)
Payable to bank resulting from
  checks in transit                    124         898      (4,263)     (3,655)
Accounts payable for construction   (1,922)      3,201      (5,390)     (2,708)
Cash dividends                      (8,272)     (7,761)    (16,544)    (15,523)
Purchase of common stock               (45)       (135)       (180)       (257)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                           2,885       8,203      (2,377)    (15,143)
                                  --------- ----------- ----------- -----------

Change in cash position                 --          --          --          --
Cash position, beginning of period      --          --          --          --
                                  --------- ----------- ----------- -----------
Cash position, end of period       $    --    $     --    $     --    $     --
                                  ========= =========== =========== ===========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount
  capitalized)                      $6,392      $5,594     $15,115     $14,740
Income taxes                            68       8,389        (159)     10,645


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Common stock:
 Balance at beginning of period    $77,547     $77,615     $77,558     $77,627
 Ascribed value of stock purchased      (5)        (12)        (16)        (24)
                                  --------- ----------- ----------- -----------
 Balance at end of period          $77,542     $77,603     $77,542     $77,603
                                  ========= =========== =========== ===========

Additional paid-in capital:
 Balance at beginning of period     $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
 Balance at end of period           $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
 Balance at beginning of period   $381,180    $374,633    $389,548    $366,966
 Net income                          4,626      10,035       4,654      25,574
 Cash dividends on common stock     (8,272)     (7,761)    (16,544)    (15,523)
 Purchases of common stock             (40)       (123)       (164)       (233)
                                  --------- ----------- ----------- -----------
 Balance at end of period         $377,494    $376,784    $377,494    $376,784
                                  ========= =========== =========== ===========

Dividends paid per share             $0.16       $0.15       $0.32       $0.30
                                  ========= =========== =========== ===========

Common shares:
 Balance at beginning of period     51,698      51,744      51,706      51,751
 Purchases                              (3)         (8)        (11)        (15)
                                  --------- ----------- ----------- -----------
 Balance at end of period           51,695      51,736      51,695      51,736
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        Consolidated Statement of Income
                        --------------------------------
                Three and Six Months Ended April 30, 1997 compared with
                -------------------------------------------------------
                      Three and Six Months Ended April 30, 1996
                      -----------------------------------------

Net income decreased 54% and 82% for the second quarter and year-to-date 1997 as compared with like periods in 1996 due to operating losses incurred in the manufacturing segments of the business.

Timber
------
Operating profits improved 10% for the second quarter 1997 due to a 2% and 51% increase in the average price for logs and lumber, respectively, and a 9% increase in combined volume sold. For the year-to-date period, operating profits improved 7%. Average log and lumber prices increased 5% and 67% for the year-to-date period.

During the second quarter 1997, demand and prices in the export log market were at good levels, but were down from peak levels. Domestic log markets continued to improve. The company continues to make progress in developing its export lumber program which is now making a modest contribution to segment results.

Paper and Paperboard
--------------------
Operating results, compared with year ago levels, have been adversely affected by price decreases for paper and paperboard which have exceeded savings from lower wood chip costs. Volume of paper and paperboard sold in the second quarter 1997 and year-to-date 1997 increased 27% and 22%. Average paper prices decreased 2% and average paperboard prices decreased 18% for the second quarter 1997 compared with the second quarter 1996. Wood chip costs decreased 37% for the second quarter as compared with year-ago levels. The mill operated at 83% of capacity. The rebuild of No. 11 paper machine to produce extensible bag papers was completed during the quarter.

Pricing for linerboard is extremely weak in both the domestic and export markets. Customer demand continues to be less than industry capacity. Paper markets are weak.

Converted Products
------------------
A 14% decrease in average selling price and a 4% reduction in tonnage sold were the primary reasons for the operating losses incurred by the converted products segment for the quarter and year-to-date period.

During the quarter demand was adequate, but often at inadequate price levels, particularly for commodity products. Markets are expected to remain competitive.

Other
-----
Despite a higher level of borrowing, interest expensed in the second quarter held steady to year-ago levels due to lower interest rates and proportionately more interest charged to uncompleted capital projects.

Income Taxes
------------
Taxes on income are approximately 36% and 37% of pretax income for fiscal 1997 and 1996, respectively.


                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                                    %                       %
Other Data                          1997     1996 Change    1997    1996 Change
----------                        ----------------------  ---------------------
Sales
 Logs, thousands of board feet     56,000   59,000 -  5   106,000  118,000 - 10
 Lumber, thousands of board feet   16,000    7,000 +129    30,000   13,000 +131
 Paper, tons                       46,000   45,000 +  2    87,000   89,000 -  2
 Paperboard, tons                  47,000   28,000 + 68    75,000   44,000 + 70
 Converted products, tons         125,000  130,000 -  4   255,000  266,000 -  4
 Logs, $/thousand board feet      $   749  $   731 +  2   $   779  $   744 +  5
 Lumber, $/thousand board feet        457      302 + 51       502      301 + 67
 Paper, $/ton FOB mill equivalent     648      660 -  2       642      694 -  7
 Paperboard, $/ton FOB mill equiv.    317      385 - 18       328      417 - 21
 Converted products, $/ton            720      835 - 14       733      852 - 14



                         Liquidity and Capital Resources
                         -------------------------------

Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowings. The company is well along in its major modernization of its box plants which will continue at a slower pace. Major paper mill projects are now being undertaken which will improve quality and capability to make diverse grades, reduce costs and modestly increase capacity. The backlog of approved projects is $80 million. Adequate financing is available as needed. During the quarter, the company purchased 3,000 shares of its common stock. Cash dividends of $.16 per share were declared and paid in the second quarter in the aggregate of $8,272,000.

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


                                  Page 9

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date     5-30-97                     \s\ L. J. Holbrook
    -----------------------       ---------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance
                                      Secretary and Treasurer




Date     5-30-97                     \s\ A. G. Higgens
    -----------------------       ---------------------------------------------
                                  A. G. Higgens, Assistant Treasurer