Form 10-Q
period 1997-07-31
LONGVIEW FIBRE CO
filed 1997-09-12
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended     July 31, 1997         Commission File Number   0-1370
                  --------------------------                       ------------

                             Longview Fibre Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Washington                             91-0298760
----------------------------------         ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)

     P. O. Box 639, Longview, Washington                 98632
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (360) 425-1550
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

        51,685,757 Common Shares were outstanding as of July 31, 1997

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Jul. 31     Oct. 31     Jul. 31
                                                  1997        1996        1996
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $83,796     $99,147     $88,348
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              18,634      24,321      18,890
    Goods in process                            14,083      17,328      17,939
    Raw materials and supplies                  54,232      52,069      46,380
  Other                                         10,504      11,923       9,980
                                            ----------- ----------- -----------
         Total current assets                  180,149     203,688     180,437
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,543,270   1,456,432   1,422,919
    Accumulated depreciation                   763,733     710,946     698,488
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    779,537     745,486     724,431
  Plant sites at cost                            3,041       2,909       2,909
                                            ----------- ----------- -----------
                                               782,578     748,395     727,340

  Timber at cost less depletion                177,980     177,683     177,848
  Roads at cost less amortization                8,525       8,956       8,578
  Timberland at cost                            16,232      16,103      16,068
                                            ----------- ----------- -----------
                                               202,737     202,742     202,494
                                            ----------- ----------- -----------
         Total capital assets                  985,315     951,137     929,834
                                            ----------- ----------- -----------
OTHER ASSETS                                    46,882      42,455      41,881
                                            ----------- ----------- -----------
                                            $1,212,346  $1,197,280  $1,152,152
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $6,719     $13,031      $3,057
  Accounts payable                              40,544      44,533      37,947
  Short-term borrowings                         59,600      38,000      41,000
  Payrolls payable                              10,502      11,125      13,812
  Federal income taxes payable                      --          --       1,158
  Other taxes payable                           12,596      11,906      12,234
  Current installments of long-term debt        14,119      34,119      34,119
                                            ----------- ----------- -----------
         Total current liabilities             144,080     152,714     143,327
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 461,537     426,255     404,255
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           138,432     135,106     128,339
                                            ----------- ----------- -----------
OTHER LIABILITIES                               14,237      12,793      12,623
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,685,757; 51,705,577 and 51,720,902
   shares respectively                          77,529      77,558      77,581
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            373,225     389,548     382,721
                                            ----------- ----------- -----------
         Total shareholders' equity            454,060     470,412     463,608
                                            ----------- ----------- -----------
                                            $1,212,346  $1,197,280  $1,152,152
                                            =========== =========== ===========

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------
                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $51,830     $46,289    $149,304    $137,914
  Paper and paperboard              51,496      50,115     135,279     140,820
  Converted products                94,059     101,189     280,873     327,788
                                  --------- ----------- ----------- -----------
                                   197,385     197,593     565,456     606,522
                                  --------- ----------- ----------- -----------
Cost of products sold, including
 outward freight                   166,546     164,365     482,425     488,450
                                  --------- ----------- ----------- -----------
Gross profit                        30,839      33,228      83,031     118,072
                                  --------- ----------- ----------- -----------
Selling, administrative
 and general expenses               16,566      15,021      47,542      45,048
                                  --------- ----------- ----------- -----------
Operating profit:
  Timber                            27,869      23,444      85,302      77,252
  Paper and paperboard              (1,679)       (584)     (6,697)        624
  Converted products               (11,917)     (4,653)    (43,116)     (4,852)
                                  --------- ----------- ----------- -----------
                                    14,273      18,207      35,489      73,024
                                  --------- ----------- ----------- -----------
Other income (expense):
  Interest income                      107         155         381         458
  Interest expensed                 (8,191)     (7,340)    (22,880)    (22,272)
  Miscellaneous                        282       9,906         753      10,506
                                  --------- ----------- ----------- -----------
                                     6,471      20,928      13,743      61,716

Provision for taxes on income:
  Current                              720       4,519       1,621      13,084
  Deferred                           1,609       2,485       3,326       9,134
                                  --------- ----------- ----------- -----------
                                     2,329       7,004       4,947      22,218
                                  --------- ----------- ----------- -----------
Net income                          $4,142     $13,924      $8,796     $39,498
                                  ========= =========== =========== ===========

Dollars per share:
  Net income                         $0.08       $0.27       $0.17       $0.76
  Dividends                          $0.16       $0.15       $0.48       $0.45

Average shares outstanding in the
 hands of the public (000 omitted)  51,689      51,727      51,695      51,738

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income                          $4,142     $13,924      $8,796     $39,498
Charges to income not
 requiring cash -
  Depreciation                      20,429      18,822      59,945      55,356
  Depletion and amortization         1,329       1,428       3,573       3,489
  Deferred taxes - net               1,610       2,485       3,326       9,134
  (Gain) loss on disposition of
    capital assets                   1,455       4,390       2,697       6,054

Change in:
  Accounts and notes receivable        322       4,513      15,351      29,816
  Inventories                       (1,042)        697       6,769        (675)
  Other                                425        (726)      1,419        (608)
  Other noncurrent assets           (1,241)       (384)     (4,427)     (3,614)
  Accounts, payrolls and other
    taxes payable                     (878)     (1,397)        754     (16,128)
  Federal income taxes payable          --         764          --      (1,317)
  Other noncurrent liabilities         503         542       1,444       1,689
                                  --------- ----------- ----------- -----------
Cash provided by operations         27,054      45,058      99,647     122,694
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to: Plant and equipment  (29,745)    (25,708)    (97,297)    (86,760)
            Timber and timberlands    (777)       (427)     (3,624)     (2,196)
Proceeds from sale of
  capital assets                       345         481         528         809
                                  --------- ----------- ----------- -----------
Cash used for investing            (30,177)    (25,654)   (100,393)    (88,147)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                      10,282     (18,119)     15,282      (5,119)
Short-term borrowings                2,600      11,000      21,600       5,000
Payable to bank resulting from
  checks in transit                 (2,049)     (3,560)     (6,312)     (7,215)
Accounts payable for construction      714        (716)     (4,676)     (3,424)
Cash dividends                      (8,270)     (7,759)    (24,814)    (23,282)
Purchase of common stock              (154)       (250)       (334)       (507)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                           3,123     (19,404)        746     (34,547)
                                  --------- ----------- ----------- -----------

Change in cash position                 --          --          --          --
Cash position, beginning of period      --          --          --          --
                                  --------- ----------- ----------- -----------
Cash position, end of period        $   --    $     --    $     --    $     --
                                  ========= =========== =========== ===========

Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount
  capitalized)                      $8,567      $9,648     $23,682     $24,388
Income taxes                            87       3,881         (72)     14,526

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1997        1996        1997        1996
                                  --------- ----------- ----------- -----------
Common stock:
  Balance at beginning of period   $77,542     $77,603     $77,558     $77,627
  Ascribed value of stock
    purchased                          (13)        (22)        (29)        (46)
                                  --------- ----------- ----------- -----------
  Balance at end of period         $77,529     $77,581     $77,529     $77,581
                                  ========= =========== =========== ===========

Additional paid-in capital:
  Balance at beginning of period    $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
  Balance at end of period          $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
  Balance at beginning of period  $377,494    $376,784    $389,548    $366,966
  Net income                         4,142      13,924       8,796      39,498
  Cash dividends on common stock    (8,270)     (7,759)    (24,814)    (23,282)
  Purchases of common stock           (141)       (228)       (305)       (461)
                                  --------- ----------- ----------- -----------
  Balance at end of period        $373,225    $382,721    $373,225    $382,721
                                  ========= =========== =========== ===========

Dividends paid per share             $0.16       $0.15       $0.48       $0.45
                                  ========= =========== =========== ===========

Common shares:
  Balance at beginning of period    51,695      51,736      51,706      51,751
  Purchases                             (9)        (15)        (20)        (30)
                                  --------- ----------- ----------- -----------
  Balance at end of period          51,686      51,721      51,686      51,721
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        Consolidated Statement of Income
                        --------------------------------
                Three and Nine Months Ended July 31, 1997 compared with
                -------------------------------------------------------
                      Three and Nine Months Ended July 31, 1996
                      -----------------------------------------

Net income decreased 70% and 78% for the third quarter and year-to-date 1997, respectively, as compared with like periods in 1996. The primary reasons for the reduced results were the operating losses incurred by the manufacturing segments of the business. Timber operating profits improved 19% and 10% for the quarter and year-to-date periods, respectively.

Timber
------
Operating profits for the third quarter 1997 improved due to a 4% and 19% increase in the average price for logs and lumber, respectively, and a 78% increase in volume of lumber sold. For the year-to-date period, average log and lumber prices increased 4% and 46%, respectively, over the first nine months of fiscal 1996. The volume of logs sold during the year-to-date period decreased 7% from 1996, while the volume of lumber sold improved 109%.

During the third quarter 1997, demand and prices in the domestic log market were strong. Export log markets weakened during the third quarter due to an increase in the export log supply which exceeded demand.

Paper and Paperboard
--------------------
Third quarter 1997 and year-to-date 1997 operating results deteriorated primarily due to proportionately more paperboard tonnage sold in the depressed export market. Volume of paper sold declined 2% compared with year-ago levels while paperboard tonnage sold increased 18% and 45% in the third quarter 1997 and year-to-date 1997, respectively. Average paper prices realized by the company during the third quarter increased 2% over the third quarter of fiscal 1996 due to a more favorable product mix. Average paper prices for 1997 to date declined 4% from the first nine months of 1996. Average paperboard prices for the third quarter were unchanged from low levels realized during the third quarter of 1996. Average paperboard prices for 1997 to date declined 12% from the first nine months of 1996.

During the quarter, an 11-day shutdown was taken to improve the balance between incoming orders and paper machine production. Extensive planned maintenance and repair work was completed during the shutdown. The mill operated at 81% of capacity.

Pricing for linerboard is extremely weak in both the domestic and export markets. Price increases are being implemented as gradual growth in customer demand continues to absorb increased industry capacity added in the last several years. Paper markets are fair.

Converted Products
------------------
Average price decreases of 11% and 13% for the third quarter and year-to-date periods, respectively, were the primary causes of the operating losses incurred by the converted products segment. Tonnage sold during the third quarter increased 5% as compared with year-ago levels while year-to-date tonnage was down modestly from tonnage sold in the first nine months of 1996.

During the quarter demand improved, but prices remained weak particularly for commodity products. Although markets are expected to remain competitive, the pricing environment has improved with price increases currently being implemented.

Other
-----
Increased interest expensed for the third quarter and year-to-date 1997 was due to a higher level of total borrowing which was modestly offset by lower interest rates.

Income Taxes
------------
Taxes on income are approximately 36% of pretax income for fiscal 1997 and 1996.


                                       Three Months            Nine Months
                                      Ended July 31           Ended July 31
                                                    %                       %
Other Data                          1997     1996 Change   1997     1996 Change
----------                        ----------------------  ---------------------
Sales
 Logs, thousands of board feet     65,000   65,000    -   171,000  183,000 -  7
 Lumber, thousands of board feet   16,000    9,000  +78    46,000   22,000 +109
 Paper, tons                       52,000   53,000  - 2   139,000  142,000 -  2
 Paperboard, tons                  47,000   40,000  +18   122,000   84,000 + 45
 Converted products, tons         135,000  129,000  + 5   390,000  395,000 -  1
 Logs, $/thousand board feet      $   691  $   662  + 4   $   745  $   714 +  4
 Lumber, $/thousand board feet        424      357  +19       474      324 + 46
 Paper, $/ton FOB mill equivalent     654      643  + 2       646      675 -  4
 Paperboard, $/ton FOB mill equiv.    325      325    -       327      373 - 12
 Converted products, $/ton            698      785  -11       721      830 - 13



                         Liquidity and Capital Resources
                         -------------------------------
Capital expenditures for the year were above available funds from cash flow and, therefore, increased total borrowings. The company has undertaken major paper mill projects which management believes will improve quality and capability to make diverse grades, reduce costs and modestly increase capacity. The backlog of approved projects is $62 million. Adequate financing is available as needed. During the quarter, the company purchased 9,155 shares of its common stock. Cash dividends of $.16 per share were declared and paid in the third quarter in the aggregate of $8,270,000.

Subsequent to July 31, 1997, the company completed private placements of $20 million of notes due August 15, 2002 and $20 million of notes due September 8, 2003. The company intends to use the proceeds for general corporate purposes and to repay short term borrowings.


                           Forward Looking Statements
                           --------------------------
This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions, the expected results of planned paper mill improvement projects and anticipated cost and availability of financing for planned capital improvement projects. Actual events could differ from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, project delays, cost overruns, weather, labor disputes or other unforeseen events, or significant unforeseen developments in the company's business or adverse changes in the capital markets or interest rates affecting the availability of financing.

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




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date    9-12-97                      \s\ L. J. Holbrook
    -----------------------       ---------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance
                                      Secretary and Treasurer




Date    9-12-97                      \s\ A. G. Higgens
    -----------------------       ---------------------------------------------
                                  A. G. Higgens, Assistant Treasurer