Form 10-K405
period 1997-10-31
LONGVIEW FIBRE CO
filed 1998-01-29
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1997    Commission File No.    0-1370

                            LONGVIEW FIBRE COMPANY
           (Exact name of registrant as specified in its charter)

                 Washington                                91-0298760
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 300 Fibre Way,    Longview, Washington                    98632
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (360) 425-1550

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Market value per share $15.1875 as of December 31, 1997     Total $706,146,033

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1997.           51,676,567  shares outstanding

                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 15, 1997.

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

     This item is completed by reference to Note 10 of Item 8 of Part II of this Form 10-K.

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

          At October 31, 1997, the company owned in fee 560,377 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and nine times book value. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed ten percent of realizable value.

          The company owns and operates a sawmill in Leavenworth, Washington. Having a sawmill in this region has improved the log realization of the Chelan tree farm. Residual wood chips are used at the company's pulp and paper mill in Longview, Washington.

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

          The mill's raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleached pulp, and augmented by log chipping operations owned by the company and others. Wood chips, our principal raw material, and sawdust and shavings are purchased from more than 60 sawmills, plywood plants and whole-log chipping facilities within a 1,300-mile radius from the Longview Mill.

          During fiscal 1997 and 1996, chip costs had declined to levels that were reasonably comparable to those in the South which helped to restore this region's competitive position. Chip costs in the Pacific Northwest are rising somewhat from recent low levels. Maximum efforts continue to broaden supply by greater recovery of wastes. Increased use of recycled containers lowers fiber costs and enhances supply.

          The company purchases bleached pulp from various sources including an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill which has excess capacity. This has proven to be a beneficial arrangement.

          Extensive paper machine modernizations to improve quality, efficiency and ability to make custom grades continue. The rebuild on No. 11 paper machine to make extensible grades has been completed.

          To spread risk, the company has been engaged in a long campaign to increase value added products, such as extensible paper, recycled kraft paper, masking paper, and colored kraft paper. Through the years, paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the basic commodity products (paperboard and bag paper) were not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions, a greater proportion of paperboard is being produced.

          CONVERTED PRODUCTS - The company's sixteen converting plants in eleven states produce shipping containers, merchandise bags and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 63% of the Longview mill production.

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

          The company is well along in major modernization of its box plants, which included the installation of improved and specialized equipment to produce premium products. A corrugated sheet plant has been constructed in Grand Forks, N.D. Modernization will continue at a slower pace.

          In the paper and paperboard segment, there is intense competition among a significant number of competitors, including conventional paper mills, and recycling mills that rely on recycled post-consumer and industrial material as the principal fibre source.
          The converted products segment also involves intense competition among many competitors. Competition in these manufacturing segments is based principally on price, quality of product, service and reliability. The company emphasizes quality, service and reliability, and has not competed aggressively on the basis of price or sought out large national customer accounts that frequently involve demands for discount pricing.

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.
                                     1997     1996    1995
          Paper and Paperboard        25%      24%     31%
          Timber                      24%      23%     21%
          Converted Products          51%      53%     48%

          No material portion of the business of the company is seasonal.

          The practice of the company and the industry does not require an abnormal amount of working capital.

    (xii) This item is completed by reference to Item 7 of Part II of this Form 10-K.

   (xiii) The company has approximately 3,900 employees.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Segment information (including amount of export sales) is completed by reference to Note 10 of Item 8 of Part II of this Form 10-K.

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1997, the company owned in fee 560,377 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever available at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. No large inventory of mature trees is maintained.

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 85% during fiscal 1997.

CONVERTED PRODUCTS - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following fourteen locations, there are factories for the production of converted products:

     Oakland, California            Corrugated Boxes Only
     Twin Falls, Idaho               "        "    "
     Rockford, Illinois              "        "    "
     Cedar Rapids, Iowa              "        "    "
     Springfield, Massachusetts      "        "    "
     Minneapolis, Minnesota          "        "    "
     Amsterdam, New York             "        "    "
     Seattle, Washington             "        "    "
     Yakima, Washington              "        "    "
     Grand Forks, North Dakota  Corrugated Boxes from Corrugated Sheets
     Cedar City, Utah                "        "    "
     Spanish Fork, Utah         Corrugated Boxes, Merchandise Bags,
                                 Grocery Bags and Specialty Bags
     Milwaukee, Wisconsin       Corrugated and Solid Fibre Boxes
     Waltham, Massachusetts     Merchandise Bags and Specialty Bags

The volume of converted products sold increased slightly during the past fiscal year. Capacity is available for increased sales.

ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various proceedings relating to the cleanup of hazardous waste under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on the company's financial position or results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" in Item 7 of Part II of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    82  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    69  (2) Executive Vice President              (1960)

R. J. Parker        49  (3) Senior Vice President-Production      (1994)
                        and Mill Manager

D. L. Bowden        62  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      42  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       66  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        66  (7) Vice President-Industrial Relations
                        and General Counsel                       (1986)

R. H. Wollenberg    44  (8) Senior Vice President-Production
                        Western Container Division                (1996)

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

        From 1986  Senior Vice President Paper Sales
        1981-1986  Vice President Paper Sales
        1968-1981  Manager Paper Sales

(7)     R. B. Arkell

        From 1979  Vice President Industrial Relations and General Counsel

(8)     R. H. Wollenberg
        From 1995  Senior Vice President-Production, Western Container
                   Division
        1994-1995 Vice President-Production, Western Container Division 1993-1994 Manager-Production, Western Container Division
        1988-1993  Assistant General Counsel


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1997   	       1996
            Quarter   High     Low	  High     Low
            1st     $19.25  $16.50	$18.38  $14.63
            2nd      17.25   15.00	 18.13   15.75
            3rd      19.50   16.13	 18.25   14.13
            4th      22.38   15.88	 17.63   14.88

The company estimated it had approximately 11,500 shareholders on December 8, 1997.

Dividends per share paid in fiscal 1997, 1996 and 1995:

                         1997      1996       1995
            January     $0.16     $0.15      $0.13
            April        0.16      0.15       0.14
            July         0.16      0.15       0.14
            October      0.16      0.19       0.19
                        $0.64     $0.64      $0.60

The Directors declared a regular dividend of $0.16 per share which was paid on January 9, 1998, to shareholders of record on December 24, 1997.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 5 of Item 8 of Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)          1997       1996       1995       1994     1993
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . . .  $  772,845 $  822,722 $  985,515 $  790,874 $689,551
  Timber. . . . . . . . . . . . . . . . .     186,814    186,405    207,735    197,978  166,822
  Paper and paperboard. . . . . . . . . .     196,192    199,827    308,356    223,920  189,787
  Converted products. . . . . . . . . . .     389,839    436,490    469,424    368,976  332,942
Cost of products sold, including
  outward freight . . . . . . . . . . . .     661,684    657,737    778,032    659,309  554,984
Gross profit. . . . . . . . . . . . . . .     111,161    164,985    207,483    131,565  134,567
Selling, administrative and general
  expenses. . . . . . . . . . . . . . . .      63,760     60,199     59,709     54,769   49,994
Operating profit. . . . . . . . . . . . .      47,401    104,786    147,774     76,796   84,573
  Timber. . . . . . . . . . . . . . . . .     101,740    104,449    121,738    111,907  101,471
  Paper and paperboard. . . . . . . . . .      (5,143)     4,300      7,442    (15,703)  (2,181)
  Converted products. . . . . . . . . . .     (49,196)    (3,963)    18,594    (19,408) (14,717)
Interest expensed . . . . . . . . . . . .     (31,613)   (29,506)   (29,447)   (24,384) (22,772)
Other income. . . . . . . . . . . . . . .       3,706     11,584      1,912      1,902    1,287
Income before income taxes. . . . . . . .      19,494     86,864    120,239     54,314   63,088
Provision for income taxes. . . . . . . .       6,800     30,500     44,200     20,900   22,800
Net income. . . . . . . . . . . . . . . .      12,694     56,364     76,039     33,414   40,288

PER SHARE
Net income. . . . . . . . . . . . . . . .  $     0.25 $     1.09 $     1.47 $     0.64 $   0.78
Dividends . . . . . . . . . . . . . . . .        0.64       0.64       0.60       0.52     0.52
Earnings reinvested in the business . . .       (0.39)      0.45       0.87       0.12     0.26
Shareholders' equity at year-end. . . . .        8.70       9.10       8.65       7.80     7.69
Average shares outstanding (thousands). .      51,691     51,731     51,787     51,861   51,785
Shares outstanding at year-end (thousands)     51,677     51,706     51,751     51,830   51,882

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . . .  $1,260,903 $1,197,280 $1,153,823 $1,022,049 $944,373
Working capital . . . . . . . . . . . . .      40,381     50,974     42,559     35,761   34,308
Capital assets. . . . . . . . . . . . . .   1,013,361    951,137    906,586    815,509  767,130
Deferred taxes - net. . . . . . . . . . .    (141,623)  (135,106)  (119,205)  (103,234) (97,693)
Long-term debt. . . . . . . . . . . . . .     498,137    426,255    409,374    366,492  327,486
Shareholders' equity. . . . . . . . . . .     449,506    470,412    447,899    404,253  398,795

OTHER DATA
Sales:  Logs, thousands of board feet . .     218,000    243,000    262,000    250,000  212,000
        Lumber, thousands of board feet .      65,000     33,000     32,000     36,000   25,000
        Paper, tons . . . . . . . . . . .     202,000    207,000    259,000    236,000  226,000
        Paperboard, tons. . . . . . . . .     177,000    129,000    212,000    181,000   96,000
        Converted products, tons. . . . .     548,000    542,000    572,000    549,000  506,000
        Logs, $/thousand board feet . . .  $      724 $      719 $      753 $      743 $    745
        Lumber, $/thousand board feet . .         443        367        313        352      347
        Paper, $/ton FOB mill equivalent.         638        664        698        592      608
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . . .         332        356        489        336      311
        Converted products, $/ton . . . .         711        805        821        672      658
Primary production, tons. . . . . . . . .     958,000    905,000  1,058,000    968,000  822,000
Employees . . . . . . . . . . . . . . . .       3,900      3,900      3,800      3,750    3,500
Funds:  Used for plant and equipment. . .  $  139,727 $  127,558 $  138,613 $   81,544 $ 53,256
        Used for timber and timberlands .      15,716      3,822     35,046     43,494    4,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS fiscal 1997 vs. fiscal 1996

Results in fiscal 1997 were increasingly unsatisfactory as earnings decreased 77% from fiscal 1996.

Timber profits declined from $104,449,000 to $101,740,000 in fiscal 1997 primarily because of a 10% reduction in log footage sold. Volume declined because the company did not aggressively market its logs into a weakening export market. Average log prices were 1% higher. Domestic log prices remained firm. Export log prices were somewhat lower due to an increase in supply of export quality logs, reduced end user demand and the strengthening of the U.S. Dollar. Although export prices declined, they were at good levels.

The company operates its 560,377 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and nine times book value. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed ten percent of realizable value.

Operating results for paper and paperboard declined from an operating profit in fiscal 1996 of $4,300,000 to an operating loss of $5,143,000 in fiscal 1997. The addition of new recycling containerboard mills increased industry capacity and resulted in lower prices for containerboard. Average paperboard and paper prices decreased 7% and 4% respectively while volume sold increased 13%. Product prices started to improve modestly in the fourth quarter but not to levels needed for profitable results.

Principal raw materials for paper and paperboard include wood chips, purchased bleached pulp, sawdust and reclaimed fibers. Wood chip costs were about 26% lower than the prior fiscal year. Chip costs are rising somewhat from recent low levels. Maximum efforts continue to be made to broaden supply by greater recovery of woods wastes and going further distances for sawmill wastes. Purchase of bleached pulp from a variety of sources has proved to be a beneficial arrangement. Old corrugated container (OCC) prices have remained low but may increase.

Mill operation was at about 85% of capacity. Downtime was utilized for vacations and displaced machine crews were reassigned as temporary mechanical helpers so no lay-offs resulted. Reassigning machine crews reduced the backlog of maintenance and installation work.

Operating losses from converted products increased from $3,963,000 in fiscal 1996 to $49,196,000 in fiscal 1997 due to a reduction in average price of 12%. Corrugated box prices were driven down by lower containerboard prices available in the marketplace due to increased industry capacity.

The company believes that increased demand for paper and paperboard is reducing industry overcapacity. In addition, the increase in the number of recycling containerboard mills may cause the price of old corrugated containers to increase which should help diminish the aggressive price competition of those mills. Accordingly there may be prospects for higher prices for paper, paperboard and converted products in fiscal 1998.

To serve customers who need "just in time" service, we are going to need to charge higher prices if we are to cover the added capital, storage, handling and shipping costs.

With an increasingly flexible national market for both electricity and natural gas, some additional margin has been achieved by shutting cogeneration down for periods when spot replacement electricity costs are less and our purchased gas can be wheeled to others with some overall cost reduction. During fiscal 1996, miscellaneous income included $9,470,000 received as consideration for the termination of an electrical power sales agreement.

Selling, administrative and general expenses were 8% of sales in fiscal 1997 and 7% of sales in fiscal 1996. Higher total borrowing resulted in an increase in interest expensed from $29,506,000 to $31,613,000.

The company believes the current market for the company's manufactured products has finally bottomed out. The company's sales of extensible papers are growing slowly. Log markets remain good. Fibre costs may increase modestly but they should be more than offset by better product prices.

OVERVIEW fiscal 1998:

November 1997 log sales were down substantially from year ago levels due to high export log inventories resulting from increased export supply versus reduced end user demand. Logging operations were redeployed until the imbalance in the supply demand ratio was corrected in December. December results were negatively affected by increased costs associated with the equivalent of a 9-day mill shutdown, downtime for the rebuild of No.6 paper machine and increased wood chip costs. Although January results are not yet known, it is probable that the company will have a loss in the first quarter of fiscal 1998. Currently, log export demand appears to be good and prices have improved modestly. Domestic markets for our manufactured products appear to have bottomed out, but the export market for paperboard is uncertain.

RESULTS OF OPERATIONS fiscal 1996 vs. fiscal 1995

Fiscal 1996 was another difficult year as earnings decreased 26%.

Timber profits declined from $121,738,000 to $104,449,000 in fiscal 1996 primarily because prices for logs were 5% lower and volume was down 7%. Domestic log prices were adversely affected by reduced residual chip prices in early fiscal 1996, but there was some recovery of domestic log prices as lumber markets improved. Export log prices remained fairly stable at high levels throughout fiscal 1996 due to reduced overall supply of export quality logs.

Environmental overregulation continued to reduce return on our tree farm operations.

Operating profits for paper and paperboard declined from $7,442,000 to $4,300,000. Reduced end usage coupled with expanded industry capacity resulted in lower prices and capacity utilization, offset in part by lower raw material costs. Volume sold decreased 29% and average price decreased 5% and 27% for paper and paperboard, respectively.

Wood chip costs were about 11% lower than the prior fiscal year. Costs declined to levels that were reasonably comparable to those in the South. Increased use of recycled containers lowered fiber costs and enhanced supply.

An arrangement has been made to purchase pressed bleached pulp (which has not been dried) from a nearby mill which has excess capacity.

Mill operation was at about 82% of capacity. Because of weak markets, the paper mill operated for much of the year with reduced crews and shorter hours on several machines, displacing a substantial number of machine hands. Rather than lay these employees off, the company elected to utilize them primarily as temporary helpers in the mechanical department. This permitted catch-up in maintenance and installation work and was good for morale. Labor costs remained high.

Converting results declined from an operating profit of $18,594,000 to an operating loss of $3,963,000 due to a 5% reduction in tonnage sold and an average price decrease of 2% and increased costs.

Price stability for our manufactured products was not achieved.

In the face of aggressive (and often short term) price cutting by competitors, the company continued to stress quality, service, and specialized capabilities and made efforts to achieve compensatory prices.

Due to deregulation, power sales markets for firm power have decreased. Our customer bought its way out of our contract for $9,470,000 in fiscal 1996. Thereafter our cogeneration was used internally. It still made a modest contribution to reducing costs, but this was less than the prior contribution when part was sold.

Selling, administrative and general expenses were 7% of sales in fiscal 1996 and 6% of sales in 1995. Higher total borrowing partially offset by lower interest rates resulted in an increase in interest expensed from $29,447,000 to $29,506,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations decreased by $25,215,000 in fiscal 1997 compared with fiscal 1996 primarily due to reduced earnings.

Working capital was $40,381,000 at October 31, 1997 compared to $50,974,000 at October 31, 1996.

Capital expenditures for the year were above available funds from cash flow and were funded by borrowings. Therefore, long-term debt, current installments of long-term debt and short-term borrowings increased by an aggregate of $69,881,000 in fiscal 1997.

At October 31, 1997, the company had bank lines of credit totaling $330,000,000. Of this amount, $200,000,000 was under a credit agreement with a group of banks expiring February 28, 1999, with renewal provisions beyond that date. The company had outstanding $200,000,000 of notes payable under this agreement at October 31, 1997. At October 31, 1997, the company had an outstanding balance of $100,000,000 under the remaining $130,000,000 of bank credit lines. The unused portion of all bank lines of credit was $30,000,000 as of October 31, 1997.

Also outstanding at October 31, 1997 were senior notes of $239,000,000 and revenue bonds of $28,900,000. For further details regarding borrowing, see Notes 4 and 5 of Item 8 of Part II of this Form 10-K.

Capital expenditures for fiscal 1997 were $139,727,000 for plant and equipment and $15,716,000 for timberlands. Capital expenditures for fiscal 1996 for plant and equipment were $127,558,000 and for timberlands were $3,822,000.
The backlog of approved capital projects as of October 31, 1997 was $48,000,000. With reduced cash flow, capital authorizations are being reduced. While much remains to be done to optimize our manufacturing capabilities, the most urgent projects have been completed or will be completed in the near future.

Capital expenditures for plant and equipment are expected to be between $50,000,000 and $70,000,000 in fiscal 1998. Purchase of timberlands will depend on offerings, price levels and competition. Any offers we make will be at prices we believe to be conservative. We plan to fund capital expenditures principally from internally generated funds supplemented, if necessary, by additional borrowing (see Notes 4 and 5 of Item 8 of Part II of this
Form 10-K).

During fiscal 1997, the company purchased 29,010 shares of its stock for an average price of $17.85 per share. During fiscal 1996, the company purchased 45,455 shares for an average price of $16.37 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1997 is 21,403,633 shares for $97,090,164 at an average cost of $4.54 per share. Stock purchases increase interest costs and thus reduce corporate earnings. In most years when earnings are good, they increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $.64 per share were paid in fiscal 1997 and 1996. Shareholders' equity decreased $20,906,000 in fiscal 1997, as compared with an increase of $22,513,000 in fiscal 1996.

The company anticipates that cash flow from operations, supplemented as necessary by short or long term borrowings will be adequate to fund capital projects.

OTHER

The company continually reviews any known environmental exposures including the costs of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

The company believes it is in substantial compliance with Federal, State and local laws regarding environmental quality. The Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule". The company estimates that over the next 2 to 3 years required pollution control capital expenditures could range from $10 million to $20 million with another $20 million to $30 million possible 5 years later.

Although future pollution control expenditures cannot be predicted with any certainty because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, the company believes that compliance with these requirements will not have a material impact on its capital expenditures, earnings or competitive position.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assets, although most of the inflationary effect on inventories is already portrayed in the consolidated income statement by the use of the LIFO method of inventory valuation.

The company does not anticipate that expenditures to ensure that its computerized systems are year 2000 compliant will have a material impact on its financial position or its results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, anticipated future raw material costs, anticipated competitive conditions and actions of competitors, the expected results of planned paper mill improvement projects, the anticipated cost of and availability of financing for planned capital improvement projects, and anticipated cost of compliance with environmental regulations and the effects of environmental contingencies and litigation on financial condition and results of operations. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy involving the company's products or raw materials, changes in product or raw material prices, initiatives by competitiors, changes in currency exchange rates between the U.S. dollars and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unanticipated adverse developments in environmental or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business or adverse changes in the capital markets or interest rates affecting the availability of financing or other unforeseen events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  14
Consolidated Statement of Income for the
   three years ended October 31, 1997 . . . . . . . . . . . . . . .  15
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 1997. . . . . . . .  15
Consolidated Balance Sheet at October 31,
   1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .  16
Consolidated Statement of Cash Flows for
   the three years ended October 31, 1997 . . . . . . . . . . . . .  17
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  18

Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

\s\ Price Waterhouse LLP
Price Waterhouse LLP

Portland, Oregon
December 8, 1997

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        1997       1996      1995
NET SALES. . . . . . . . . . . . . . . . . . .  $772,845   $822,722  $985,515
      Timber . . . . . . . . . . . . . . . . .   186,814    186,405   207,735
      Paper and paperboard . . . . . . . . . .   196,192    199,827   308,356
      Converted products . . . . . . . . . . .   389,839    436,490   469,424
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   661,684    657,737   778,032
GROSS PROFIT . . . . . . . . . . . . . . . . .   111,161    164,985   207,483
Selling, administrative and general expenses .    63,760     60,199    59,709
OPERATING PROFIT . . . . . . . . . . . . . . .    47,401    104,786   147,774
      Timber . . . . . . . . . . . . . . . . .   101,740    104,449   121,738
      Paper and paperboard . . . . . . . . . .    (5,143)     4,300     7,442
      Converted products . . . . . . . . . . .   (49,196)    (3,963)   18,594
Interest income. . . . . . . . . . . . . . . .       784        611       594
Interest expensed. . . . . . . . . . . . . . .   (31,613)   (29,506)  (29,447)
Miscellaneous. . . . . . . . . . . . . . . . .     2,922     10,973     1,318
INCOME BEFORE INCOME TAXES . . . . . . . . . .    19,494     86,864   120,239
PROVISION FOR TAXES ON INCOME (see Note 9)
Current. . . . . . . . . . . . . . . . . . . .    (1,315)    14,861    29,049
Deferred . . . . . . . . . . . . . . . . . . .     8,115     15,639    15,151
                                                   6,800     30,500    44,200

NET INCOME . . . . . . . . . . . . . . . . . .  $ 12,694   $ 56,364  $ 76,039
      Per share. . . . . . . . . . . . . . . .  $   0.25   $   1.09  $   1.47


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1997       1996      1995
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,558   $ 77,627  $ 77,745
      Ascribed value of stock purchased. . . .       (43)       (69)     (118)
      Balance at end of year . . . . . . . . .  $ 77,515   $ 77,558  $ 77,627
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $389,548   $366,966  $323,202
      Net income . . . . . . . . . . . . . . .    12,694     56,364    76,039
      Less cash dividends on common stock
        ($0.64, $0.64, $0.60 per share,
         respectively) . . . . . . . . . . . .   (33,083)   (33,107)  (31,070)
      Less purchases of common stock . . . . .      (474)      (675)   (1,205)
      Balance at end of year . . . . . . . . .  $368,685   $389,548  $366,966
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,706     51,751    51,830
      Purchases. . . . . . . . . . . . . . . .       (29)       (45)      (79)
      Balance at end of year . . . . . . . . .    51,677     51,706    51,751

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1997       1996       1995
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $  105,850 $   99,147 $  118,164
  Allowance for doubtful accounts. . . . . .       1,100      1,100      1,100
Inventories (see Note 2) . . . . . . . . . .      84,502     93,718     82,534
Other. . . . . . . . . . . . . . . . . . . .       8,432     11,923      9,372
            Total current assets . . . . . .     197,684    203,688    208,970
Capital assets:
Buildings, machinery and equipment at cost .   1,572,089  1,456,432  1,355,740
  Accumulated depreciation . . . . . . . . .     774,852    710,946    655,822
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .     797,237    745,486    699,918
Plant sites at cost. . . . . . . . . . . . .       3,041      2,909      2,834
                                                 800,278    748,395    702,752
Timber at cost less depletion. . . . . . . .     187,141    177,683    178,494
Roads at cost less amortization. . . . . . .       8,866      8,956      9,291
Timberland at cost . . . . . . . . . . . . .      17,076     16,103     16,049
                                                 213,083    202,742    203,834
            Total capital assets . . . . . .   1,013,361    951,137    906,586
Other assets . . . . . . . . . . . . . . . .      49,858     42,455     38,267
                                              $1,260,903 $1,197,280 $1,153,823

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $    9,834 $   13,031 $   10,272
Accounts payable . . . . . . . . . . . . . .      53,647     44,533     60,730
Short-term borrowings (see Note 4) . . . . .      56,000     38,000     36,000
Payrolls payable . . . . . . . . . . . . . .      13,206     11,125     10,703
Federal income taxes payable . . . . . . . .           -          -      2,475
Other taxes payable. . . . . . . . . . . . .      10,498     11,906     12,112
Current installments of long-term debt . . .      14,118     34,119     34,119
            Total current liabilities  . . .     157,303    152,714    166,411
Long-term debt (see Note 5). . . . . . . . .     498,137    426,255    409,374
Deferred taxes - net (see Note 9). . . . . .     141,623    135,106    119,205
Other liabilities. . . . . . . . . . . . . .      14,334     12,793     10,934
Commitments (see Note 12). . . . . . . . . .         -          -            -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares         -          -            -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,676,567, 51,705,577 and 51,751,032
 shares, respectively (see Note 11). . . . .      77,515     77,558     77,627
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     368,685    389,548    366,966
            Total shareholders' equity . . .     449,506    470,412    447,899
                                              $1,260,903 $1,197,280 $1,153,823

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        1997      1996      1995
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $ 12,694  $ 56,364  $ 76,039
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     81,213    74,709    66,719
   Depletion and amortization  . . . . . . .      5,158     4,745    12,684
   Deferred taxes - net  . . . . . . . . . .      6,517    15,901    15,971
   Loss on disposition of capital assets . .      3,961     5,762     1,428

Change in:
   Accounts and notes receivable - net . . .     (6,703)   19,017   (16,874)
   Inventories . . . . . . . . . . . . . . .      9,216   (11,184)  (15,229)
   Other . . . . . . . . . . . . . . . . . .      3,491    (2,551)   (1,775)
   Other noncurrent assets . . . . . . . . .     (7,403)   (4,188)   (6,819)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .      6,950   (16,109)    7,886
   Federal income taxes payable. . . . . . .          -    (2,475)     (454)
   Other noncurrent liabilities. . . . . . .      1,541     1,859     2,195
Cash provided by operations. . . . . . . . .    116,635   141,850   141,771

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .   (139,727) (127,558) (138,613)
               Timber and timberlands. . . .    (15,716)   (3,822)  (35,046)
Proceeds from sale of capital assets . . . .      2,887     1,613     1,751
Cash used for investing. . . . . . . . . . .   (152,556) (129,767) (171,908)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .     86,000    51,000    77,000
Reduction in long-term debt. . . . . . . . .    (34,119)  (34,119)  (45,993)
Short-term borrowings. . . . . . . . . . . .     18,000     2,000    35,000
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .     (3,197)    2,759    (2,233)
Accounts payable for construction. . . . . .      2,837       128    (1,244)
Cash dividends . . . . . . . . . . . . . . .    (33,083)  (33,107)  (31,070)
Purchase of common stock . . . . . . . . . .       (517)     (744)   (1,323)
Cash provided by (used for) financing. . . .     35,921   (12,083)   30,137

Change in cash position. . . . . . . . . . .        -         -         -
Cash position, beginning of year . . . . . .        -         -         -
Cash position, end of year . . . . . . . . .   $    -    $    -    $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 32,037  $ 30,023  $ 28,718
 Capitalized interest  . . . . . . . . . . .      3,290     3,230     3,442
 Income taxes  . . . . . . . . . . . . . . .     (3,197)   19,625    30,109

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

EARNINGS PER SHARE
Net income per common share is computed on the basis of weighted average shares outstanding of 51,691,411, 51,731,407, and 51,786,698 for 1997, 1996
and 1995, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

REVENUE RECOGNITION
The company recognizes revenues when goods are shipped.

MISCELLANEOUS INCOME
In fiscal 1996, $9,470,000 was recorded as miscellaneous income as consideration for the termination of an electrical power sales agreement.

NOTE 2 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           1997        1996        1995
Finished goods  . . . . . . . .   $ 43,571    $ 39,962    $ 38,973
Goods in process. . . . . . . .     28,881      33,632      39,905
Raw materials . . . . . . . . .     11,879      22,505      35,350
Supplies (at average cost). . .     42,322      45,236      38,707
                                   126,653     141,335     152,935
LIFO Reserve. . . . . . . . . .    (42,151)    (47,617)    (70,401)
                                  $ 84,502    $ 93,718    $ 82,534


NOTE 3 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1997        1996        1995
Buildings - net . . . . . . . .   $ 66,494    $ 61,914    $ 54,115
Machinery and equipment - net .    730,743     683,572     645,803
                                  $797,237    $745,486    $699,918


NOTE 4 - SHORT-TERM BORROWINGS:
At October 31, 1997, the company had bank lines of credit totaling $330 million. Of this amount, $200 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Euro Dollar Rate plus 0.5% or the bank's prime rate, whichever the company selects. Also, the company can request a "Competitive Bid" specifying dollar amounts and loan duration. The various banks may then bid, specifying rates and amounts, which the company may accept or reject.
The credit agreement contains certain financial covenants and provides for a 0.25% facility fee. This agreement has an expiration date of February 28, 1999 with renewal provisions beyond that date. At October 31, 1997, the company had loans of $200 million under the credit agreement.

Also available was a bank credit agreement providing committed lines of credit totaling $55 million. The agreement provides for a nominal commitment fee and expires November 1, 1999 with renewal provisions beyond that date. At October 31, 1997 the company had loans of $45 million under this credit agreement.

Other bank credit lines totaling $75 million were available for additional borrowing needs. Included in this amount were committed lines of credit of $20 million and $10 million both of which expire March 31, 1999. The other $45 million is uncommitted. At October 31, 1997, the company had an outstanding balance of $55 million under these credit lines.

Short-term borrowings of $244 million, $223 million and $222 million at October 31, 1997, 1996 and 1995, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1997        1996        1995
Notes payable October 31 . . . .   $300,000    $261,000    $258,000
Interest rate October 31 . . . .       6.2%        5.9%        6.4%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $286,227    $253,893    $250,512
Average* interest rate
 during year . . . . . . . . . .       6.1%        6.1%        6.5%
Maximum amount of notes
 payable at any month end. . . .   $303,000    $274,000    $272,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 5 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             1997        1996        1995
Senior notes due through 2004
 (6.17%-9.49%) - Note (a) . . . .   $239,000    $208,000    $192,000
Revenue bonds payable through
 2018 (floating rates, currently
 3.65%-3.95%) - Note (b). . . . .     28,900      28,900      28,900
Other . . . . . . . . . . . . . .        355         474         593
Notes payable - banks -
 Note 4 above . . . . . . . . . .    244,000     223,000     222,000
                                     512,255     460,374     443,493
    Less current installments . .     14,118      34,119      34,119
Net long-term debt. . . . . . . .   $498,137    $426,255    $409,374

Scheduled maturities
        1999            $274,119
        2000              30,118
        2001              40,000
        2002              45,000
        2003-2018        108,900
                        $498,137

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio and restrictions on payments of dividends. Accordingly, at October 31, 1997, approximately $53 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1997, $28,900,000 was secured by liens on the equipment.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt exceeded the stated value by approximately $1 million, $2 million and $7 million at October 31, 1997, 1996 and 1995, respectively.

NOTE 7 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 5.25% for 1997 and 1996 and 8% and 5.25% for 1995. The expected long-term rate of return on assets was 10% for 1997 and 9% for 1996 and 1995.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

(thousands)                               1997         1996         1995
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $165,335     $155,770     $139,308
   Vested and nonvested . . . . . .   $171,314     $156,317     $140,608
   Projected for service
     rendered . . . . . . . . . . .   $196,510     $184,079     $165,042
Plan assets at fair value,
 primarily listed stocks. . . . . .    386,372      311,548      269,785
Excess plan assets. . . . . . . . .    189,862      127,469      104,743
Items not recognized in earnings:
 Net (asset) at adoption of FAS 87.     (4,686)      (6,056)      (7,425)
 Unrecognized prior service cost. .     12,592       16,698       20,699
 Unrecognized net (gain) .  . . . .   (159,545)    (107,542)     (91,950)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 38,223     $ 30,569     $ 26,067

Net pension (income) includes
 the following:
   Service cost . . . . . . . . . .   $  5,189     $  4,557     $  4,220
   Interest cost. . . . . . . . . .     13,689       12,824       12,211
   Actual (return) on plan assets .    (84,422)     (51,069)     (41,199)
   Net amortization and deferral. .     57,890       29,186       22,795

Net pension (income). . . . . . . .   $ (7,654)    $ (4,502)    $ (1,973)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive was $1,295,000, $1,199,000 and $1,151,000 during 1997,
1996 and 1995, respectively.

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents.
Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,095,000, $2,271,000 and $2,589,000 in 1997, 1996 and 1995, respectively.

The components of expense were as follows:

(thousands)                                    1997    1996    1995
Service cost . . . . . . . . . . . . . . .   $  718  $  545  $  717
Interest cost. . . . . . . . . . . . . . .    1,125   1,227   1,373
Net amortization and deferral. . . . . . .      252     499     499
Net periodic postretirement benefit cost .   $2,095  $2,271  $2,589

The accumulated postretirement benefit obligation consists of the following:

(thousands)                                     1997      1996      1995
Retirees . . . . . . . . . . . . . . . . .  $ (1,829) $ (2,954) $ (3,448)
Fully eligible active plan participants. .    (3,844)   (3,817)   (3,836)
Other active plan participants . . . . . .   (10,877)  (10,494)  (11,519)
Total accumulated postretirement
  benefit obligation . . . . . . . . . . .   (16,550)  (17,265)  (18,803)
Unrecognized net(gain)loss . . . . . . . .    (5,262)   (3,440)     (606)
Unrecognized transition obligation . . . .     7,478     7,976     8,475
Accrued postretirement benefit cost. . . .  $(14,334) $(12,729) $(10,934)

The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 12% for the indemnity plan and 7.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 1997 was calculated using a health care cost trend rate of 11% for the indemnity plan and 7% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% is reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $2,102,000 effect on the accumulated postretirement benefit obligation as of October 31, 1997 and a $143,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.5% at October 31, 1997 and 1996 and 8% at October 31, 1995.


NOTE 9 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                1997       1996       1995
Current:
  Federal. . . . . . . . . . . . . .    $(1,293)   $13,452    $26,495
  State. . . . . . . . . . . . . . .        (22)     1,409      2,554
                                         (1,315)    14,861     29,049
Deferred:
  Federal. . . . . . . . . . . . . .      7,453     15,348     14,405
  State. . . . . . . . . . . . . . .        662        291        746
                                          8,115     15,639     15,151
                                        $ 6,800    $30,500    $44,200

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1997       1996       1995
Expected federal income tax rate . .        35%        35%        35%
Foreign Sales Corporation. . . . . .        (2)         -         (1)
State income taxes less
  federal income tax benefit . . . .         2          1          2
Other. . . . . . . . . . . . . . . .         -         (1)         1
                                            35%        35%        37%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1997      1996      1995
Current:
  Non-deductible accruals. . . . . .      $ (4,555) $ (6,153) $ (5,891)

Non-current:
  Depreciation . . . . . . . . . . .      $148,661  $139,951  $135,146
  Employee Benefit Plans . . . . . .        14,058    11,219     9,648
  Alternative Minimum Tax. . . . . .       (12,672)  (10,042)  (20,547)
  Other. . . . . . . . . . . . . . .        (8,424)   (6,022)   (5,042)
  Non-current deferred tax . . . . .      $141,623  $135,106  $119,205

Federal income tax returns through 1991 have been settled with the Internal Revenue Service.


NOTE 10 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard.
The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's sixteen converting plants in eleven states produce shipping containers, and merchandise and grocery bags. The tonnage of paper and containerboard used in the converting plants equals approximately 63% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia, of $169,055,000, $153,878,000 and $229,984,000
during 1997, 1996 and 1995, respectively.  All sales are made in U. S.
dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $309,562,000, $306,101,000 and $253,674,000 have been allocated to converted products at October 31, 1997, 1996 and 1995, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   1997       1996       1995
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  186,814 $  186,405   $207,735
Paper and paperboard . . . . . . . .       196,192    199,827    308,356
Converted products . . . . . . . . .       389,839    436,490    469,424
  Total. . . . . . . . . . . . . . .       772,845    822,722    985,515
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .       101,740    104,449    121,738
Paper and paperboard . . . . . . . .        (5,143)     4,300      7,442
Converted products . . . . . . . . .       (49,196)    (3,963)    18,594
Interest expensed and other. . . . .       (27,907)   (17,922)   (27,535)
  Income before income taxes . . . .        19,494     86,864    120,239
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       260,832    255,529    254,586
Paper and paperboard . . . . . . . .       319,548    279,383    313,778
Converted products . . . . . . . . .       680,523    662,368    585,459
  Total. . . . . . . . . . . . . . .     1,260,903  1,197,280  1,153,823
DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .         8,669      7,921     15,740
Paper and paperboard . . . . . . . .        22,940     20,201     22,964
Converted products . . . . . . . . .        54,762     51,332     40,699
  Total. . . . . . . . . . . . . . .        86,371     79,454     79,403
ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .        17,608      7,939     38,289
Paper and paperboard . . . . . . . .        43,955     29,552     26,721
Converted products . . . . . . . . .        93,880     93,889    108,649
  Total. . . . . . . . . . . . . . .    $  155,443 $  131,380  $ 173,659


NOTE 11 - SHAREHOLDER RIGHTS PLAN:
On December 6, 1996, the company's Board of Directors amended the Shareholder Rights Plan by lowering the ownership and tender offer thresholds triggering a distribution of the rights certificates under the rights agreement. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 1999, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $4.00 ($40 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $48 million, $103 million and $93 million at October 31, 1997, 1996 and 1995, respectively.


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1997
Net sales. . . . . . . . . .  $182,211  $185,860  $197,385  $207,389  $772,845
Gross profit . . . . . . . .    22,517    29,675    30,839    28,130   111,161
Net income . . . . . . . . .        28     4,626     4,142     3,898    12,694
Net income per share (1) . .         -      0.09      0.08      0.08      0.25

1996
Net sales. . . . . . . . . .  $209,213  $199,716  $197,593  $216,200  $822,722
Gross profit . . . . . . . .    46,767    38,077    33,228    46,913   164,985
Net income . . . . . . . . .    15,539    10,035    13,924    16,866    56,364
Net income per share (1) . .      0.30      0.19      0.27      0.33      1.09

1995
Net sales  . . . . . . . . .  $227,519  $234,215  $253,363  $270,418  $985,515
Gross profit . . . . . . . .    48,051    57,697    51,436    50,299   207,483
Net income . . . . . . . . .    16,548    22,542    18,912    18,037    76,039
Net income per share (1) . .      0.32      0.43      0.37      0.35      1.47

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement which is hereby incorporated by reference as part of this Form 10-K. See Part I of this Form 10-K for a listing of the executive officers of the company.

ITEM 11.  EXECUTIVE COMPENSATION

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement which is hereby incorporated by reference as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement which is hereby incorporated by reference as part of this Form 10-K.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

     (1)  Financial Statements:

          The 1997, 1996 and 1995 consolidated financial statements are included in Item 8 of Part II of this Form 10-K.

          The individual financial statements of the company and its subsidiaries have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1997.

     (2)  Financial Statement Schedules:

          Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of Part II of this Form 10-K.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (b)

          3.2  Bylaws of Longview Fibre Company   (b)

          4.1  Rights Agreement   (a)

          4.2  First Amendment to Rights Agreement   (i)

          4.3 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2004 (6.17% - 9.49%)    $239,000,000

               Revenue Bonds payable through 2018 (floating rates,
               3.65% through 3.95% at October 31, 1997)          $28,900,000

               Other                                             $   355,000

         10.1  Form of Termination Protection Agreement   (g)(*)

         10.2  $170,000,000 Credit Agreement   (f)

         10.3  First Amendment to Credit Agreement   (f)

         10.4  Second Amendment to Credit Agreement  (g)

         10.5  Third Amendment to Credit Agreement   (g)

         10.6  Fourth Amendment to Credit Agreement  (h)

         10.7  Fifth Amendment to Credit Agreement   (j)

         10.8  Sixth Amendment to Credit Agreement

         23    Consent of Independent Accountants

         27    Financial Data Schedule

         99.1  Salary Savings Plan                     (c)(*)

         99.2  Salary Savings Plan - Amendment No. 1   (g)(*)

         99.3  Salary Savings Plan - Amendment No. 2   (g)(*)

         99.4  Salary Savings Plan - Amendment No. 3   (g)(*)

         99.5  Salary Savings Plan - Amendment No. 4   (h)(*)

         99.6  Salary Savings Plan - Amendment No. 5   (h)(*)

         99.7  Salary Savings Plan - Amendment No. 6   (h)(*)

         99.8  Salary Savings Plan - Amendment No. 7   (h)(*)

         99.9  Hourly Savings Plan                     (d)

         99.10 Hourly Savings Plan - Amendment No. 1   (g)

         99.11 Hourly Savings Plan - Amendment No. 2   (g)

         99.12 Hourly Savings Plan - Amendment No. 3   (g)

         99.13 Hourly Savings Plan - Amendment No. 4   (h)

         99.14 Hourly Savings Plan - Amendment No. 5   (h)

         99.15 Branch Hourly Savings Plan              (e)

         99.16 Branch Hourly Savings Plan - Amendment No. 1   (g)

         99.17 Branch Hourly Savings Plan - Amendment No. 2   (g)

         99.18 Branch Hourly Savings Plan - Amendment No. 3   (h)

         99.19 Branch Hourly Savings Plan - Amendment No. 4   (h)

         (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
         (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         (c) Incorporated by reference to the Registration Statement on Form S-8 (No. 33-14358) filed November 4, 1990.
         (d)    Incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992.
         (e)    Incorporated by reference to the Registration Statement on
                Form S-8 (No. 33-56620) filed December 31, 1992.
         (f) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1993.
         (g) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
         (h) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1995.
         (i) Incorporated by reference to company's Current Report on Form 8-K dated December 6, 1996.
         (j) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1996.

         (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended October 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                                     1-27-98
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                   1-27-98
R. P. Wollenberg, Chief Executive Officer              Date
              and Director

\s\ L. J. Holbrook                                     1-27-98
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                                      1-27-98
A. G. Higgens, Chief Accounting Officer                Date

\s\ R. B. Arkell                                       1-27-98
R. B. Arkell, Director                                 Date

\s\ D. L. Bowden                                       1-27-98
D. L. Bowden, Director                                 Date

\s\ M. A. Dow                                          1-27-98
M. A. Dow, Director                                    Date

\s\ J. R. Kretchmer                                    1-27-98
J. R. Kretchmer, Director                                 Date

\s\ R. J. Parker                                       1-27-98
R. J. Parker, Director                                 Date

\s\ D. A. Wollenberg                                   1-27-98
D. A. Wollenberg, Director                             Date

\s\ R. H. Wollenberg                                   1-27-98
R. H. Wollenberg, Director                             Date