Form 10-Q
period 1998-01-31
LONGVIEW FIBRE CO
filed 1998-03-12
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   January 31, 1998        Commission file number   0-1370
                 ---------------------------                         ----------


                             Longview Fibre Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 300 Fibre Way, Longview, Washington               91-0298760
------------------------------------       ------------------------------------
  (State or other jurisdiction of                (I. R. S. Employer
  incorporation or organization)                 Identification No.)


     P. O. Box 639, Longview, Washington                 98632
-------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (360) 425-1550
                                                 ------------------------------


                                  Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No
                                                          -----    -----
        51,676,567 Common Shares were outstanding as of January 31, 1998

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Jan. 31     Oct. 31     Jan. 31
                                                  1998        1997        1997
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $83,603    $105,850     $87,762
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market;
   costs are based on last-in, first-out method
   except for supplies at current averages
    Finished goods                              24,718      24,832      17,792
    Goods in process                            21,276      13,868      14,043
    Raw materials and supplies                  48,660      45,802      53,587
  Other                                          9,365       8,432      13,276
                                            ----------- ----------- -----------
         Total current assets                  186,522     197,684     185,360
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,593,101   1,572,089   1,489,100
    Accumulated depreciation                   795,329     774,852     729,766
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    797,772     797,237     759,334
  Plant sites at cost                            3,041       3,041       2,909
                                            ----------- ----------- -----------
                                               800,813     800,278     762,243

  Timber at cost less depletion                195,824     187,141     177,440
  Roads at cost less amortization                8,768       8,866       8,785
  Timberland at cost                            19,702      17,076      16,206
                                            ----------- ----------- -----------
                                               224,294     213,083     202,431
                                            ----------- ----------- -----------
         Total capital assets                1,025,107   1,013,361     964,674
                                            ----------- ----------- -----------
OTHER ASSETS                                    54,089      49,858      44,805
                                            ----------- ----------- -----------
                                            $1,265,718  $1,260,903  $1,194,839
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                           $11,219      $9,834      $8,644
  Accounts payable                              42,299      53,647      41,822
  Short-term borrowings                         59,000      56,000      54,000
  Payrolls payable                              11,641      13,206      11,489
  Federal income taxes payable                      --          --          --
  Other taxes payable                           10,837      10,498      13,099
  Current installments of long-term debt        14,118      14,118      14,119
                                            ----------- ----------- -----------
         Total current liabilities             149,114     157,303     143,173
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 529,137     498,137     441,255
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           138,532     141,623     135,114
                                            ----------- ----------- -----------
OTHER LIABILITIES                               14,770      14,334      13,264
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,676,567; 51,676,567 and 51,697,912
   shares respectively                          77,515      77,515      77,547
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            353,344     368,685     381,180
                                            ----------- ----------- -----------
         Total shareholders' equity            434,165     449,506     462,033
                                            ----------- ----------- -----------
                                            $1,265,718  $1,260,903  $1,194,839
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------

                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1998        1997
                                                        ----------- -----------
Net sales:
  Timber                                                   $35,395     $48,161
  Paper and paperboard                                      46,824      37,115
  Converted products                                        93,998      96,935
                                                        ----------- -----------
                                                           176,217     182,211
                                                        ----------- -----------

Cost of products sold, including outward freight           162,183     159,694
                                                        ----------- -----------
Gross profit                                                14,034      22,517
                                                        ----------- -----------


Selling, administrative and general expenses                15,988      15,446
                                                        ----------- -----------

Operating profit (loss):
  Timber                                                    16,110      28,690
  Paper and paperboard                                      (5,723)     (4,106)
  Converted products                                       (12,341)    (17,513)
                                                        ----------- -----------
                                                            (1,954)      7,071
                                                        ----------- -----------

Other income (expense):
  Interest income                                              152         146
  Interest expensed                                         (9,443)     (7,442)
  Miscellaneous                                                363         269
                                                        ----------- -----------
                                                           (10,882)         44

Provision for taxes on income:
  Current                                                     (718)          8
  Deferred                                                  (3,091)          8
                                                        ----------- -----------
                                                            (3,809)         16
                                                        ----------- -----------
Net income (loss)                                          ($7,073)        $28
                                                        =========== ===========

Dollars per share:
  Net income (loss)                                         ($0.14)      $  --
  Dividends                                                  $0.16       $0.16

Average shares outstanding in the hands
 of the public  (000 omitted)                               51,677      51,699

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------
                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1998        1997
                                                        ----------- -----------
Cash provided by (used for) operations:
Net income (loss)                                          ($7,073)        $28
Charges to income not requiring cash -
  Depreciation                                              21,176      19,656
  Depletion and amortization                                 1,230       1,314
  Deferred taxes - net                                      (3,091)          8
  Loss on disposition of capital assets                        439         790

Change in:
  Accounts and notes receivable                             22,247      11,385
  Inventories                                              (10,152)      8,296
  Other                                                       (933)     (1,353)
  Other noncurrent assets                                   (4,231)     (2,350)
  Accounts, payrolls and other taxes payable                (4,814)      2,314
  Other noncurrent liabilities                                 436         471
                                                        ----------- -----------
Cash provided by operations                                 15,234      40,559
                                                        ----------- -----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment                         (22,200)    (34,360)
               Timber and timberlands                      (12,458)     (1,021)
Proceeds from sale of capital assets                            67          84
                                                        ----------- -----------
Cash used for investing                                    (34,591)    (35,297)
                                                        ----------- -----------

Cash provided by (used for) financing:
Long-term debt                                              31,000      (5,000)
Short-term borrowings                                        3,000      16,000
Payable to bank resulting from checks in transit             1,385      (4,387)
Accounts payable for construction                           (7,760)     (3,468)
Cash dividends                                              (8,268)     (8,272)
Purchase of common stock                                         0        (135)
                                                        ----------- -----------
Cash used for financing                                     19,357      (5,262)
                                                        ----------- -----------

Change in cash position                                         --          --
Cash position, beginning of period                              --          --
                                                        ----------- -----------
Cash position, end of period                              $     --    $     --
                                                        =========== ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)                        $7,933      $8,723
Income taxes                                                  (657)       (227)

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                        -----------------------
                                                              1998        1997
                                                        ----------- -----------
Common stock:
  Balance at beginning of period                           $77,515     $77,558
  Ascribed value of stock purchased                             --         (11)
                                                        ----------- -----------
  Balance at end of period                                 $77,515     $77,547
                                                        =========== ===========

Additional paid-in capital:
  Balance at beginning of period                            $3,306      $3,306
                                                        ----------- -----------
  Balance at end of period                                  $3,306      $3,306
                                                        =========== ===========

Retained earnings:
  Balance at beginning of period                          $368,685    $389,548
  Net income (loss)                                         (7,073)         28
  Less cash dividends on common stock                       (8,268)     (8,272)
  Less purchases of common stock                                --        (124)
                                                        ----------- -----------
  Balance at end of period                                $353,344    $381,180
                                                        =========== ===========

Dividends paid per share                                     $0.16       $0.16
                                                        =========== ===========

Common shares:
  Balance at beginning of period                            51,677      51,706
  Purchases                                                     --          (8)
                                                        ----------- -----------
  Balance at end of period                                  51,677      51,698
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

                        Consolidated Statement of Income
                        --------------------------------
                Three Months Ended January 31, 1998 compared with
                -------------------------------------------------
                      Three Months Ended January 31, 1997
                      -----------------------------------

A net loss of $7 million was incurred in the first fiscal quarter of 1998 as compared with net income of $28,000 in the first fiscal quarter of 1997. The loss resulted from a significant decrease in timber operating profit and continued operating losses in the manufacturing segments of the business.

Timber
------
Operating profits declined 44% in the first quarter 1998 as compared with the first quarter 1997. The reduced profit resulted from average log and lumber prices decreasing 22% and 39%, respectively, and log volume declining 6% compared with year ago levels. These results were driven by the deterioration of the log export market during the latter half of 1997 caused by an increase in the supply of export quality logs, reduced end user demand in Japan and the strengthening of the U.S. dollar.

The export market appears to have bottomed out in the first quarter 1998 as the excess log supply in the marketplace was eliminated. Export log demand improved substantially during the quarter and is currently good, and prices have improved modestly. Domestic log markets appear stable.

Paper and Paperboard
--------------------
Operating losses for paper and paperboard increased to $5.7 million from $4.1 million in the first quarter 1998 compared with the first quarter 1997. The increased loss primarily resulted from a 5% and 1% reduction in average paper and paperboard prices, respectively. The volume of paper and paperboard sold increased 20% and 54% compared with year ago levels. Costs were high in both the first quarter 1998 and the first quarter 1997 due to mill shutdowns of 9 and 12 days, respectively, during which extensive planned maintenance and repair work was completed, and due to machine rebuilds. First quarter 1998 costs were adversely affected by a 15% increase in wood chip costs and favorably affected by lower fixed costs per ton due to increased production. The mill operated at 80% of capacity in the first quarter.

The domestic market for paper and paperboard appears to have bottomed out and the price increases implemented last fall appear to have held. The demand for export paperboard was weak during the first quarter 1998. It is unknown if this is a pronounced temporary decline in demand or a longer term decline associated with economic conditions in Asia or the Asian currency crisis.

Converted Products
------------------
First quarter 1998 sales decreased 3% as a result of a 2% reduction in volume sold and a 1% reduction in average price. Operating losses from converted products decreased to $12 million in first quarter 1998 from $18 million in first quarter 1997 due to lower costs for containerboard used to manufacture boxes and lower per unit operating costs at the box plants. Average price was below the level needed for profitable results.

Demand was at satisfactory levels during the first quarter 1998 and prices improved 8% compared with the fourth quarter 1997. The company continues to develop its specialty and niche products which approximates 25% of sales.

                                                     Three Months
                                                   Ended January 31
                                                                         %
Other Data                                        1998        1997    CHANGE
----------                                  -----------------------------------
Sales
  Logs, thousands of board feet                 47,000      50,000     -  6
  Lumber, thousands of board feet               17,000      14,000     + 21
  Paper, tons                                   49,000      41,000     + 20
  Paperboard, tons                              43,000      28,000     + 54
  Converted products, tons                     127,000     130,000     -  2
  Logs, $/thousand board feet                 $    635    $    812     - 22
  Lumber, $/thousand board feet                    335         550     - 39
  Paper, $/ton FOB mill equivalent                 606         635     -  5
  Paperboard, $/ton FOB mill equivalent            343         347     -  1
  Converted products, $/ton                        741         745     -  1


Other
-----
Interest expensed increased 27% for the first quarter 1998 as compared with the like period in 1997 due to a higher level of borrowing.

Income Taxes
------------
Taxes are approximately 35% and 36% of pretax income (loss) for fiscal 1998 and 1997, respectively.

                         Liquidity and Capital Resources
                         -------------------------------
At January 31, 1998, the company had bank lines of credit totaling
$355 million. Of this amount $200 million was under a credit agreement with a group of banks expiring February 28, 1999, and $55 million was under a credit agreement expiring November 1, 1999. At the end of the first fiscal quarter 1998, the company had outstanding $255 million of notes payable under these agreements. At January 31, 1998, the company had an outstanding balance of $79 million under the remaining $100 million lines of credit leaving
$21 million of bank lines available for future borrowing needs. Also outstanding at January 31, 1998, were senior notes of $239 million and revenue bonds of $28.9 million.

During February 1998, the $200 million credit agreement and the $55 million credit agreement were terminated and replaced by a three year credit agreement with a group of banks in the amount of $260 million. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.50%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.25% per year.

Capital expenditures for plant and equipment and timberland purchases exceeded available funds generated by operations and were funded by increased borrowings. With reduced cash flow, capital expenditures are being reduced. While much remains to be done to optimize our manufacturing capabilities, the most urgent projects have been completed or will be completed in the near future. Capital expenditures for plant and equipment are expected to be between $50 million and $70 million for fiscal 1998 of which $22 million was incurred in the first quarter. The current backlog of approved projects is $40 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.16 per share were declared and paid in the first quarter in the aggregate of $8,268,000.

                           Forward Looking Statements
                           --------------------------
This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected results of planned paper mill improvement projects and anticipated cost of and availability of financing for planned capital improvement projects. Forward-looking statements are based on the company estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         Nothing to report.



ITEM 2.  CHANGES IN SECURITIES.

         Nothing to report.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Longview Fibre Company was held on January 27, 1998 at which time four Class II Directors were elected.

                  CLASS II DIRECTORS ELECTED
                  (Terms to Expire in 2001)            Votes Cast

                                                   For    Withheld  Abstentions
                                            ----------- ----------- -----------
         Robert E. Wertheimer               44,687,544   1,170,587     586,216

         Donald C. Stibich                  44,691,262   1,166,869     586,216

         Lisa J. Holbrook                   44,533,271   1,324,860     586,216

         John R. Kretchmer                  44,682,665   1,175,466     586,216


            DIRECTORS WHOSE TERM CONTINUES

                     CLASS III DIRECTORS
                  (Terms to Expire in 1999)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

                     CLASS I DIRECTORS
                  (Terms to Expire in 2000)

         David A. Wollenberg

         David L. Bowden

         Richard H. Wollenberg

         Richard J. Parker



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




                                 LONGVIEW FIBRE COMPANY
                                 ----------------------------------------------
                                  (Registrant)




Date    3-12-98                     \s\ L. J. Holbrook
    -----------------------      ----------------------------------------------
                                 L. J. Holbrook, Senior Vice President-Finance,
                                     Secretary and Treasurer




Date    3-12-98                     \s\ A. G. Higgens
    -----------------------      ----------------------------------------------
                                 A. G. Higgens, Assistant Treasurer