Form 10-Q
period 1998-04-30
LONGVIEW FIBRE CO
filed 1998-06-09
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   April 30, 1998          Commission file number   0-1370
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

        51,676,567 Common Shares were outstanding as of April 30, 1998

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Apr. 30     Oct. 31     Apr. 30
                                                  1998        1997        1997
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $85,802    $105,850     $84,118
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              25,445      24,832      18,408
    Goods in process                            19,220      13,868      14,969
    Raw materials and supplies                  48,192      45,802      52,530
  Other                                          8,317       8,432      10,929
                                            ----------- ----------- -----------
         Total current assets                  185,876     197,684     179,854
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,611,987   1,572,089   1,519,949
    Accumulated depreciation                   813,392     774,852     747,837
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    798,595     797,237     772,112
  Plant sites at cost                            3,041       3,041       2,932
                                            ----------- ----------- -----------
                                               801,636     800,278     775,044

  Timber at cost less depletion                197,014     187,141     178,466
  Roads at cost less amortization                8,601       8,866       8,593
  Timberland at cost                            18,486      17,076      16,248
                                            ----------- ----------- -----------
                                               224,101     213,083     203,307
                                            ----------- ----------- -----------
         Total capital assets                1,025,737   1,013,361     978,351
                                            ----------- ----------- -----------
OTHER ASSETS                                    57,028      49,858      45,641
                                            ----------- ----------- -----------
                                            $1,268,641  $1,260,903  $1,203,846
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                           $11,072      $9,834      $8,768
  Accounts payable                              39,695      53,647      38,162
  Short-term borrowings                         59,000      56,000      57,000
  Payrolls payable                              14,376      13,206      14,338
  Other taxes payable                           10,201      10,498      11,306
  Current installments of long-term debt        14,118      14,118      14,119
                                            ----------- ----------- -----------
         Total current liabilities             148,462     157,303     143,693
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 547,137     498,137     451,255
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           136,528     141,623     136,822
                                            ----------- ----------- -----------
OTHER LIABILITIES                               15,207      14,334      13,734
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY:
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,676,567; 51,676,567 and 51,694,912
   shares respectively                          77,515      77,515      77,542
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            340,486     368,685     377,494
                                            ----------- ----------- -----------
         Total shareholders' equity            421,307     449,506     458,342
                                            ----------- ----------- -----------
                                            $1,268,641  $1,260,903  $1,203,846
                                            =========== =========== ===========


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME Unaudited)
-------------------------------------------
                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $43,650     $49,313     $79,045     $97,474
  Paper and paperboard              45,609      46,668      92,433      83,783
  Converted products                96,679      89,879     190,677     186,814
                                  --------- ----------- ----------- -----------
                                   185,938     185,860     362,155     368,071
                                  --------- ----------- ----------- -----------

Cost of products sold, including
 outward freight                   167,565     156,185     329,748     315,879
                                  --------- ----------- ----------- -----------
Gross profit                        18,373      29,675      32,407      52,192
                                  --------- ----------- ----------- -----------

Selling, administrative
 and general expenses               16,325      15,530      32,313      30,976
                                  --------- ----------- ----------- -----------

Operating profit (loss):
  Timber                            21,199      28,743      37,309      57,433
  Paper and paperboard              (6,119)       (912)    (11,842)     (5,018)
  Converted products               (13,032)    (13,686)    (25,373)    (31,199)
                                  --------- ----------- ----------- -----------
                                     2,048      14,145          94      21,216
                                  --------- ----------- ----------- -----------

Other income (expense):
  Interest income                      185         128         337         274
  Interest expensed                 (9,571)     (7,247)    (19,014)    (14,689)
  Miscellaneous                        278         202         641         471
                                  --------- ----------- ----------- -----------
                                    (7,060)      7,228     (17,942)      7,272

Provision for taxes on income:
  Current                             (467)        894      (1,185)        902
  Deferred                          (2,004)      1,708      (5,095)      1,716
                                  --------- ----------- ----------- -----------
                                    (2,471)      2,602      (6,280)      2,618
                                  --------- ----------- ----------- -----------
Net income (loss)                  ($4,589)     $4,626    ($11,662)     $4,654
                                  ========= =========== =========== ===========

Dollars per share:
  Net income (loss)                 ($0.09)      $0.09      ($0.23)      $0.09
  Dividends                          $0.16       $0.16       $0.32       $0.32

Average shares outstanding in the
 hands of the public (000 omitted)  51,677      51,698      51,677      51,699

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income (loss)                  ($4,589)     $4,626    ($11,662)     $4,654
Charges to income not
 requiring cash -
  Depreciation                      21,739      19,860      42,915      39,516
  Depletion and amortization         1,507         930       2,737       2,244
  Deferred taxes - net              (2,004)      1,708      (5,095)      1,716
  Loss on disposition of
    capital assets                     236         452         675       1,242

Change in:
  Accounts and notes receivable     (2,199)      3,644      20,048      15,029
  Inventories                        1,797        (485)     (8,355)      7,811
  Other                              1,048       2,347         115         994
  Other noncurrent assets           (2,939)       (836)     (7,170)     (3,186)
  Accounts, payrolls and other
    taxes payable                      754        (682)     (4,060)      1,632
  Other noncurrent liabilities         437         470         873         941
                                  --------- ----------- ----------- -----------
Cash provided by operations         15,787      32,034      31,021      72,593
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment (24,908)    (33,192)    (47,108)    (67,552)
            Timber and timberlands  (1,333)     (1,826)    (13,791)     (2,847)
Proceeds from sale of
  of capital assets                  2,129          99       2,196         183
                                  --------- ----------- ----------- -----------
Cash used for investing            (24,112)    (34,919)    (58,703)    (70,216)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                      18,000      10,000      49,000       5,000
Short-term borrowings                   --       3,000       3,000      19,000
Payable to bank resulting from
  checks in transit                   (147)        124       1,238      (4,263)
Accounts payable for construction   (1,259)     (1,922)     (9,019)     (5,390)
Cash dividends                      (8,269)     (8,272)    (16,537)    (16,544)
Purchase of common stock                --         (45)         --        (180)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                           8,325       2,885      27,682      (2,377)
                                  --------- ----------- ----------- -----------

Change in cash position                 --        --          --            --
Cash position, beginning of period      --        --          --            --
                                  --------- ----------- ----------- -----------
Cash position, end of period       $    --   $    --     $    --      $     --
                                  ========= =========== =========== ===========


Supplemental disclosures of
  cash flow information:

Cash paid (received) during the year for:
Interest (net of amount
  capitalized)                     $10,868      $6,392     $18,801     $15,115
Income taxes                        (1,292)         68      (1,949)       (159)


The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Six Months Ended
                                        April 30              April 30
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Common stock:
  Balance at beginning of period   $77,515     $77,547     $77,515     $77,558
  Ascribed value of stock
    purchased                           --          (5)         --         (16)
                                  --------- ----------- ----------- -----------
  Balance at end of period         $77,515     $77,542     $77,515     $77,542
                                  ========= =========== =========== ===========

Additional paid-in capital:
  Balance at beginning of period    $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
  Balance at end of period          $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
  Balance at beginning of period  $353,344    $381,180    $368,685    $389,548
  Net income (loss)                 (4,589)      4,626     (11,662)      4,654
  Cash dividends on common stock    (8,269)     (8,272)    (16,537)    (16,544)
  Purchases of common stock             --         (40)         --        (164)
                                  --------- ----------- ----------- -----------
  Balance at end of period        $340,486    $377,494    $340,486    $377,494
                                  ========= =========== =========== ===========

Dividends paid per share             $0.16       $0.16       $0.16       $0.32
                                  ========= =========== =========== ===========

Common shares:
  Balance at beginning of period    51,677      51,698      51,677      51,706
  Purchases                             --          (3)         --         (11)
                                  --------- ----------- ----------- -----------
  Balance at end of period          51,677      51,695      51,677      51,695
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        Consolidated Statement of Income
                        --------------------------------
             Three and Six Months Ended April 30, 1998 compared with
             -------------------------------------------------------
                    Three and Six Months Ended April 30, 1997
                    -----------------------------------------

A net loss of $4.6 million was incurred in the second fiscal quarter of 1998 as compared with net income of $4.6 million in the second fiscal quarter of 1997. For the year-to-date periods, a net loss of $11.7 million was incurred in 1998 versus net income of $4.7 million in 1997. The losses resulted from a decrease in timber operating profits and continued operating losses in the manufacturing segments of the business.

Timber
------
Second quarter 1998 and year-to-date 1998 operating profits deteriorated by 26% and 35%, respectively, as compared with like periods in 1997 due primarily to lower log and lumber prices. Second quarter 1998 average log and lumber prices decreased 19% and 25%, respectively, and year-to-date 1998 average log and lumber prices decreased 20% and 32%, respectively. Log volume sold in the second quarter 1998 and year-to-date 1998 increased 7% and 1%, respectively, as compared with like periods in 1997.

The log export market deteriorated during the latter half of 1997 due to the log supply in the market exceeding end user demand in Japan and the strengthening of the US. dollar. Export log demand improved substantially during the year-to-date period and is currently at adequate levels while export log prices remain below peak levels. Demand in the domestic market is at satisfactory levels but current prices have declined slightly.

Paper and Paperboard
--------------------
Operating losses for paper and paperboard increased to $6.1 million from $0.9 million in the second quarter 1998 compared with the second quarter 1997.
The primary reasons for the increase in the operating loss were a 36% increase in wood chip costs and an 8% decrease in average paper prices. Average paperboard prices improved 18%. The volume of paper sold increased 17% while paperboard volume declined 34%. Second quarter costs were also adversely affected by a seven-day mill shutdown, which was taken to improve the balance between incoming orders and machine production, and by machine rebuilds. The mill operated at 74% of capacity. Operating losses for year-to-date 1998 were $11.8 million as compared with $5.0 million for the year ago period. The increase in the operating loss was primarily caused by higher wood chip costs and lower average paper prices.

The domestic market for paper and paperboard appears to have bottomed out. Domestic demand continues to grow and additions to industry capacity are expected to be modest, which may produce a more favorable pricing environment. Export linerboard markets, particularly in Asia, have been slow.

Converted Products
------------------
Operating results, compared with year ago levels, have been adversely affected by the increased cost of containerboard used to manufacture boxes. Increased costs were in part mitigated by average price increases of 5% and 2% for the second quarter 1998 and year-to-date 1998 as compared with like periods in 1997. Volume sold during the second quarter 1998 increased 2% and held steady for the year-to-date periods.

Demand was at satisfactory levels during the second quarter 1998, and average prices for the second quarter have improved 10% from their recent low in the fourth quarter 1997. The company continues to develop its specialty and niche products which approximates 25% of sales.

Other
-----
Interest expensed increased 32% for the second quarter 1998 and 29% for year-to-date 1998 as compared with like periods in 1997 due primarily to a higher level of borrowing and proportionately less interest capitalized for uncompleted capital projects.

Income Taxes
------------
Taxes are approximately 35% and 36% of pretax income (loss) for fiscal 1998 and 1997, respectively.

                                       Three Months             Six Months
                                      Ended April 30          Ended April 30
                                                    %                       %
Other Data                          1998     1997 Change    1998    1997 Change
----------                        ----------------------  ---------------------
Sales
 Logs, thousands of board feet     60,000   56,000 +  7   107,000  106,000 +  1
 Lumber, thousands of board feet   20,000   16,000 + 25    37,000   30,000 + 23
 Paper, tons                       54,000   46,000 + 17   103,000   87,000 + 18
 Paperboard, tons                  31,000   47,000 - 34    74,000   75,000 -  1
 Converted products, tons         128,000  125,000 +  2   255,000  255,000   --
 Logs, $/thousand board feet      $   610  $   749 - 19   $   621  $   779 - 20
 Lumber, $/thousand board feet        343      457 - 25       339      502 - 32
 Paper, $/ton FOB mill equivalent     593      648 -  8       599      642 -  7
 Paperboard, $/ton FOB mill equiv.    373      317 + 18       356      328 +  9
 Converted products, $/ton            757      720 +  5       749      733 +  2


                         Liquidity and Capital Resources
                         -------------------------------
At April 30, 1998, the company had bank lines of credit totaling $380 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. At the end of the second fiscal quarter 1998, the company had outstanding $210 million of notes payable under this agreement. At April 30, 1998, the company had an outstanding balance of $90 million under the remaining $120 million lines of credit leaving $80 million of banks lines available for future borrowing needs. Also outstanding at April 30, 1998, were senior notes of $291 million and revenue bonds of $28.9 million.

During the fiscal quarter ended April 30, 1998, the company completed private placements of $13 million of notes due March 31, 2006, $24 million of notes due March 31, 2008 and $15 million of notes due March 31, 2010; the aforementioned $260 million credit agreement and a three year term loan in the amount of $25 million with the same terms as the $260 million credit agreement. The company intends to use the proceeds for general corporate purposes and to repay short term borrowings.

Capital expenditures for plant and equipment and timberland purchases exceeded available funds generated by operations and were funded by increased borrowings. With reduced cash flow, capital expenditures are being reduced. While much remains to be done to optimize our manufacturing capabilities, the most urgent projects have been completed or will be completed in the near future. Capital expenditures for plant and equipment are expected to be approximately $75 million for fiscal 1998 of which $47 million was incurred in the first six months of fiscal 1998. The current backlog of approved projects is $34 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.16 per share were declared and paid in the second quarter in the aggregate of $8,269,000.


                           Forward Looking Statements
                           --------------------------
This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected results of planned paper mill improvement projects and anticipated cost of and availability of financing for planned capital improvement projects. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the US. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events.

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



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

              4.1 Credit Agreement Dated as of February 27, 1998

              4.2 (a) Note Purchase Agreement dated March 31, 1998 and Notes with respect to:
                      (i)   $13 million in Notes due March 31, 2006
                      (ii)  $24 million in Notes due March 31, 2008
                      (iii) $15 Million in Notes due March 31, 2010

                  (b) $25 million Term Loan Agreement Dated as of March 17,
                      1998

                  Agreements relating to the above-referenced indebtedness (amounting in each case to less than 10% of the assets of the Company) will be furnished to the Commission upon request.

              27  Financial Data Schedule.

         (b)  Reports of Form 8-K - Nothing to report.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LONGVIEW FIBRE COMPANY
                                  ---------------------------------------------
                                  (Registrant)




Date     6-9-98                      \s\ L. J. Holbrook
    -----------------------       ---------------------------------------------
                                  L. J. Holbrook, Senior Vice President-Finance
                                      Secretary and Treasurer




Date     6-9-98                      \s\ A. G. Higgens
    -----------------------       ---------------------------------------------
                                  A. G. Higgens, Assistant Treasurer