Form 10-Q
period 1998-07-31
LONGVIEW FIBRE CO
filed 1998-09-11
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended     July 31, 1998         Commission File Number   0-1370
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
Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No
                                                          -----    -----
        51,676,567 Common Shares were outstanding as of July 31, 1998

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------                             (000 Omitted)
                                               Jul. 31     Oct. 31     Jul. 31
                                                  1998        1997        1997
                                            (Unaudited)             (Unaudited)
                  A S S E T S               ----------- ----------- -----------
CURRENT ASSETS:
  Accounts and notes receivable                $89,189    $105,850     $83,796
    Allowance for doubtful accounts              1,100       1,100       1,100
  Inventories, at lower of cost or market; costs
   are based on last-in, first-out method except
   for supplies at current averages
    Finished goods                              25,616      24,832      18,634
    Goods in process                            17,958      13,868      14,083
    Raw materials and supplies                  48,644      45,802      54,232
  Other                                          9,688       8,432      10,504
                                            ----------- ----------- -----------
         Total current assets                  189,995     197,684     180,149
                                            ----------- ----------- -----------
CAPITAL ASSETS:
  Buildings, machinery and equipment at cost 1,621,978   1,572,089   1,543,270
    Accumulated depreciation                   834,273     774,852     763,733
                                            ----------- ----------- -----------
    Costs to be depreciated in future years    787,705     797,237     779,537
  Plant sites at cost                            3,041       3,041       3,041
                                            ----------- ----------- -----------
                                               790,746     800,278     782,578

  Timber at cost less depletion                195,479     187,141     177,980
  Roads at cost less amortization                9,034       8,866       8,525
  Timberland at cost                            18,469      17,076      16,232
                                            ----------- ----------- -----------
                                               222,982     213,083     202,737
                                            ----------- ----------- -----------
         Total capital assets                1,013,728   1,013,361     985,315
                                            ----------- ----------- -----------
OTHER ASSETS                                    59,351      49,858      46,882
                                            ----------- ----------- -----------
                                            $1,263,074  $1,260,903  $1,212,346
                                            =========== =========== ===========

      L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Payable to bank resulting from
   checks in transit                            $4,860      $9,834      $6,719
  Accounts payable                              40,896      53,647      40,544
  Short-term borrowings                         60,500      56,000      59,600
  Payrolls payable                              11,507      13,206      10,502
  Other taxes payable                           11,915      10,498      12,596
  Current installments of long-term debt        14,118      14,118      14,119
                                            ----------- ----------- -----------
         Total current liabilities             143,796     157,303     144,080
                                            ----------- ----------- -----------
LONG-TERM DEBT                                 547,018     498,137     461,537
                                            ----------- ----------- -----------
DEFERRED TAXES - NET                           138,554     141,623     138,432
                                            ----------- ----------- -----------
OTHER LIABILITIES                               15,644      14,334      14,237
                                            ----------- ----------- -----------
SHAREHOLDERS' EQUITY
  Common stock, ascribed value $1.50 per share;
   authorized 150,000,000 shares; issued
   51,676,567; 51,676,567 and 51,685,757
   shares respectively                          77,515      77,515      77,529
  Additional paid-in capital                     3,306       3,306       3,306
  Retained earnings                            337,241     368,685     373,225
                                            ----------- ----------- -----------
         Total shareholders' equity            418,062     449,506     454,060
                                            ----------- ----------- -----------
                                            $1,263,074  $1,260,903  $1,212,346
                                            =========== =========== ===========

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
--------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Net sales:
  Timber                           $42,931     $51,830    $121,976    $149,304
  Paper and paperboard              53,111      51,496     145,544     135,279
  Converted products                98,161      94,059     288,838     280,873
                                  --------- ----------- ----------- -----------
                                   194,203     197,385     556,358     565,456
                                  --------- ----------- ----------- -----------

Cost of products sold, including
 outward freight                   163,890     166,546     493,638     482,425
                                  --------- ----------- ----------- -----------
Gross profit                        30,313      30,839      62,720      83,031
                                  --------- ----------- ----------- -----------

Selling, administrative
 and general expenses               15,863      16,566      48,176      47,542
                                  --------- ----------- ----------- -----------

Operating profit:
  Timber                            19,954      27,869      57,263      85,302
  Paper and paperboard                 165      (1,679)    (11,677)     (6,697)
  Converted products                (5,669)    (11,917)    (31,042)    (43,116)
                                  --------- ----------- ----------- -----------
                                    14,450      14,273      14,544      35,489
                                  --------- ----------- ----------- -----------

Other income (expense):
  Interest income                      156         107         493         381
  Interest expensed                (10,454)     (8,191)    (29,468)    (22,880)
  Miscellaneous                      1,986         282       2,627         753
                                  --------- ----------- ----------- -----------
                                     6,138       6,471     (11,804)     13,743

Provision for taxes on income:
  Current                              123         720      (1,062)      1,621
  Deferred                           2,026       1,609      (3,069)      3,326
                                  --------- ----------- ----------- -----------
                                     2,149       2,329      (4,131)      4,947
                                  --------- ----------- ----------- -----------
Net income                          $3,989      $4,142     ($7,673)     $8,796
                                  ========= =========== =========== ===========
Dollars per share:
  Net income                         $0.08       $0.08      ($0.15)      $0.17
  Dividends                          $0.14       $0.16       $0.46       $0.48

Average shares outstanding in the
 hands of the public (000 omitted)  51,677      51,689      51,677      51,695

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------

                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Cash provided by (used for) operations:
Net income                          $3,989      $4,142     ($7,673)     $8,796
Charges to income not
 requiring cash -
  Depreciation                      22,306      20,429      65,221      59,945
  Depletion and amortization         1,664       1,329       4,401       3,573
  Deferred taxes - net               2,026       1,610      (3,069)      3,326
  (Gain) loss on disposition of
    capital assets                  (1,640)      1,455        (965)      2,697

Change in:
  Accounts and notes receivable     (3,387)        322      16,661      15,351
  Inventories                          639      (1,042)     (7,716)      6,769
  Other                             (1,371)        425      (1,256)      1,419
  Other noncurrent assets           (2,323)     (1,241)     (9,493)     (4,427)
  Accounts, payrolls and other
    taxes payable                      (32)       (878)     (4,092)        754
  Other noncurrent liabilities         437         503       1,310       1,444
                                  --------- ----------- ----------- -----------
Cash provided by operations         22,308      27,054      53,329      99,647
                                  --------- ----------- ----------- -----------

Cash provided by (used for) investing:
Additions to:  Plant and equipment (11,699)    (29,745)    (58,807)    (97,297)
            Timber and timberlands    (789)       (777)    (14,580)     (3,624)
Proceeds from sale
  of capital assets                  2,167         345       4,363         528
                                  --------- ----------- ----------- -----------
Cash used for investing            (10,321)    (30,177)    (69,024)   (100,393)
                                  --------- ----------- ----------- -----------

Cash provided by (used for) financing:
Long-term debt                        (119)     10,282      48,881      15,282
Short-term borrowings                1,500       2,600       4,500      21,600
Payable to bank resulting from
  checks in transit                 (6,212)     (2,049)     (4,974)     (6,312)
Accounts payable for construction       78         714      (8,941)     (4,676)
Cash dividends                      (7,234)     (8,270)    (23,771)    (24,814)
Purchase of common stock                --        (154)         --        (334)
                                  --------- ----------- ----------- -----------
Cash provided by (used for)
 financing                         (11,987)      3,123      15,695         746
                                  --------- ----------- ----------- -----------

Change in cash position                 --        --          --            --
Cash position, beginning of period      --        --          --            --
                                  --------- ----------- ----------- -----------
Cash position, end of period        $   --    $   --      $   --      $     --
                                  ========= =========== =========== ===========


Supplemental disclosures of
  cash flow information:

Cash paid during the year for:
Interest (net of amount
  capitalized)                      $8,991      $8,567     $27,792     $23,682
Income taxes                             1          87      (1,948)        (72)

The accompanying note is an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------


                                                (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                  --------------------- -----------------------
                                      1998        1997        1998        1997
                                  --------- ----------- ----------- -----------
Common stock:
  Balance at beginning of period   $77,515     $77,542     $77,515     $77,558
  Ascribed value of stock
    purchased                           --         (13)         --         (29)
                                  --------- ----------- ----------- -----------
  Balance at end of period         $77,515     $77,529     $77,515     $77,529
                                  ========= =========== =========== ===========

Additional paid-in capital:
  Balance at beginning of period    $3,306      $3,306      $3,306      $3,306
                                  --------- ----------- ----------- -----------
  Balance at end of period          $3,306      $3,306      $3,306      $3,306
                                  ========= =========== =========== ===========

Retained earnings:
  Balance at beginning of period  $340,486    $377,494    $368,685    $389,548
  Net income                         3,989       4,142      (7,673)      8,796
  Cash dividends on common stock    (7,234)     (8,270)    (23,771)    (24,814)
  Purchases of common stock             --        (141)         --        (305)
                                  --------- ----------- ----------- -----------
  Balance at end of period        $337,241    $373,225    $337,241    $373,225
                                  ========= =========== =========== ===========

Dividends paid per share             $0.14       $0.16       $0.46       $0.48
                                  ========= =========== =========== ===========

Common shares:
  Balance at beginning of period    51,677      51,695      51,677      51,706
  Purchases                             --          (9)         --         (20)
                                  --------- ----------- ----------- -----------
  Balance at end of period          51,677      51,686      51,677      51,686
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        Consolidated Statement of Income
                        --------------------------------
                Three and Nine Months Ended July 31, 1998 compared with
                -------------------------------------------------------
                      Three and Nine Months Ended July 31, 1997
                      -----------------------------------------

Net income decreased 3.7% for the third quarter 1998 compared with the third quarter 1997 due to a decrease in timber operating profits offset in part by improved operating results in the manufacturing segments of the business.
For the year-to-date periods, a net loss of $7.7 million was incurred in 1998 versus net income of $8.8 million in 1997. The year-to-date loss resulted from a decrease in timber operating profits and operating losses in the manufacturing segments.

Timber
------
Third quarter 1998 and year-to-date 1998 operating profit deteriorated by 28% and 33%, respectively, as compared with like periods in 1997 due primarily to lower log and lumber prices. Third quarter 1998 average log and lumber prices decreased 15% and 23%, respectively, and year-to-date 1998 average log and lumber prices decreased 18% and 29%, respectively. As compared with year-ago periods, log volume sold in the third quarter 1998 declined 2% but held steady for year-to-date 1998.

Export log prices deteriorated during the latter half of 1997 due to an increase in the supply of export quality logs, reduced end user demand in Japan and the strengthening of the U.S. dollar. Export demand improved substantially early in the year and export log prices stabilized. Export log prices remain below recent peak levels experienced in the first quarter 1997 but held steady with second quarter 1998 levels.

Demand in the domestic log market is good but excess supply caused average price to deteriorate in the third quarter. Modest price increases have recently been implemented.

Paper and Paperboard
--------------------
The third quarter 1998 operating profit for paper and paperboard was $0.2 million compared with the third quarter 1997 operating loss of $1.7 million. The primary reason for the improvement was an increase in average selling price caused by proportionately more paper (as opposed to paperboard) tonnage sold and a 13% increase in average paperboard prices. The volume of paper sold increased 19% while the volume of paperboard sold decreased 26% in the third quarter 1998 as compared with the third quarter 1997. A nine-day shutdown was taken to improve the balance of incoming orders and machine production. The mill operated at approximately 78% of capacity. Operating losses for year-to-date 1998 were $11.7 million as compared with $6.7 million for the year-ago period. The increased loss was caused primarily by higher wood chip costs and lower average paper prices.

Export linerboard and paper markets, particularly in Asia, continue to be slow. Domestic markets have been fair but have been impacted by the soft Asian markets. Due to current market conditions, mill operations in the fourth quarter have been rescheduled by shutting down the equivalent of two machines and leveling production at approximately 75% of total capacity. The new operating schedule should improve operating efficiencies, reduce costs and allow us to maintain high levels of customer service.

Converted Products
------------------
Third quarter 1998 sales improved 4% compared with third quarter 1997 due to a 10% increase in average price and a 5% reduction in tonnage sold. The third quarter 1998 operating loss decreased to $5.7 million from $11.9 million in the third quarter 1997. The primary reason for the improvement was the increase in average price. For year-to-date 1998 the operating loss was $31 million compared with $43 million for year-to-date 1997; the decrease in the operating loss was primarily caused by a 5% increase in average price.

Demand was at satisfactory levels during the third quarter and prices held steady. The company continues to develop its specialty and niche products to improve margins.

Other
-----
Interest expensed increased 28% for the third quarter 1998 and 29% for year-to-date 1998 as compared with like periods in 1997 due primarily to a higher level of borrowing and proportionately less interest capitalized for uncompleted capital projects.

Income Taxes
------------
Taxes are approximately 35% and 36% of pretax income for fiscal 1998 and 1997, respectively.

                                       Three Months            Nine Months
                                      Ended July 31           Ended July 31
                                                   %                       %
Other Data                          1998    1997 Change    1998     1997 Change
----------                        ---------------------  ----------------------
Sales
 Logs, thousands of board feet     64,000   65,000 - 2    171,000  171,000   -
 Lumber, thousands of board feet   16,000   16,000   -     53,000   46,000 +15
 Paper, tons                       62,000   52,000 +19    165,000  139,000 +19
 Paperboard, tons                  35,000   47,000 -26    109,000  122,000 -11
 Converted products, tons         128,000  135,000 - 5    383,000  390,000 - 2
 Logs, $/thousand board feet      $   587  $   691 -15    $   608  $   745 -18
 Lumber, $/thousand board feet        328      424 -23        336      474 -29
 Paper, $/ton FOB mill equivalent     613      654 - 6        604      646 - 7
 Paperboard, $/ton FOB mill equiv.    368      325 +13        360      327 +10
 Converted products, $/ton            766      698 +10        754      721 + 5



                         Liquidity and Capital Resources
                         -------------------------------
At July 31, 1998, the company had bank lines of credit totaling $380 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. At the end of the third fiscal quarter 1998, the company had outstanding $220 million of notes payable under this agreement. At July 31, 1998, the company had an outstanding balance of $91.5 million under the remaining $120 million of bank lines of credit. $68.5 million of bank lines of credit are available for future borrowing needs. Also outstanding at July 31, 1998, were senior notes of $281 million and revenue bonds of $28.9 million.

During the quarter ended July 31, 1998, the company obtained waivers from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income to fixed charges. The waiver reducing the coverage requirement is effective beginning on July 31, 1998 until the date that the company makes publicly available its financial statements for the quarter ending January 31, 1999. In connection with the grant of the waivers, the company agreed to increase the interest rate of the notes by 0.25% during the waiver period and to pay certain additional fees. In September 1998 the company prepaid, through the use of existing bank credit lines, $30 million of senior notes.

For the year, capital expenditures for plant and equipment and timberland purchases exceeded available funds generated by operations and were funded by increased borrowings. Due to the completion of major capital projects and reduced cash flow, capital expenditures are being reduced and should not exceed available funds generated by operations. While much remains to be done to optimize our manufacturing capabilities, the most urgent projects have been completed. Capital expenditures for plant and equipment are expected to be approximately $75 million for fiscal 1998 of which $59 million was incurred during the nine months ended July 31, 1998. The current backlog of approved projects is $26 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.14 per share, a reduction from $0.16 per share, were declared and paid in the third quarter in the aggregate of $7,234,000.

                                 Year 2000 Issues
                                 ----------------
The company is committed to reducing or eliminating the effects of the Year 2000 (Y2K) issues on its systems and production processes. Y2K compliance is not an issue for our products. In 1996 a company-wide program was started to identify all aspects of our operations subject to Y2K issues and to provide for a smooth transition into the next millennium. The plan is designed to assess current compliance and to implement corrective measures for non-compliant systems and equipment. We plan to achieve complete compliance by September 1, 1999. The identification phase, inventory, and action plan are complete. Of the systems and equipment identified and inventoried, an estimated 78% of the inventory has been found to be compliant or has been corrected. We are also in the process of surveying our vendors, principal customers and business partners regarding their Y2K compliance.
The estimated remediation cost is approximately $2 million of which $0.5 million has been incurred to date. Some aspects of the Y2K situation are beyond our reasonable control; for example, compliance by our vendors, customers, business partners and the possible effects of Y2K issues on national and worldwide communications and banking services. As part of this process, we are assessing possible Y2K risks and developing contingency plans.

                           Forward Looking Statements
                           --------------------------
This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected results of planned paper mill improvement projects and operating schedules, the anticipated cost of and availability of financing for planned capital improvement projects, and the estimated cost, completion date and success of the company's Y2K compliance program. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events.

                           PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS.

         Nothing to report.



Item 2.  CHANGES IN SECURITIES.

         Nothing to report.



Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nothing to report.



Item 5.  OTHER INFORMATION.

         Timely Submission of Shareholder Proposals:

         The Securities and Exchange Commission (the "SEC") requires a registrant to give shareholders notice of deadlines for timely submission of certain types of shareholder proposals that shareholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its articles and by-laws. Set forth below are the deadlines applicable to the company's shareholders. The Board of Directors has not yet acted to set the annual meeting date; the following dates are based on an assumed meeting date of January 26, 1999 for the company's annual meeting.

         As stated in last year's proxy statement, the deadline for submission by shareholders of proposals they wished included in the company's proxy statement was August 17, 1998. No shareholder proposals were received by the company.

         The Bylaws of the company require that advance notice of proposed business at an annual meeting must be submitted in writing and received by the Secretary of the company not later than 90 days in advance of the annual meeting. If a shareholder does not notify the company by October 29, 1998 of an intent to be present at the annual meeting in order to present a proposal for a vote (other than a proposal for the nomination of a director), the company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.



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


                                 LONGVIEW FIBRE COMPANY
                                 ----------------------------------------------
                                 (Registrant)


Date     9-11-98                  \s\ L. J. Holbrook
    -----------------------      ----------------------------------------------
                                 L. J. Holbrook, Senior Vice President-Finance,
                                     Secretary and Treasurer


Date     9-11-98                  \s\ A. G. Higgens
    -----------------------      ----------------------------------------------
                                 A. G. Higgens, Assistant Treasurer