Form 10-K405
period 1998-10-31
LONGVIEW FIBRE CO
filed 1999-01-28
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1998    Commission File No.    0-1370

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

 Rights to purchase Common Stock             New York Stock Exchange         _

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

Market value per share $11.5625 as of December 31, 1998     Total $536,652,301

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1998.           51,676,567  shares outstanding
                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 16, 1998.
   PART IV - QUARTERLY REPORT ON FORM 10-Q dated April 30, 1998.
             CURRENT REPORT ON FORM 8-K dated December 18, 1998.

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

          At October 31, 1998, the company owned in fee 570,863 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and eight times book value. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed twelve percent of realizable value.

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

          Modest rebuilds to improve paper machines are continuing, including improved stock preparation equipment on No. 11 machine to benefit the operation on extensible grades and replacement of an obsolete drive on No. 9 machine for which parts are no longer manufactured.

          To spread risk, the company has been engaged in a long campaign to increase value added products, such as extensible paper, recycled kraft paper, masking paper and colored kraft paper. Through the years, paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the basic commodity products (paperboard and bag paper) were not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions, a greater proportion of paperboard is being produced.

          CONVERTED PRODUCTS - The company's fifteen converting plants in ten states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 64% of the Longview mill production.

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

          The Rockford Box Plant has been shut down because of lack of profitability. The building and some equipment will be sold, and some equipment will be moved to other plants.

          Plant modernization at our other box plants is essentially complete. The sheet plant at Grand Forks, North Dakota, is in operation. The building at Cedar Rapids is being enlarged to make room for some essential large box equipment from Rockford.

          Manufacture of most sizes of grocery and carry bags at the Spanish Fork plant has been discontinued because of continued losses. The bulk of the equipment has been sold.

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

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.
                                     1998     1997    1996
          Timber                      22%      24%     23%
          Paper and Paperboard        26%      25%     24%
          Converted Products          52%      51%     53%

          No material portion of the business of the company is seasonal.

          The practice of the company and the industry does not require an abnormal amount of working capital.

    (xii) This item is completed by reference to Item 7 of Part II of this Form 10-K.

   (xiii) The company has approximately 3,700 employees.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Segment information (including amount of export sales) is completed by reference to Note 10 of Item 8 of Part II of this Form 10-K.

(e) The company electronically files the following reports with the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Report on Form 8-K and Proxy Statement on Form DEF 14-A. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1998, the company owned in fee 570,863 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever available at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. No large inventory of mature trees is maintained.

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 75% during fiscal 1998.

CONVERTED PRODUCTS - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following thirteen locations, there are factories for the production of converted products:

     Oakland, California            Corrugated Boxes Only
     Twin Falls, Idaho               "        "    "
     Cedar Rapids, Iowa              "        "    "
     Springfield, Massachusetts      "        "    "
     Minneapolis, Minnesota          "        "    "
     Amsterdam, New York             "        "    "
     Seattle, Washington             "        "    "
     Yakima, Washington              "        "    "
     Grand Forks, North Dakota  Corrugated Boxes from Corrugated Sheets
     Cedar City, Utah                "        "    "
     Spanish Fork, Utah         Corrugated Boxes, Merchandise Bags
                                 and Specialty Bags
     Milwaukee, Wisconsin       Corrugated and Solid Fibre Boxes
     Waltham, Massachusetts     Merchandise Bags and Specialty Bags

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    83  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    70  (2) Executive Vice President              (1960)

R. J. Parker        50  (3) Senior Vice President-Production      (1994)
                        and Mill Manager

D. L. Bowden        63  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      43  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       67  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        67  (7) Vice President-Industrial Relations
                        and General Counsel                       (1986)

R. H. Wollenberg    45  (8) Senior Vice President-Production
                        Western Container Division                (1996)

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1998   	         1997
            Quarter   High     Low	    High     Low
            1st     $17.38  $14.31  	$19.25  $16.50
            2nd      17.13   15.00	   17.25   15.00
            3rd      17.44   11.75	   19.50   16.13
            4th      13.44    9.50	   22.38   15.88

The company estimated it had approximately 11,000 shareholders on December 8, 1998.

Dividends per share paid in fiscal 1998, 1997 and 1996:

                         1998      1997       1996
            January     $0.16     $0.16      $0.15
            April        0.16      0.16       0.15
            July         0.14      0.16       0.15
            October      0.08      0.16       0.19
                        $0.54     $0.64      $0.64

The Directors declared a regular dividend of $0.02 per share which was paid on January 8, 1999, to shareholders of record on December 24, 1998.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 4 of Item 8 of Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)        1998       1997       1996       1995       1994
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . .  $  753,244 $  772,845 $  822,722 $  985,515 $  790,874
  Timber. . . . . . . . . . . . . . . .     166,037    186,814    186,405    207,735    197,978
  Paper and paperboard. . . . . . . . .     193,154    196,192    199,827    308,356    223,920
  Converted products. . . . . . . . . .     394,053    389,839    436,490    469,424    368,976
Cost of products sold, including
  outward freight . . . . . . . . . . .     666,960    661,684    657,737    778,032    659,309
Gross profit. . . . . . . . . . . . . .      86,284    111,161    164,985    207,483    131,565
Selling, administrative and general
  expenses. . . . . . . . . . . . . . .      64,693     63,760     60,199     59,709     54,769
Operating profit. . . . . . . . . . . .      21,591     47,401    104,786    147,774     76,796
  Timber. . . . . . . . . . . . . . . .      74,470    101,740    104,449    121,738    111,907
  Paper and paperboard. . . . . . . . .     (13,009)    (5,143)     4,300      7,442    (15,703)
  Converted products. . . . . . . . . .     (39,870)   (49,196)    (3,963)    18,594    (19,408)
Interest expensed . . . . . . . . . . .     (39,935)   (31,613)   (29,506)   (29,447)   (24,384)
Other income. . . . . . . . . . . . . .       4,192      3,706     11,584      1,912      1,902
Income (loss) before income taxes . . .     (14,152)    19,494     86,864    120,239     54,314
Provision for income taxes. . . . . . .      (7,500)     6,800     30,500     44,200     20,900
Net income (loss) . . . . . . . . . . .      (6,652)    12,694     56,364     76,039     33,414

PER SHARE
Net income (loss) . . . . . . . . . . .  $    (0.13)$     0.25 $     1.09 $     1.47 $     0.64
Dividends . . . . . . . . . . . . . . .        0.54       0.64       0.64       0.60       0.52
Earnings reinvested in the business . .       (0.67)     (0.39)      0.45       0.87       0.12
Shareholders' equity at year-end. . . .        8.03       8.70       9.10       8.65       7.80
Average shares outstanding (thousands).      51,677     51,691     51,731     51,787     51,861
Shares outstanding at year-end (thousands)   51,677     51,677     51,706     51,751     51,830

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . .  $1,263,343 $1,260,903 $1,197,280 $1,153,823 $1,022,049
Working capital . . . . . . . . . . . .      55,318     40,381     50,974     42,559     35,761
Capital assets. . . . . . . . . . . . .   1,004,837  1,013,361    951,137    906,586    815,509
Deferred taxes - net. . . . . . . . . .    (142,827)  (141,623)  (135,106)  (119,205)  (103,234)
Long-term debt. . . . . . . . . . . . .     547,018    498,137    426,255    409,374    366,492
Shareholders' equity. . . . . . . . . .     414,949    449,506    470,412    447,899    404,253

OTHER DATA
Sales:  Logs, thousands of board feet .     235,000    218,000    243,000    262,000    250,000
        Lumber, thousands of board feet      76,000     65,000     33,000     32,000     36,000
        Paper, tons . . . . . . . . . .     221,000    202,000    207,000    259,000    236,000
        Paperboard, tons. . . . . . . .     140,000    177,000    129,000    212,000    181,000
        Converted products, tons. . . .     524,000    548,000    542,000    572,000    549,000
        Logs, $/thousand board feet . .  $      598 $      724 $      719 $      753 $      743
        Lumber, $/thousand board feet .         336        443        367        313        352
        Paper, $/ton FOB mill equivalent        610        638        664        698        592
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . .         353        332        356        489        336
        Converted products, $/ton . . .         752        711        805        821        672
Primary production, tons. . . . . . . .     903,000    958,000    905,000  1,058,000    968,000
Employees . . . . . . . . . . . . . . .       3,700      3,900      3,900      3,800      3,750
Funds:  Used for plant and equipment. .  $   73,054 $  139,727 $  127,558 $  138,613 $   81,544
        Used for timber and timberlands      15,622     15,716      3,822     35,046     43,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS fiscal 1998 vs. fiscal 1997

A net loss of $6,652,000 was incurred in fiscal 1998 as compared with net income of $12,694,000 in fiscal 1997. The loss resulted from a significant decrease in timber operating profit, continued operating losses in the manufacturing segments of the business and increased interest expensed.

Operating profits for the timber segment declined 27% in fiscal 1998 to $74,470,000 from $101,740,000 in fiscal 1997. The reduced operating profit resulted from average log and lumber prices decreasing 17% and 24%, respectively. Export log prices deteriorated during the latter half of 1997 due to the supply of logs in the marketplace exceeding end user demand in Japan and the strong U.S. dollar. Export markets bottomed out early in 1998 as demand improved and prices stabilized. Fiscal year end export prices remain below recent peak levels experienced in the first quarter 1997.

Despite a healthy housing market and strong end user demand, domestic lumber prices declined. The decline in prices was caused by volume, displaced from slow export markets (particularly Asia), entering the domestic market creating excess supply. Domestic log prices declined 10% as a consequence of the weak lumber prices.

The company operates its 570,863 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and eight times book value. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed 12% of realizable value.

Operating losses for paper and paperboard increased from $5,143,000 in fiscal 1997 to $13,009,000 in fiscal 1998. The primary reasons for this change were increased wood chip costs, lower operating rates, a 4% reduction in average paper prices, and a 5% decrease in volume sold. Average paperboard prices increased 6%.

Principal raw materials for paper and paperboard include wood chips, purchased bleached pulp, sawdust and reclaimed fibers. Wood chip costs were about 20% higher than the prior fiscal year. Old corrugated container ("OCC") prices have remained low but may increase. Fiber costs are being reduced by increased use of OCC and by reducing the portion of chips manufactured from whole logs, which cost more than chips saved from sawmill wastes. Prices of sawmill residual chips are also declining. Purchase of bleached pulp from a variety of sources has proved to be a beneficial arrangement.

Export linerboard and paper markets, particularly in Asia, continue to be slow. Average export linerboard prices improved during the first half of the year, but deteriorated in the fourth quarter. Domestic markets were fair but have been adversely affected by the soft Asian markets.

Due to the current market conditions mill operations were rescheduled by shutting down the equivalent of at least two machines and leveling production at approximately 75% of total capacity. The number of paper machine crews has been reduced to support the scaled down schedule. In addition to reducing labor costs, this schedule should also improve operating efficiencies and reduce energy and fiber costs. See "Forward-Looking Statements." During the year, the mill operated at approximately 75% of capacity.

Operating losses from converted products decreased from $49,196,000 in fiscal 1997 to $39,870,000 in fiscal 1998 due primarily to a 6% increase in average price, offset in part by higher costs for containerboard used to manufacture boxes. Due to continued poor performance, the long term viability of certain converting plants and product lines were studied. As a result of these studies the Rockford box plant was closed in October 1998. The building and some equipment will be sold and the balance of the equipment will be moved to other box plant facilities. Most sizes of the grocery bag product line were discontinued with the bulk of the equipment sold.

Demand for converted products was at satisfactory levels during the year but some box price deterioration has occurred due to recent containerboard price decreases. The company continues to develop its specialty and niche products to improve margins.

Selling, administrative and general expenses were 9% of sales in fiscal 1998 and 8% of sales in fiscal 1997. Higher total borrowing and proportionately less interest capitalized for uncompleted capital projects resulted in an increase in interest expensed from $31,613,000 to $39,935,000.

The strength of the market for the company's log and manufactured products will depend on recovery in Asia and general business conditions in the U.S. Both of these are very difficult to forecast at this time. Fiber costs should be moderate as long as partial operation continues. If full operation becomes possible, higher product prices should be achievable to offset higher chip costs. The company will make substantial efforts to reduce cost and improve quality.

RESULTS OF OPERATIONS fiscal 1997 vs. fiscal 1996

Results in fiscal 1997 were increasingly unsatisfactory as earnings decreased 77% from fiscal 1996.

Timber profits declined from $104,449,000 to $101,740,000 in fiscal 1997 primarily because of a 10% reduction in log footage sold. Volume declined because the company did not aggressively market its logs into a weakening export market. Average log prices were 1% higher. Domestic log prices remained firm. Export log prices declined during the year due to an increase in the supply of export quality logs, reduced end user demand and the strength of the U.S. dollar. Although export prices declined, they were at good levels.

Operating results for paper and paperboard declined from an operating profit in fiscal 1996 of $4,300,000 to an operating loss of $5,143,000 in fiscal 1997. The addition of new recycling containerboard mills increased industry capacity and resulted in lower prices for containerboard. Average paperboard and paper prices decreased 7% and 4%, respectively, while volume sold increased 13%. Product prices improved modestly in the fourth quarter but not to levels needed for profitable results.

Wood chip costs were about 26% lower than the prior fiscal year. Chip costs increased at the end of fiscal 1997. Maximum efforts continued to broaden supply by greater recovery of woods wastes and going further distances for sawmill wastes. Purchase of bleached pulp from a variety of sources has proved to be a beneficial arrangement. OCC prices remained low.

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

With an increasingly flexible national market for both electricity and natural gas, some additional margin was achieved by shutting cogeneration down for periods when spot replacement electricity costs were less and our purchased gas was wheeled to others with some overall cost reduction. During fiscal 1996, miscellaneous income included $9,470,000 received as consideration for the termination of an electrical power sales agreement.

Selling, administrative and general expenses were 8% of sales in fiscal 1997 and 7% of sales in fiscal 1996. Higher total borrowing resulted in an increase in interest expensed from $29,506,000 to $31,613,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $69,369,000 in fiscal 1998 compared with $116,635,000 in fiscal 1997. The decrease was primarily due to reduced earnings and decreased levels of payables at year end.

Working capital was $55,318,000 at October 31, 1998 compared to $40,381,000 at October 31, 1997.

Capital expenditures for the year exceeded available funds from cash flow and were funded by borrowings. Therefore, long-term debt, current installments of long-term debt and short-term borrowings increased by an aggregate of $49,382,000 in fiscal 1998.

At October 31, 1998 the company had bank lines of credit totaling $380,000,000. Of this amount, $260,000,000 was under a credit agreement with a group of banks expiring February 28, 2001, with renewal provisions beyond that date. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.60% , or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. The company had outstanding $260,000,000 of notes payable under this agreement at October 31, 1998. At October 31, 1998, the company had an outstanding balance of $81,500,000 under the remaining $120,000,000 of lines of credit. The unused portion of all lines of credit was $38,500,000.

Also outstanding at October 31, 1998 were senior notes of $247,000,000 and revenue bonds of $28,900,000. For further details regarding borrowing, see Notes 3 and 4 of Item 8 of Part II of this Form 10-K.

During the quarter ended July 31, 1998, the company obtained waivers from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges. The waiver reducing the coverage requirements is effective beginning on July 31, 1998 until the date that the company makes publicly available its financial statements for the quarter ending January 31, 1999. In connection with the grant of the waivers, the company agreed to increase the interest rate of the notes by 0.25% during the waiver period and to pay certain additional fees. In September 1998 the company prepaid, through the use of existing bank credit lines, $30,000,000 of senior notes.

Capital expenditures for fiscal 1998 were $73,054,000 for plant and equipment and $15,622,000 for timberlands. Capital expenditures for fiscal 1997 for plant and equipment were $139,727,000 and for timberlands were $15,716,000. The backlog of approved capital projects as of October 31, 1998 was $16,000,000. With reduced cash flow from operations, the company plans to reduce capital expenditures such that expenditures for capital projects will be substantially less than depreciation charges, which should result in a reduction of debt. See "Forward-Looking Statements." While much remains to be done to optimize our manufacturing capabilities, we believe the most urgent projects have been completed.

Capital expenditures for plant and equipment are expected to be between
$15,000,000 and $30,000,000 in fiscal 1999.   Purchase of timberlands will
depend on offerings, price levels and competition. We expect any offers we make will be at prices we believe to be conservative. We plan to fund capital expenditures principally from internally generated funds.

During fiscal 1998, the company did not purchase shares of its stock. During fiscal 1997, the company purchased 29,010 shares for an average price of $17.85 per share. Purchases began in 1964; the total number of shares acquired through fiscal 1998 is 21,403,633 shares for $97,090,164 at an average cost of $4.54 per share. Stock purchases increase interest costs and thus reduce corporate earnings. When earnings are good, stock purchases can increase earnings per share. In a bad year, the interest cost can decrease earnings per share slightly.

Dividends of $0.54 per share were paid in fiscal 1998 and $0.64 in fiscal 1997. The Board of Directors declared a dividend of $0.02 per share which was paid on January 8, 1999, to shareholders of record on December 24, 1998. A growing percentage of debt combined with a lack of earnings has necessitated dividend cuts. Restoration of dividends to the prior level is a high priority, but there can be no assurance that the company's future results will support increased dividends.

YEAR 2000 ISSUES

The company is committed to reducing or eliminating the effects of the Year 2000 ("Y2K") issues on its systems and production processes. Y2K compliance is not an issue for our products. In 1996 a company-wide program was started to identify all aspects of our operations subject to Y2K issues and to provide for a smooth transition into the next millennium. The plan is designed to assess current compliance and to implement corrective measures for non-compliant systems and equipment. We plan to have our systems that are material to the conduct of our business compliant by September 1, 1999. See "Forward-Looking Statements." The company plans to achieve compliance by December 31, 1999. The identification phase, inventory, and action plan are complete. Of the systems and equipment identified and inventoried, an estimated 80% of the inventory has been found to be compliant or has been corrected. The estimated remediation cost is approximately $2,500,000 of which $1,000,000 has been incurred to date. We are also in the process of surveying our vendors, principal customers and business partners regarding their Y2K compliance. Some aspects of the Y2K situation are beyond our reasonable control; for example, compliance by our vendors, customers, business partners and the possible effects of Y2K issues on national and worldwide communications and banking services. As part of this process, we are assessing possible Y2K risks and developing contingency plans.

OTHER

The company continually reviews any known environmental exposures including the cost of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements. See "Forward-Looking Statements."

The company believes it is in substantial compliance with Federal, State and local laws regarding environmental quality. The Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule." The company estimates that over the next 2 to 3 years required pollution control capital expenditures could range from $10,000,000 to $20,000,000 with another $20,000,000 to $30,000,000 possible 5 years later.
See "Forward-Looking Statements."

Although future pollution control expenditures cannot be predicted with any certainty because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, the company believes that compliance with these regulations will not have a material impact on its capital expenditures, earnings or competitive position. See "Forward-Looking Statements."

New regulations are being developed to protect the salmon in the Pacific Northwest which may further restrict our ability to harvest timber and increase cost, but until the regulations are adopted, the magnitude cannot be predicted with certainty.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assets, although most of the inflationary effect on inventories is already portrayed in the consolidated income statement by the use of the LIFO method of inventory valuation.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules, the anticipated cost of and availability of financing for planned capital improvement projects, the anticipated cost of compliance with certain environmental regulations and effects of environmental contingencies and litigation on financial conditions and results of operations, and the estimated cost, completion date and success of the company's Y2K compliance program. Certain forward-looking statements are identified by a cross-reference to this section. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the
U. S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving derivatives.

Note 6 of Item 8 of Part II of this Report on Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  15
Consolidated Statement of Income for the
   three years ended October 31, 1998 . . . . . . . . . . . . . . .  16
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 1998. . . . . . . .  16
Consolidated Balance Sheet at October 31,
   1998, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . .  17
Consolidated Statement of Cash Flows for
   the three years ended October 31, 1998 . . . . . . . . . . . . .  18
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  19

Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ PricewaterhouseCoopers
PricewaterhouseCoopers

Portland, Oregon
December 8, 1998

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        1998       1997      1996
NET SALES. . . . . . . . . . . . . . . . . . .  $753,244   $772,845  $822,722
      Timber . . . . . . . . . . . . . . . . .   166,037    186,814   186,405
      Paper and paperboard . . . . . . . . . .   193,154    196,192   199,827
      Converted products . . . . . . . . . . .   394,053    389,839   436,490
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   666,960    661,684   657,737
GROSS PROFIT . . . . . . . . . . . . . . . . .    86,284    111,161   164,985
Selling, administrative and general expenses .    64,693     63,760    60,199
OPERATING PROFIT . . . . . . . . . . . . . . .    21,591     47,401   104,786
      Timber . . . . . . . . . . . . . . . . .    74,470    101,740   104,449
      Paper and paperboard . . . . . . . . . .   (13,009)    (5,143)    4,300
      Converted products . . . . . . . . . . .   (39,870)   (49,196)   (3,963)
Interest income. . . . . . . . . . . . . . . .     1,256        784       611
Interest expensed. . . . . . . . . . . . . . .   (39,935)   (31,613)  (29,506)
Miscellaneous. . . . . . . . . . . . . . . . .     2,936      2,922    10,973
INCOME (LOSS) BEFORE INCOME TAXES  . . . . . .   (14,152)    19,494    86,864
PROVISION FOR TAXES ON INCOME (see Note 9)
Current. . . . . . . . . . . . . . . . . . . .    (8,503)    (1,315)   14,861
Deferred . . . . . . . . . . . . . . . . . . .     1,003      8,115    15,639
                                                  (7,500)     6,800    30,500

NET INCOME (LOSS). . . . . . . . . . . . . . .  $ (6,652)  $ 12,694  $ 56,364
      Per share. . . . . . . . . . . . . . . .  $  (0.13)  $   0.25  $   1.09


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1998       1997      1996
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,515   $ 77,558  $ 77,627
      Ascribed value of stock purchased. . . .        _-        (43)      (69)
      Balance at end of year . . . . . . . . .  $ 77,515   $ 77,515  $ 77,558
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $368,685   $389,548  $366,966
      Net income (loss). . . . . . . . . . . .    (6,652)    12,694    56,364
      Less cash dividends on common stock
        ($0.54, $0.64, $0.64 per share,
         respectively) . . . . . . . . . . . .   (27,905)   (33,083)  (33,107)
      Less purchases of common stock . . . . .         -       (474)     (675)
      Balance at end of year . . . . . . . . .  $334,128   $368,685  $389,548
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,677     51,706    51,751
      Purchases. . . . . . . . . . . . . . . .         -        (29)      (45)
      Balance at end of year . . . . . . . . .    51,677     51,677    51,706

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1998       1997       1996
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $   99,823 $  105,850 $   99,147
  Allowance for doubtful accounts. . . . . .       1,100      1,100      1,100
Taxes on income, refundable. . . . . . . . .       7,020        693          -
Inventories (see Note 2) . . . . . . . . . .      83,959     84,502     93,718
Other. . . . . . . . . . . . . . . . . . . .       8,136      7,739     11,923
            Total current assets . . . . . .     197,838    197,684    203,688
Capital assets:
Buildings, machinery and equipment at cost .   1,629,580  1,572,089  1,456,432
  Accumulated depreciation . . . . . . . . .     850,268    774,852    710,946
    Costs to be depreciated in future
     years (see Note 5). . . . . . . . . . .     779,312    797,237    745,486
Plant sites at cost. . . . . . . . . . . . .       3,041      3,041      2,909
                                                 782,353    800,278    748,395
Timber at cost less depletion. . . . . . . .     193,979    187,141    177,683
Roads at cost less amortization. . . . . . .       9,298      8,866      8,956
Timberland at cost . . . . . . . . . . . . .      19,207     17,076     16,103
                                                 222,484    213,083    202,742
            Total capital assets . . . . . .   1,004,837  1,013,361    951,137
Other assets . . . . . . . . . . . . . . . .      60,668     49,858     42,455
                                              $1,263,343 $1,260,903 $1,197,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $   10,042 $    9,834 $   13,031
Accounts payable . . . . . . . . . . . . . .      37,251     53,647     44,533
Short-term borrowings (see Note 3) . . . . .      50,500     56,000     38,000
Payrolls payable . . . . . . . . . . . . . .      14,309     13,206     11,125
Other taxes payable. . . . . . . . . . . . .      10,299     10,498     11,906
Current installments of long-term debt . . .      20,119     14,118     34,119
            Total current liabilities  . . .     142,520    157,303    152,714
Long-term debt (see Note 4). . . . . . . . .     547,018    498,137    426,255
Deferred taxes - net (see Note 9). . . . . .     142,827    141,623    135,106
Other liabilities. . . . . . . . . . . . . .      16,029     14,334     12,793
Commitments (see Note 12). . . . . . . . . .         -          -            -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares         -          -            -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,676,567, 51,676,567 and 51,705,577
 shares, respectively (see Note 11). . . . .      77,515     77,515     77,558
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     334,128    368,685    389,548
            Total shareholders' equity . . .     414,949    449,506    470,412
                                              $1,263,343 $1,260,903 $1,197,280

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        1998      1997      1996
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income (loss). . . . . . . . . . . . . .   $ (6,652) $ 12,694  $ 56,364
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     86,990    81,213    74,709
   Depletion and amortization  . . . . . . .      5,906     5,158     4,745
   Deferred taxes - net  . . . . . . . . . .      1,204     6,517    15,901
   (Gain) loss on disposition of capital
    assets . . . . . . . . . . . . . . . . .       (551)    3,961     5,762

Change in:
   Accounts and notes receivable - net . . .      6,027    (6,703)   19,017
   Inventories . . . . . . . . . . . . . . .        543     9,216   (11,184)
   Taxes on income, refundable . . . . . . .     (6,327)     (693)        -
   Other . . . . . . . . . . . . . . . . . .       (397)    4,184    (2,551)
   Other noncurrent assets . . . . . . . . .    (10,810)   (7,403)   (4,188)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .     (8,259)    6,950   (16,109)
   Federal income taxes payable. . . . . . .          -         -    (2,475)
   Other noncurrent liabilities. . . . . . .      1,695     1,541     1,859
Cash provided by operations. . . . . . . . .     69,369   116,635   141,850

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .    (73,054) (139,727) (127,558)
               Timber and timberlands. . . .    (15,622)  (15,716)   (3,822)
Proceeds from sale of capital assets . . . .      4,855     2,887     1,613
Cash used for investing. . . . . . . . . . .    (83,821) (152,556) (129,767)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .    119,000    86,000    51,000
Reduction in long-term debt. . . . . . . . .    (64,118)  (34,119)  (34,119)
Short-term borrowings. . . . . . . . . . . .     (5,500)   18,000     2,000
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .        208    (3,197)    2,759
Accounts payable for construction. . . . . .     (7,233)    2,837       128
Cash dividends . . . . . . . . . . . . . . .    (27,905)  (33,083)  (33,107)
Purchase of common stock . . . . . . . . . .          -      (517)     (744)
Cash provided by (used for) financing. . . .     14,452    35,921   (12,083)

Change in cash position. . . . . . . . . . .        -         -         -
Cash position, beginning of year . . . . . .        -         -         -
Cash position, end of year . . . . . . . . .   $    -    $    -    $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 40,248  $ 32,037  $ 30,023
 Capitalized interest  . . . . . . . . . . .      1,344     3,290     3,230
 Income taxes  . . . . . . . . . . . . . . .     (1,985)   (3,197)   19,625

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

EARNINGS PER SHARE
Net income (loss) per common share is computed on the basis of weighted average shares outstanding of 51,676,567, 51,691,411 and 51,731,407 for 1998,
1997 and 1996, respectively.

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

RECLASSIFICATIONS
Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

NOTE 2 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           1998        1997        1996
Finished goods  . . . . . . . .   $ 35,645    $ 43,571    $ 39,962
Goods in process. . . . . . . .     32,730      28,881      33,632
Raw materials . . . . . . . . .     20,676      11,879      22,505
Supplies (at average cost). . .     42,907      42,322      45,236
                                   131,958     126,653     141,335
LIFO Reserve. . . . . . . . . .    (47,999)    (42,151)    (47,617)
                                  $ 83,959    $ 84,502    $ 93,718

NOTE 3 - SHORT-TERM BORROWINGS:
At October 31, 1998, the company had bank lines of credit totaling $380 million. Of this amount, $260 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. This agreement has an expiration date of February 28, 2001 with renewal provisions beyond that date. At October 31, 1998, the company had loans of $260 million under the credit agreement.

Also available was a bank loan agreement providing a committed line of credit totaling $25 million with an expiration date of February 28, 2001. At October 31, 1998 the company had loans of $25 million under this loan agreement.

Other lines of credit totaling $95 million were available for additional borrowing needs. Included in this amount was a committed line of credit of $20 million which expires March 31, 2000. The other $75 million is uncommitted. At October 31, 1998, the company had an outstanding balance of $56.5 million under these credit lines.

Short-term borrowings of $291 million, $244 million and $223 million at October 31, 1998, 1997 and 1996, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1998        1997        1996
Notes payable October 31 . . . .   $341,500    $300,000    $261,000
Interest rate October 31 . . . .       6.1%        6.2%        5.9%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $319,133    $286,227    $253,893
Average* interest rate
 during year . . . . . . . . . .       6.3%        6.1%        6.1%
Maximum amount of notes
 payable at any month end. . . .   $345,000    $303,000    $274,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 4 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             1998        1997        1996
Senior notes due through 2010
 (6.17%-8.84%) - Note (a) . . . .   $247,000    $239,000    $208,000
Revenue bonds payable through
 2018 (floating rates, currently
 3.20%-4.25%) - Note (b). . . . .     28,900      28,900      28,900
Other . . . . . . . . . . . . . .        237         355         474
Notes payable - banks -
 Note 3 above . . . . . . . . . .    291,000     244,000     223,000
                                     567,137     512,255     460,374
    Less current installments . .     20,119      14,118      34,119
Net long-term debt. . . . . . . .   $547,018    $498,137    $426,255

Scheduled maturities
        2000            $ 36,118
        2001             305,000
        2002              45,000
        2003              64,400
        2004-2018         96,500
                        $547,018

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio, fixed charge coverage ratios and restrictions on payment of dividends. At October 31, 1998 waivers existed on fixed charge coverage ratios. At October 31, 1998, approximately $18 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1998, $28,900,000 was secured by liens on the equipment.


NOTE 5 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1998        1997        1996
Buildings - net . . . . . . . .   $ 72,621    $ 66,494    $ 61,914
Machinery and equipment - net .    706,691     730,743     683,572
                                  $779,312    $797,237    $745,486


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements.
The fair value of the company's long-term debt exceeded the stated value by approximately $1 million at October 31, 1998 and 1997 and $2 million at October 31, 1996.

NOTE 7 - RETIREMENT AND SAVINGS PLANS:
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The weighted-average discount rate and rate of increase in the future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% and 4.75% for 1998 and 7.5% and 5.25% for 1997 and 1996. The expected long-term rate of return on assets was 10% for 1998 and 1997 and 9% for 1996.

The following table sets forth the plans' funded status and amounts recognized in the company's consolidated financial statements at October 31:

(thousands)                               1998         1997         1996
Actuarial present value of benefit
 obligations:
   Vested . . . . . . . . . . . . .   $204,422     $165,335     $155,770
   Vested and nonvested . . . . . .   $209,790     $171,314     $156,317
   Effect of future increases in
     compensation and service . . .   $234,944     $196,510     $184,079
Plan assets at fair value,
 primarily listed stocks. . . . . .    382,258      386,372      311,548
Excess plan assets. . . . . . . . .    147,314      189,862      127,469
Items not recognized in earnings:
 Net (asset) at adoption of FAS 87.     (3,317)      (4,686)      (6,056)
 Unrecognized prior service cost. .      9,236       12,592       16,698
 Unrecognized net (gain) .  . . . .   (102,087)    (159,545)    (107,542)
Pension asset recognized in the
 consolidated balance sheet . . . .   $ 51,146     $ 38,223     $ 30,569

Net pension (income) includes
 the following:
   Service cost . . . . . . . . . .   $  5,218     $  5,189     $  4,557
   Interest cost. . . . . . . . . .     14,141       13,689       12,824
   Actual (return) on plan assets .     (6,294)     (84,422)     (51,069)
   Net amortization and deferral. .    (25,988)      57,890       29,186
Net pension (income). . . . . . . .   $(12,923)    $ (7,654)    $ (4,502)

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive was $1,386,000, $1,295,000 and $1,199,000 during 1998,
1997 and 1996, respectively.

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents.
Individual benefits generally continue until age 65. The company does not pre-fund these benefits.

Postretirement benefit expense was $2,332,000, $2,095,000 and $2,271,000 in 1998, 1997 and 1996, respectively.

The components of expense were as follows:

(thousands)                                    1998    1997    1996
Service cost . . . . . . . . . . . . . . .   $  797  $  718  $  545
Interest cost. . . . . . . . . . . . . . .    1,234   1,125   1,227
Net amortization and deferral. . . . . . .      301     252     499
Net periodic postretirement benefit cost .   $2,332  $2,095  $2,271

The accumulated postretirement benefit obligation consists of the following:

(thousands)                                     1998      1997      1996
Retirees . . . . . . . . . . . . . . . . .  $ (2,463) $ (1,829) $ (2,954)
Fully eligible active plan participants. .    (3,441)   (3,844)   (3,817)
Other active plan participants . . . . . .   (12,335)  (10,877)  (10,494)
Total accumulated postretirement
  benefit obligation . . . . . . . . . . .   (18,239)  (16,550)  (17,265)
Unrecognized net(gain)loss . . . . . . . .    (4,769)   (5,262)   (3,440)
Unrecognized transition obligation . . . .     6,979     7,478     7,976
Accrued postretirement benefit cost. . . .  $(16,029) $(14,334) $(12,729)

The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 11% for the indemnity plan and 7% for the HMO plan. The accrued postretirement benefit cost at October 31, 1998 was calculated using a health care cost trend rate of 10% for the indemnity plan and 6.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% is reached in the year 2003 for the indemnity plan and the year 1999 for the HMO plan. A one percent change in the health care cost trend rate assumption has a $2,216,000 effect on the accumulated postretirement benefit obligation as of October 31, 1998 and a $294,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.5% at October 31, 1998, 1997 and 1996.


NOTE 9 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                1998       1997       1996
Current:
  Federal. . . . . . . . . . . . . .    $(7,925)   $(1,293)   $13,452
  State. . . . . . . . . . . . . . .       (578)       (22)     1,409
                                         (8,503)    (1,315)    14,861
Deferred:
  Federal. . . . . . . . . . . . . .      1,625      7,453     15,348
  State. . . . . . . . . . . . . . .       (622)       662        291
                                          1,003      8,115     15,639
                                        $(7,500)   $ 6,800    $30,500

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1998       1997       1996
Expected federal income tax rate . .       (35)%       35%        35%
Foreign Sales Corporation. . . . . .        (1)        (2)         -
State income taxes less
  federal income tax benefit . . . .        (5)         2          1
Research benefit . . . . . . . . . .       (12)         -          -
Other. . . . . . . . . . . . . . . .         -          -         (1)
                                           (53)%       35%        35%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1998      1997      1996
Current:
  Non-deductible accruals. . . . . .      $ (4,756) $ (4,555) $ (6,153)

Non-current:
  Depreciation . . . . . . . . . . .      $151,177  $148,661  $139,951
  Employee Benefit Plans . . . . . .        18,639    14,058    11,219
  Alternative Minimum Tax. . . . . .       (20,458)  (12,672)  (10,042)
  Other. . . . . . . . . . . . . . .        (6,531)   (8,424)   (6,022)
  Non-current deferred tax . . . . .      $142,827  $141,623  $135,106

Federal income tax returns through 1993 have been settled with the Internal Revenue Service.


NOTE 10 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale and operates a sawmill in Washington. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's fifteen converting plants in ten states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 64% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia, of $135,350,000, $169,055,000 and $153,878,000
during 1998, 1997 and 1996, respectively.  All sales are made in U. S.
dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $308,338,000, $309,562,000 and $306,101,000 have been allocated to converted products at October 31, 1998, 1997 and 1996, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   1998       1997       1996
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  166,037 $  186,814   $186,405
Paper and paperboard . . . . . . . .       193,154    196,192    199,827
Converted products . . . . . . . . .       394,053    389,839    436,490
  Total. . . . . . . . . . . . . . .       753,244    772,845    822,722
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .        74,470    101,740    104,449
Paper and paperboard . . . . . . . .       (13,009)    (5,143)     4,300
Converted products . . . . . . . . .       (39,870)   (49,196)    (3,963)
Interest expensed and other. . . . .       (35,743)   (27,907)   (17,922)
  Income (loss) before income taxes.       (14,152)    19,494     86,864
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       275,379    260,832    255,529
Paper and paperboard . . . . . . . .       314,347    319,548    279,383
Converted products . . . . . . . . .       673,617    680,523    662,368
  Total. . . . . . . . . . . . . . .     1,263,343  1,260,903  1,197,280
DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .         9,330      8,669      7,921
Paper and paperboard . . . . . . . .        24,718     22,940     20,201
Converted products . . . . . . . . .        58,848     54,762     51,332
  Total. . . . . . . . . . . . . . .        92,896     86,371     79,454
ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .        20,254     17,608      7,939
Paper and paperboard . . . . . . . .        23,437     43,955     29,552
Converted products . . . . . . . . .        44,985     93,880     93,889
  Total. . . . . . . . . . . . . . .    $   88,676 $  155,443  $ 131,380


NOTE 11 - SHAREHOLDER RIGHTS PLAN:
On December 6, 1996, the company's Board of Directors amended the Shareholder Rights Plan by lowering the ownership and tender offer thresholds triggering a distribution of the rights certificates under the rights agreement. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 1999, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $4.00 ($40 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company generally will be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $16 million, $48 million and $103 million at October 31, 1998, 1997 and 1996, respectively.


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1998
Net sales. . . . . . . . . .  $176,217  $185,938  $194,203  $196,886 $753,244
Gross profit . . . . . . . .    14,034    18,373    30,313    23,564   86,284
Net income (loss). . . . . .    (7,073)   (4,589)    3,989     1,021   (6,652)
Net income (loss) per
 share (1) . . . . . . . . .     (0.14)    (0.09)     0.08      0.02    (0.13)
1997
Net sales. . . . . . . . . .  $182,211  $185,860  $197,385  $207,389  $772,845
Gross profit . . . . . . . .    22,517    29,675    30,839    28,130   111,161
Net income . . . . . . . . .        28     4,626     4,142     3,898    12,694
Net income per share (1) . .         -      0.09      0.08      0.08      0.25

1996
Net sales  . . . . . . . . .  $209,213  $199,716  $197,593  $216,200  $822,722
Gross profit . . . . . . . .    46,767    38,077    33,228    46,913   164,985
Net income . . . . . . . . .    15,539    10,035    13,924    16,866    56,364
Net income per share (1) . .      0.30      0.19      0.27      0.33      1.09

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


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement dated December 16, 1998 which is hereby incorporated by reference as part of this Form 10-K. See Part I of this Form 10-K for a listing of the executive officers of the company.

ITEM 11.  EXECUTIVE COMPENSATION

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 16, 1998 which is hereby incorporated by reference as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 16, 1998 which is hereby incorporated by reference as part of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 16, 1998 which is hereby incorporated by reference as part of this Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

     (1)  Financial Statements:

          The 1998, 1997 and 1996 consolidated financial statements are included in Item 8 of Part II of this Form 10-K.

          The individual financial statements of the company and its subsidiaries have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1998.

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

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (b)

          3.2  Bylaws of Longview Fibre Company   (b)

          4.1  Rights Agreement   (a)

          4.2  First Amendment to Rights Agreement   (d)

          4.3  Second Amendment to Rights Agreement  (f)

          4.4 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2010 (6.17% - 8.84%)    $247,000,000

               Revenue Bonds payable through 2018 (floating rates,
               3.20% through 4.25% at October 31, 1998)          $28,900,000

               Other                                             $   237,000

         10.1  Form of Termination Protection Agreement   (c)(*)

         10.2  Credit Agreement   (e)

         23    Consent of Independent Accountants

         27    Financial Data Schedule

         99.1  Salary Savings Plan                        (*)

         99.2  Salary Savings Plan - Amendment No. 1      (*)

         99.3  Hourly Savings Plan

         99.4  Branch Hourly Savings Plan

         99.5  Branch Hourly Savings Plan - Amendment No. 1

         99.6  Branch Hourly Savings Plan - Amendment No. 2

         (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1989.
         (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         (c) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
         (d) Incorporated by reference to company's Current Report on Form 8-K dated December 6, 1996.
         (e) Incorporated by reference to company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.
         (f) Incorporated by reference to company's Current Report on Form 8-K dated December 18, 1998.

         (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                                     1-26-99
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                   1-26-99
R. P. Wollenberg, Chief Executive Officer              Date
              and Director

\s\ L. J. Holbrook                                     1-26-99
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                                      1-26-99
A. G. Higgens, Chief Accounting Officer                Date

\s\ R. B. Arkell                                       1-26-99
R. B. Arkell, Director                                 Date

\s\ D. L. Bowden                                       1-26-99
D. L. Bowden, Director                                 Date

\s\ M. A. Dow                                          1-26-99
M. A. Dow, Director                                    Date

\s\ J. R. Kretchmer                                    1-26-99
J. R. Kretchmer, Director                                 Date

\s\ R. J. Parker                                       1-26-99
R. J. Parker, Director                                 Date

\s\ D. A. Wollenberg                                   1-26-99
D. A. Wollenberg, Director                             Date

\s\ R. H. Wollenberg                                   1-26-99
R. H. Wollenberg, Director                             Date