Form 10-Q
period 1999-01-31
LONGVIEW FIBRE CO
filed 1999-03-17
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   January 31, 1999      Commission file number       0-1370




                          Longview Fibre Company
          (Exact name of registrant as specified in its charter)




            Washington                           91-0298760
  (State or other jurisdiction of              (I. R. S. Employer
  incorporation or organization)               Identification No.)




  300 Fibre Way, Longview, Washington                  98632
(Address of principal executive offices)             (Zip Code)




Registrant's telephone number, including area code            (360) 425-1550




                               Not Applicable
Former name, former address and former fiscal year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X     No



        51,676,567 Common Shares were outstanding as of January 31, 1999

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheet                      (000 Omitted)
                                       Jan. 31     Oct. 31     Jan. 31
                                          1999        1998        1998
                                    (Unaudited)             (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable        $   82,139  $   99,823  $   83,603
  Allowance for doubtful accounts         1,100       1,100       1,100
Taxes on income, refundable                 750       7,020         881
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                       20,254      19,628      24,718
    Goods in process                     14,564      15,110      21,276
    Raw materials and supplies           43,451      49,221      48,660
Other                                     8,749       8,136       8,484
          Total current assets          168,807     197,838     186,522
Capital assets:
Buildings, machinery and equipment
  at cost                             1,633,565   1,629,580   1,593,101
    Accumulated depreciation            867,451     850,268     795,329
    Costs to be depreciated in
      future years                      766,114     779,312     797,772
Plant sites at cost                       3,237       3,041       3,041
                                        769,351     782,353     800,813
Timber at cost less depletion           193,888     193,979     195,824
Roads at cost less amortization           9,132       9,298       8,768
Timberland at cost                       19,218      19,207      19,702
                                        222,238     222,484     224,294
          Total capital assets          991,589   1,004,837   1,025,107
Other assets                             63,382      60,668      54,089
                                     $1,223,778  $1,263,343  $1,265,718
LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                  $    6,667  $   10,042  $   11,219
Accounts payable                         35,144      37,251      42,299
Short-term borrowings                     7,600      50,500      59,000
Payrolls payable                         12,098      14,309      11,641
Other taxes payable                       9,816      10,299      10,837
Current installments of long-term debt   20,119      20,119      14,118
          Total current liabilities      91,444     142,520     149,114
Long-term debt                          561,018     547,018     529,137
Deferred taxes-net                      142,129     142,827     138,532
Other liabilities                        16,485      16,029      14,770
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                      77,515      77,515      77,515
Additional paid-in capital                3,306       3,306       3,306
Retained earnings                       331,881     334,128     353,344
          Total shareholders' equity    412,702     414,949     434,165
                                     $1,223,778  $1,263,343  $1,265,718

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                    (000 Omitted)
                                                  Three Months Ended
                                                      January 31
                                                      1999        1998
Net sales:
  Timber                                         $   36,249  $   35,395
  Paper and paperboard                               37,238      46,824
  Converted products                                 89,837      93,998
                                                    163,324     176,217

Cost of products sold, including outward freight    140,993     162,183
Gross profit                                         22,331      14,034


Selling, administrative and general expenses         14,998      15,988

Operating profit (loss):
  Timber                                             17,382      16,110
  Paper and paperboard                               (2,945)     (5,723)
  Converted products                                 (7,104)    (12,341)
                                                      7,333      (1,954)

Other income (expense):
  Interest income                                       121         152
  Interest expensed                                  (9,693)     (9,443)
  Miscellaneous                                         314         363
                                                     (1,925)    (10,882)

Provision for taxes on income:
  Current                                               (14)       (718)
  Deferred                                             (698)     (3,091)
                                                       (712)     (3,809)

Net income (loss)                                $   (1,213) $   (7,073)

Dollars per share:
  Net income (loss)                              $    (0.02) $    (0.14)
  Dividends                                            0.02        0.16

Average shares outstanding in the hands
 of the public (000 omitted)                        51,677      51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)

                                                    (000 Omitted)
                                                  Three Months Ended
                                                      January 31
                                                      1999        1998
Cash provided by (used for) operations:
Net income                                       $   (1,213) $   (7,073)
Charges to income not requiring cash -
  Depreciation                                       20,049      21,176
  Depletion and amortization                          1,014       1,230
  Deferred taxes - net                                 (698)     (3,091)
  Loss on disposition of capital assets                 163         439

Change in:
  Accounts and notes receivable                      17,684      22,247
  Taxes on income, refundable                         6,270        (188)
  Inventories                                         5,690     (10,152)
  Other                                                (613)       (745)
  Other noncurrent assets                            (2,714)     (4,231)
  Accounts, payrolls and other taxes payable         (2,616)     (4,814)
  Other noncurrent liabilities                          456         436
Cash provided by operations                          43,472      15,234

Cash provided by (used for) investing:
Additions to:  Plant and equipment                   (7,507)    (22,200)
               Timber and timberlands                  (786)    (12,458)
Proceeds from sale of capital assets                    315          67
Cash used for investing                              (7,978)    (34,591)

Cash provided by (used for) financing:
Long-term debt                                       14,000      31,000
Short-term borrowings                               (42,900)      3,000
Payable to bank resulting from checks in transit     (3,375)      1,385
Accounts payable for construction                    (2,185)     (7,760)
Cash dividends                                       (1,034)     (8,268)
Cash provided by (used for) financing               (35,494)     19,357

Change in cash position                                   -           -
Cash position, beginning of period                        -           -
Cash position, end of period                     $        -  $        -


Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)             $    8,208  $    7,933
Income taxes                                         (6,306)       (657)


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)


                                                    (000 Omitted)
                                                  Three Months Ended
                                                      January 31
                                                      1999        1998
Common stock:
  Balance at beginning of period                 $   77,515  $   77,515
  Balance at end of period                       $   77,515  $   77,515

Additional paid-in capital:
  Balance at beginning of period                 $    3,306  $    3,306
  Balance at end of period                       $    3,306  $    3,306

Retained earnings:
  Balance at beginning of period                 $  334,128  $  368,685
  Net income                                         (1,213)     (7,073)
  Less cash dividends on common stock                (1,034)     (8,268)
  Balance at end of period                       $  331,881  $  353,344

Dividends paid per share                         $     0.02  $     0.16

Common shares:
  Balance at beginning of period                     51,677      51,677
  Balance at end of period                           51,677      51,677


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

                THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH

                      THREE MONTHS ENDED JANUARY 31, 1998


A net loss of $1.2 million was incurred in the first fiscal quarter of 1999 as compared with net loss of $7.1 million in the first fiscal quarter of 1998. The loss resulted from operating losses incurred in the manufacturing segments of the business.

TIMBER

Operating profits improved 8% in the first quarter 1999 as compared with the first quarter 1998. The primary reason for the improvement was a 15% increase in log footage sold. First quarter 1999 average log prices declined 7% as compared with year-ago levels. Lumber footage sold decreased 18% while average lumber prices held steady with first quarter 1998 levels.

Demand for export logs has been stable and the average price for export logs remains comparable to year-ago levels. Domestic demand for logs was good during the first quarter, but average prices declined due to depressed lumber prices. However, lumber prices substantially improved late in the quarter due to reduced supply in the marketplace. A modest domestic log price increase has been implemented.

PAPER AND PAPERBOARD

Operating losses for paper and paperboard decreased to $2.9 million from $5.7 million in the first quarter 1999 compared with the first quarter 1998. The improved results were primarily caused by lower labor costs and improved operating efficiencies associated with the curtailed mill operating schedule adopted last year and reduced raw material costs. Wood chip and old corrugated containers (OCC) costs were 9% and 28% lower in the first quarter 1999 as compared with the first quarter 1998. The volume of paper sold in the first quarter 1999 held steady with first quarter 1998 levels, but average price declined 6%. As a result of slow Asian markets, the volume of paperboard sold declined 42% and average price declined 10%. An 11-day shutdown was taken to improve the balance of incoming orders and machine production.

Export linerboard and paper markets, particularly in Asia, continued to be slow. Domestic markets have been adversely affected by the soft Asian markets. It appears the gap between linerboard supply and end user demand has been reduced and that prices have bottomed out. Linerboard price increases have been announced for domestic and export markets.

CONVERTED PRODUCTS

First quarter sales decreased 4% as a result of a 3% reduction in volume sold and a 1% reduction in average price. Operating losses from converted products decreased to $7.1 million in first quarter 1999 from $12.3 million in first quarter 1998 due to lower costs for containerboard used to manufacture boxes and lower box plant converting costs.

Demand was at satisfactory levels during the first quarter 1999, but some box price deterioration has occurred due to recent containerboard price decreases. The company continues to develop its specialty and niche products and to reduce costs in order to improve margins.

OTHER

Interest expensed increased 3% for the first quarter 1999 as compared with the like period in 1998 due to proportionately less interest capitalized for uncompleted capital projects.

During the quarter ended January 31, 1999, the company adjusted the estimated useful lives of some capital assets. The estimated useful lives now range from 20 to 40 years for buildings and principally from 12 to 18 years for machinery and equipment. The change contributed to the reduction of first quarter depreciation expense of $1.1 million as compared with first quarter 1998.

INCOME TAXES

Taxes are approximately 37% and 35% of pretax income (loss) for fiscal 1999 and 1998, respectively.

                                             Three Months
                                           Ended January 31
OTHER DATA                                                       %
                                          1999        1998     CHANGE
Sales
  Logs, thousands of board feet          54,000      47,000    + 15
  Lumber, thousands of board feet        14,000      17,000    - 18
  Paper, tons                            49,000      49,000      -
  Paperboard, tons                       25,000      43,000    - 42
  Converted products, tons              123,000     127,000    -  3
  Logs, $/thousand board feet         $    589    $    635     -  7
  Lumber, $/thousand board feet             336         335      -
  Paper, $/ton FOB mill equivalent          571         606    -  6
  Paperboard, $/ton FOB mill equivalent     310         343    - 10
  Converted products, $/ton                 733         741    -  1

                         LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the company had bank lines of credit totaling $380 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. At the end of the first fiscal quarter 1999, the company had outstanding $240 million of notes payable under this agreement. At January 31, 1999, the company had an outstanding balance of $72.6 million under the remaining $120 million of lines of credit. Also outstanding at January 31, 1999, were senior notes of $247 million and revenue bonds of $28.9 million.

For the quarter ended January 31, 1999, the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges. The amendments reducing the coverage requirements are effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and to pay certain additional fees.

In an effort to reduce the high level of total debt incurred in fiscal 1998, the company significantly reduced capital expenditures and its cash dividend. As a result, total borrowing was reduced by $28.9 million from the end of fiscal year 1998. Capital expenditures for plant and equipment is expected to be approximately $30 million for fiscal 1999. The current backlog of approved projects is $15 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.02 per share were declared and paid in the first quarter in the aggregate of $1,034,000. Restoration of dividends to the prior level is a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

YEAR 2000 ISSUES

The company is committed to reducing or eliminating the effects of the Year 2000 ("Y2K") issues on its information systems and production processes. Y2K compliance is not an issue for our products. In 1996, a company-wide program was started to identify all aspects of our operations subject to Y2K issues and to provide for a smooth transition into the next millennium. The plan is designed to assess current readiness and to implement corrective measures for non-compliant systems and equipment. We plan to have most of our systems that are material and critical to the conduct of our business ready by September 1, 1999. The company plans to be Y2K ready by December 31, 1999. The identification and inventory phases are complete and departmental action plans have been developed and are being executed. The formal documentation of these plans is in progress. The program is designed to assess current readiness, to implement corrective measures for systems and equipment that are not ready, test systems where possible, assess risks, and establish contingency plans. We estimate that over 80% of identified inventory is ready or has been corrected by our efforts. We are addressing Y2K readiness with our vendors, principal customers and business partners. The estimated remediation cost is approximately $2,500,000 of which $1,200,000 has been incurred to date. Some aspects of the Y2K situation are beyond our reasonable control; for example, readiness by our customers, vendors, utility and transportation providers, business partners and the possible effects of Y2K issues on national and worldwide communications and banking services.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected results of planned capital projects and paper mill operating schedules, the anticipated cost of and availability of financing for planned capital improvement projects, and the estimated cost, completion date and success of the company's Y2K compliance program. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving derivatives.

Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt exceeded the stated value by approximately $1 million at January 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES.
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Longview Fibre Company was held on January 26, 1999 at which time three Class III directors were elected.

                  CLASS III DIRECTORS ELECTED
                  (Terms to Expire in 2002)       Votes Cast

                                           For    Withheld  Abstentions
         Richard P. Wollenberg       45,892,441     234,560     990,065

         Robert B. Arkell            45,952,117     174,884     990,065

         M. Alexis Dow               45,925,090     201,911     990,065


            DIRECTORS WHOSE TERM CONTINUES

                  CLASS I DIRECTORS
                  (Terms to Expire in 2000)

         David A. Wollenberg

         David L. Bowden

         Richard H. Wollenberg

         Richard J. Parker

                  CLASS II DIRECTORS
                  (Terms to Expire in 2001)

         Robert E. Wertheimer

         Donald C. Stibich

         Lisa J. Holbrook

         John R. Kretchmer

ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:
               27  Financial Data Schedule
          (b)  A Form 8-K was filed on December 18,1998 listing Item 5 and
                Item 7.
               A Form 8-A/A was filed on December 18, 1998 listing Item 1 and
                Item 2.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               LONGVIEW FIBRE COMPANY
                               (Registrant)





Date     3-17-99                 \s\ L. J. Holbrook
                               L. J. Holbrook, Senior Vice President-Finance,
                                 Secretary and Treasurer





Date     3-17-99                 \s\ A. G. Higgens
                               A. G. Higgens, Assistant Treasurer