Form 10-Q
period 1999-04-30
LONGVIEW FIBRE CO
filed 1999-06-11
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549

                                         FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended April 30, 1999             Commission file number    0-1370




                               Longview Fibre Company
             (Exact name of registrant as specified in its charter)




          Washington                                           91-0298760
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.




    300 Fibre Way, Longview, Washington                        98632
  (Address of principal executive offices)                   (Zip Code)




Registrant's telephone number, including area code       (360) 425-1550




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



         51,676,567 Common Shares were outstanding as of April 30, 1999

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                               Apr. 30     Oct. 31     Apr. 30
                                                  1999        1998        1998
                                            (Unaudited)             (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                $   87,725  $   99,823  $   85,802
  Allowance for doubtful accounts                 1,100       1,100       1,100
Taxes on income, refundable                           -       7,020          64
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                               19,196      19,628      25,445
    Goods in process                             13,655      15,110      19,220
    Raw materials and supplies                   41,494      49,221      48,192
Other                                             8,278       8,136       8,253
          Total current assets                  169,248     197,838     185,876
Capital assets:
Buildings, machinery and equipment at cost    1,631,984   1,629,580   1,611,987
  Accumulated depreciation                      883,869     850,268     813,392
  Costs to be depreciated in future years       748,115     779,312     798,595
Plant sites at cost                               3,116       3,041       3,041
                                                751,231     782,353     801,636
Timber at cost less depletion                   194,250     193,979     197,014
Roads at cost less amortization                   8,967       9,298       8,601
Timberland at cost                               19,224      19,207      18,486
                                                222,441     222,484     224,101
          Total capital assets                  973,672   1,004,837   1,025,737
Other assets                                     66,341      60,668      57,028
                                             $1,209,261  $1,263,343  $1,268,641

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                          $    6,755  $   10,042  $   11,072
Accounts payable                                 33,214      37,251      39,695
Short-term borrowings                            15,000      50,500      59,000
Payrolls payable                                 14,883      14,309      14,376
Federal income taxes payable                        898           -           -
Other taxes payable                               8,398      10,299      10,201
Current installments of long-term debt           20,119      20,119      14,118
          Total current liabilities              99,267     142,520     148,462
Long-term debt                                  531,018     547,018     547,137
Deferred taxes-net                              145,136     142,827     136,528
Other liabilities                                16,941      16,029      15,207
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                              77,515      77,515      77,515
Additional paid-in capital                        3,306       3,306       3,306
Retained earnings                               336,078     334,128     340,486
          Total shareholders' equity            416,899     414,949     421,307
                                             $1,209,261  $1,263,343  $1,268,641

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                    (000 Omitted)
                                     Three Months Ended       Six Months Ended
                                          April 30                April 30
                                      1999        1998        1999        1998
Net sales:
  Timber                         $   42,895  $   43,650  $   79,144  $   79,045
  Paper and paperboard               50,116      45,609      87,354      92,433
  Converted products                 93,414      96,679     183,251     190,677
                                    186,425     185,938     349,749     362,155

Cost of products sold, including
 outward freight                    154,124     167,565     295,117     329,748
Gross profit                         32,301      18,373      54,632      32,407

Selling, administrative
 and general expenses                15,854      16,325      30,852      32,313

Operating profit (loss):
  Timber                             22,614      21,199      39,996      37,309
  Paper and paperboard               (2,741)     (6,119)     (5,686)    (11,842)
  Converted products                 (3,426)    (13,032)    (10,530)    (25,373)
                                     16,447       2,048      23,780          94

Other income (expense):
  Interest income                       174         185         295         337
  Interest expensed                  (9,562)     (9,571)    (19,255)    (19,014)
  Miscellaneous                       1,243         278       1,557         641
                                      8,302      (7,060)      6,377     (17,942)

Provision for taxes on income:
  Current                                65        (467)         51      (1,185)
  Deferred                            3,007      (2,004)      2,309      (5,095)
                                      3,072      (2,471)      2,360      (6,280)

Net income (loss)                $    5,230  $   (4,589) $    4,017  $  (11,662)


Dollars per share:
  Net income (loss)              $     0.10  $    (0.09) $     0.08  $    (0.23)
  Dividends                            0.02        0.16        0.04        0.32

Average shares outstanding in the
 hands of the public (000 omitted)   51,677      51,677      51,677      51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                   (000 Omitted)
                                     Three Months Ended       Six Months Ended
                                          April 30                April 30
                                      1999        1998        1999        1998
Cash provided by (used for)
 operations:
Net income (loss)                $    5,230  $   (4,589) $    4,017  $  (11,662)
Charges to income not
 requiring cash -
  Depreciation                       20,015      21,739      40,064      42,915
  Depletion and amortization            951       1,507       1,965       2,737
  Deferred taxes - net                3,007      (2,004)      2,309      (5,095)
  (Gain) loss on disposition of
    capital assets                     (618)        236        (455)        675

Change in:
  Accounts and notes receivable      (5,586)     (2,199)     12,098      20,048
  Taxes on income, refundable           750         817       7,020         629
  Inventories                         3,924       1,797       9,614      (8,355)
  Other                                 471         231        (142)       (514)
  Other noncurrent assets            (2,959)     (2,939)     (5,673)     (7,170)
  Accounts, payrolls and other
    taxes payable                      (311)        754      (2,927)     (4,060)
  Federal income taxes payable          898           -         898           -
  Other noncurrent liabilities          456         437         912         873
Cash provided by operations          26,228      15,787      69,700      31,021

Cash provided by (used for)
  investing:
Additions to: Plant and equipment    (5,529)    (24,908)    (13,036)    (47,108)
           Timber and timberland     (1,049)     (1,333)     (1,835)    (13,791)
Proceeds from sale of capital
 assets                               4,147       2,129       4,462       2,196
Cash used for investing              (2,431)    (24,112)    (10,409)    (58,703)

Cash provided by (used for)
  financing:
Long-term debt                      (30,000)     18,000     (16,000)     49,000
Short-term borrowings                 7,400           -     (35,500)      3,000
Payable to bank resulting from
  checks in transit                      88        (147)     (3,287)      1,238
Accounts payable for construction      (252)     (1,259)     (2,437)     (9,019)
Cash dividends                       (1,033)     (8,269)     (2,067)    (16,537)
Cash provided by (used for)
 financing                          (23,797)      8,325     (59,291)     27,682

Change in cash position                   -           -           -           -
Cash position, beginning of period        -           -           -           -
Cash position, end of period     $        -  $        -  $        -  $        -
Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
 capitalized)                    $   11,166  $   10,868  $   19,368  $   18,801
Income taxes                         (1,617)     (1,292)     (7,923)     (1,949)

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                     Three Months Ended       Six Months Ended
                                          April 30                April 30
                                      1999        1998        1999        1998
Common stock:
  Balance at beginning of period $   77,515  $   77,515  $   77,515  $   77,515
  Balance at end of period       $   77,515  $   77,515  $   77,515  $   77,515

Additional paid-in capital:
  Balance at beginning of period $    3,306  $    3,306  $    3,306  $    3,306
  Balance at end of period       $    3,306  $    3,306  $    3,306  $    3,306

Retained earnings:
  Balance at beginning of period $  331,881  $  353,344  $  334,128  $  368,685
  Net income (loss)                   5,230      (4,589)      4,017     (11,662)
  Less cash dividends on common
   stock                             (1,033)     (8,269)     (2,067)    (16,537)
  Balance at end of period       $  336,078  $  340,486  $  336,078  $  340,486

Dividends paid per share         $     0.02  $     0.16  $     0.04  $     0.32

Common shares:
  Balance at beginning of period     51,677      51,677      51,677      51,677
  Balance at end of period           51,677      51,677      51,677      51,677






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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND SIX MONTHS ENDED APRIL 30, 1999 COMPARED WITH

                    THREE AND SIX MONTHS ENDED APRIL 30, 1998

Net income for the second quarter 1999 was $5.2 million as compared with a net loss of $4.6 million in the second fiscal quarter of 1998. For the year-to-date periods, net income of $4.0 million was incurred in 1999 versus a net loss of $11.7 million in 1998. Operating results in all segments of the business improved from year-ago levels.

TIMBER

Operating profits improved 7% for the second quarter 1999 as compared with the second quarter 1998 due primarily to a 1% increase in average log price and a 4% increase in average lumber prices. Log volume sold decreased 5% while lumber volume sold increased 10%. For the year-to-date period, operating profits improved 7% due primarily to a 4% increase in log volume sold and a 3% increase in average lumber price.

During the second quarter, demand and prices were stable in the export market. Domestic demand for logs was good and average price increased due to improved lumber markets.

PAPER AND PAPERBOARD

Operating losses for paper and paperboard decreased to $2.7 million from $6.1 million in the second quarter 1999 compared with the second quarter 1998. The primary reasons for the improvement were lower raw material costs, lower operating costs and increased volume sold. Wood chip costs and old corrugated container (OCC) costs were 12% and 24% lower in the second quarter 1999 as compared with the second quarter 1998. The volume of paper and paperboard sold in the second quarter 1999 increased 33% compared with year-ago levels. Due to increased incoming order pattern from Asia, the mill operated at approximately 86% of capacity in the second quarter. Average paper and paperboard prices declined 7% and 16% from year-ago levels. Operating losses for year-to-date 1999 were $5.7 million as compared with $11.8 million for year-to-date 1998. The improved results were caused by a 10% and 26% decrease in the cost of wood chips and OCC and lower operating costs.

Paper markets, both domestic and export, continue to be slow. The gap between linerboard supply and end user demand has been substantially reduced and price increases were implemented in steps during the second quarter. An additional linerboard price increase for the export market has been announced.

CONVERTED PRODUCTS

Second quarter 1999 operating losses decreased to $3.4 million from $13.0 million in the second quarter 1998. The primary causes for the improvement were lower costs for containerboard used to manufacture boxes and lower box plant converting costs. The volume sold during the quarter held steady with year-ago levels but average price declined 4%. Year-to-date operating losses decreased to $10.5 million from $25.4 million.

Demand was at satisfactory levels during the second quarter 1999 and price increases were implemented in April. The company continues to develop its specialty and niche products and to reduce costs in order to improve margins.

OTHER

Interest expensed in the second quarter 1999 held steady with year-ago levels. Total borrowing was reduced but the resulting reduction in interest expensed was substantially offset by proportionately less interest capitalized for uncompleted capital projects.

The company adjusted the estimated useful lives of some capital assets at the beginning of the fiscal year. The estimated useful lives now range from 20 to 40 years for buildings and principally from 12 to 18 years for machinery and equipment. The change contributed to the reduction of second quarter depreciation expense of $1.7 million as compared with second quarter 1998 and the reduction of year-to-date 1999 depreciation expense of $2.9 million as compared with year-to-date 1998.

INCOME TAXES

Taxes are approximately 37% and 35% of pretax income (loss) for fiscal 1999 and 1998, respectively.


OTHER DATA                                Three Months          Six Months
                                         Ended April 30       Ended April 30
                                                      %                      %
                                     1999     1998 Change   1999     1998 Change
Sales
 Logs, thousands of board feet      57,000   60,000 - 5   111,000  107,000 + 4
 Lumber, thousand of board feet     22,000   20,000 +10    36,000   37,000 - 3
 Paper, tons                        52,000   54,000 - 4   101,000  103,000 - 2
 Paperboard, tons                   61,000   31,000 +97    86,000   74,000 +16
 Converted products, tons          128,000  128,000  --   251,000  255,000 - 2
 Logs, $/thousand board feet       $   615  $   610 + 1   $   602  $   621 - 3
 Lumber, $/thousand board feet         357      343 + 4       349      339 + 3
 Paper, $/ton FOB mill equivalent      549      593 - 7       560      599 - 7
 Paperboard, $/ton FOB mill equiv.     315      373 -16       314      356 -12
 Converted products, $/ton             729      757 - 4       731      749 - 2

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the company had bank lines of credit totaling $377 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. At the end of the second fiscal quarter 1999, the company had outstanding $230 million of notes payable under this agreement. At April 30, 1999, the company had an outstanding balance of $60 million under the remaining $117 million of lines of credit.
Also outstanding at April 30, 1999, were senior notes of $247 million and revenue bonds of $28.9 million.

The company has obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges. The amendments reducing the coverage requirements are effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and to pay certain additional fees.

In an effort to reduce the high level of total debt incurred in fiscal 1998, the company significantly reduced capital expenditures and its cash dividend. As a result, total borrowing was reduced by $51.5 million from the end of fiscal year 1998. Capital expenditures for plant and equipment are expected to be approximately $30 million for fiscal 1999. The current backlog of approved projects is $16 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.02 per share were declared and paid in the second quarter in the aggregate of $1,033,000. Restoration of dividends to the prior levels is a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

YEAR 2000 ISSUES

Y2K compliance is not an issue for our products. We are committed to eliminating or reducing the effects of the Y2K issues on our information systems and production processes. In 1996, a company-wide program was started to identify all aspects of our operations subject to Y2K issues and to provide for a smooth transition into the next millennium. The program is designed to assess current readiness and to implement corrective measures for non-compliant systems and equipment. The identification and inventory phases are complete. Departmental action plans have been developed and are being executed. The program is designed to assess current readiness, to implement corrective measures for systems and equipment that are not ready, test systems where possible, assess risks and establish contingency plans. We estimate that 90% of identified inventory is Y2K ready or has been corrected by our efforts. We plan to have most of our systems that are material and critical to the conduct of our business Y2K ready by September 1, 1999. The company plans to be Y2K ready by December 31, 1999. We are addressing Y2K readiness with our vendors, principal customers and business partners. The estimated remediation cost is approximately $2,900,000 of which $1,700,000 has been incurred to date.

While the company believes that its sytems will be Y2K ready by January 1, 2000, there can be no guarantee that problems will not arise pertaining to Y2K readiness of our systems or that vendors, utility and transportation providers, business partners, banks, communication providers or customers will adequately address their Y2K readiness. At this time, the company's view of the most reasonably likely worst case scenario is the occurrence of temporary unscheduled down-time at its facilities resulting from internal system difficulties or third party failures that could have an adverse affect on our operations and financial results. We are currently developing contingency plans in the event that systems that are material and critical to the conduct of our business or our providers encounter unforeseen Y2K related problems. Though it is impossible to predict all potential Y2K uncertainties, the company believes that its Y2K project will significantly reduce our risk of potential loss.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected results of capital improvement projects and niche market development, paper mill operating rates, the anticipated cost of and availability of financing, and the estimated cost, completion date and success of the company's Y2K compliance program. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

No disclosure is required under this item.



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



                                 LONGVIEW FIBRE COMPANY
                                 (Registrant)




Date        6-10-99                \s\ L. J. Holbrook
                                 L. J. Holbrook, Senior Vice President-Finance,
                                   Secretary and Treasurer




Date        6-10-99                \s\ A. G. Higgens
                                 A. G. Higgens, Assistant Treasurer