Form 10-Q
period 1999-07-31
LONGVIEW FIBRE CO
filed 1999-09-10
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549

                                         FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended July 31, 1999              Commission file number    0-1370




                               Longview Fibre Company
             (Exact name of registrant as specified in its charter)




          Washington                                           91-0298760
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.




    300 Fibre Way, Longview, Washington                        98632
  (Address of principal executive offices)                   (Zip Code)




Registrant's telephone number, including area code       (360) 425-1550




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



         51,676,567 Common Shares were outstanding as of July 31, 1999

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                               Jul. 31     Oct. 31     Jul. 31
                                                  1999        1998        1998
                                            (Unaudited)             (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                $   88,957  $   99,823  $   89,189
  Allowance for doubtful accounts                 1,100       1,100       1,100
Taxes on income, refundable                           -       7,020          16
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                               19,009      19,628      25,616
    Goods in process                             14,188      15,110      17,958
    Raw materials and supplies                   40,726      49,221      48,644
Other                                             7,874       8,136       9,672
          Total current assets                  169,654     197,838     189,995
Capital assets:
Buildings, machinery and equipment at cost    1,634,982   1,629,580   1,621,978
  Accumulated depreciation                      901,618     850,268     834,273
  Costs to be depreciated in future years       733,364     779,312     787,705
Plant sites at cost                               3,116       3,041       3,041
                                                736,480     782,353     790,746
Timber at cost less depletion                   193,737     193,979     195,479
Roads at cost less amortization                   8,852       9,298       9,034
Timberland at cost                               19,233      19,207      18,469
                                                221,822     222,484     222,982
          Total capital assets                  958,302   1,004,837   1,013,728
Other assets                                     69,453      60,668      59,351
                                             $1,197,409  $1,263,343  $1,263,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                          $    3,281  $   10,042  $    4,860
Accounts payable                                 39,024      37,251      40,896
Short-term borrowings                            20,000      50,500      60,500
Payrolls payable                                 12,020      14,309      11,507
Federal income taxes payable                        929           -           -
Other taxes payable                               9,608      10,299      11,915
Current installments of long-term debt           10,118      20,119      14,118
          Total current liabilities              94,980     142,520     143,796
Long-term debt                                  520,900     547,018     547,018
Deferred taxes-net                              147,410     142,827     138,554
Other liabilities                                17,397      16,029      15,644
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                              77,515      77,515      77,515
Additional paid-in capital                        3,306       3,306       3,306
Retained earnings                               335,901     334,128     337,241
          Total shareholders' equity            416,722     414,949     418,062
                                             $1,197,409  $1,263,343  $1,263,074

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                    (000 Omitted)
                                    Three Months Ended         Nine Months Ended
                                          July 31                   July 31
                                      1999        1998        1999        1998
Net sales:
  Timber                         $   44,407  $   42,931  $  123,551  $  121,976
  Paper and paperboard               64,105      53,111     151,459     145,544
  Converted products                 89,081      98,161     272,332     288,838
                                    197,593     194,203     547,342     556,358

Cost of products sold, including
 outward freight                    166,473     163,890     461,590     493,638
Gross profit                         31,120      30,313      85,752      62,720

Selling, administrative
 and general expenses                15,876      15,863      46,728      48,176

Operating profit (loss):
  Timber                             21,779      19,954      61,775      57,263
  Paper and paperboard               (1,823)        165      (7,509)    (11,677)
  Converted products                 (4,712)     (5,669)    (15,242)    (31,042)
                                     15,244      14,450      39,024      14,544

Other income (expense):
  Interest income                        94         156         389         493
  Interest expensed                  (9,463)    (10,454)    (28,718)    (29,468)
  Miscellaneous                         407       1,986       1,964       2,627
                                      6,282       6,138      12,659     (11,804)

Provision for taxes on income:
  Current                                50         123         101      (1,062)
  Deferred                            2,274       2,026       4,583      (3,069)
                                      2,324       2,149       4,684      (4,131)

Net income (loss)                $    3,958  $    3,989  $    7,975  $   (7,673)


Dollars per share:
  Net income (loss)              $     0.08  $     0.08  $     0.15  $    (0.15)
  Dividends                            0.08        0.14        0.12        0.46

Average shares outstanding in the
 hands of the public (000 omitted)   51,677      51,677      51,677      51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                    (000 Omitted)
                                    Three Months Ended         Nine Months Ended
                                          July 31                   July 31
                                      1999        1998        1999        1998
Cash provided by (used for)
 operations:
Net income (loss)                $    3,958  $    3,989  $    7,975  $   (7,673)
Charges to income not
 requiring cash -
  Depreciation                       19,886      22,306      59,950      65,221
  Depletion and amortization          1,067       1,664       3,032       4,401
  Deferred taxes - net                2,274       2,026       4,583      (3,069)
  (Gain) loss on disposition of
    capital assets                       82      (1,640)       (373)       (965)

Change in:
  Accounts and notes receivable      (1,232)     (3,387)     10,866      16,661
  Taxes on income, refundable             -          48       7,020         677
  Inventories                           422         639      10,036      (7,716)
  Other                                 404      (1,419)        262      (1,933)
  Other noncurrent assets            (3,112)     (2,323)     (8,785)     (9,493)
  Accounts, payrolls and other
    taxes payable                     4,119         (32)      1,192      (4,092)
  Federal income taxes payable           31           -         929           -
  Other noncurrent liabilities          456         437       1,368       1,310
Cash provided by operations          28,355      22,308      98,055      53,329

Cash provided by (used for)
  investing:
Additions to: Plant and equipment    (5,379)    (11,699)    (18,415)    (58,807)
           Timber and timberland       (463)       (789)     (2,298)    (14,580)
Proceeds from sale of capital
 assets                                 177       2,167       4,639       4,363
Cash used for investing              (5,665)    (10,321)    (16,074)    (69,024)

Cash provided by (used for)
  financing:
Long-term debt                      (20,119)       (119)    (36,119)     48,881
Short-term borrowings                 5,000       1,500     (30,500)      4,500
Payable to bank resulting from
  checks in transit                  (3,474)     (6,212)     (6,761)     (4,974)
Accounts payable for construction        38          78      (2,399)     (8,941)
Cash dividends                       (4,135)     (7,234)     (6,202)    (23,771)
Cash provided by (used for)
 financing                          (22,690)    (11,987)    (81,981)     15,695

Change in cash position                   -           -           -           -
Cash position, beginning of period        -           -           -           -
Cash position, end of period     $        -  $        -  $        -  $        -
Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
 capitalized)                    $    7,710  $    8,991  $   27,078  $   27,792
Income taxes                             19           1      (7,904)     (1,948)

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                    (000 Omitted)
                                    Three Months Ended       Nine Months Ended
                                          July 31                 July 31
                                      1999        1998        1999        1998
Common stock:
  Balance at beginning of period $   77,515  $   77,515  $   77,515  $   77,515
  Balance at end of period       $   77,515  $   77,515  $   77,515  $   77,515

Additional paid-in capital:
  Balance at beginning of period $    3,306  $    3,306  $    3,306  $    3,306
  Balance at end of period       $    3,306  $    3,306  $    3,306  $    3,306

Retained earnings:
  Balance at beginning of period $  336,078  $  340,486  $  334,128  $  368,685
  Net income (loss)                   3,958       3,989       7,975      (7,673)
  Less cash dividends on common
   stock                             (4,135)     (7,234)     (6,202)    (23,771)
  Balance at end of period       $  335,901  $  337,241  $  335,901  $  337,241

Dividends paid per share         $     0.08  $     0.14  $     0.12  $     0.46

Common shares:
  Balance at beginning of period     51,677      51,677      51,677      51,677
  Balance at end of period           51,677      51,677      51,677      51,677






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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND NINE MONTHS ENDED JULY 31, 1999 COMPARED WITH

                    THREE AND NINE MONTHS ENDED JULY 31, 1998

Operating profits improved 5% for the third quarter 1999 compared with the third quarter 1998, but net income declined 1% due primarily to an 80% decrease in miscellaneous income. Net income for year-to-date 1999 was $8.0 million as compared with a net loss of $7.7 million for year-to-date 1998. Year-to-date operating results in all segments of the business improved.

TIMBER

Operating profits improved 9% for the third quarter 1999 as compared with the third quarter 1998 due primarily to a 3% increase in average log price and a 25% increase in average lumber price. Log volume sold decreased 13%, while lumber volume sold increased 56%. For the year-to-date period, operating profits improved 8% due primarily to a 15% increase in lumber volume sold and an 11% increase in average lumber price.

During the third quarter, demand and prices were stable in the export market. Domestic demand for logs was good during the third quarter and average price improved due to increased lumber prices.

PAPER AND PAPERBOARD

The third quarter 1999 operating loss for paper and paperboard was $1.8 million compared with the third quarter 1998 operating profit of $0.2 million. The primary reason for the reduced results was a decrease in average selling price caused by proportionately more paperboard tonnage sold (product mix) and average paper prices decreasing 8%. Average paperboard prices were comparable to year-ago levels. The volume of paper and paperboard sold increased 3% and 114%, respectively, in the third quarter 1999 as compared with the third quarter 1998. The mill operated at about 86% capacity which included a 7-day shutdown for mechanical and annual maintenance purposes. Wood chip costs were 9% lower while old corrugated containers (OCC) costs were 2% higher in the third quarter 1999 as compared with year-ago levels. Operating losses for year-to-date 1999 were $7.5 million as compared with $11.7 million for the year-ago period. The improved results were caused primarily by a 10% and 17% decrease in the cost of wood chips and OCC, respectively, and lower operating costs.

Domestic linerboard markets strengthened as a result of reduced supply and increased end user demand. Export linerboard markets improved due to improved demand and reduced availability of linerboard caused by certain suppliers exiting the market. Price increases for the domestic linerboard market were announced for August. Third quarter 1999 average export linerboard prices improved 9% from second quarter 1999 levels.

CONVERTED PRODUCTS

Third quarter 1999 operating losses decreased to $4.7 million from $5.7 million in the third quarter 1998 due to a 1% increase in average price. The volume of product sold decreased 10% for the third quarter as compared with year-ago levels. Year-to-date 1999 operating losses decreased to $15.2 million from

$31.0 million. The primary reasons for the improvement were lower costs for containerboard used to manufacture boxes and lower box plant converting costs.

Demand was at satisfactory levels during the third quarter 1999 although certain regions were slow. The company has announced a second price increase for fiscal 1999, effective August 1999. The company continues to develop its specialty and niche products and to reduce costs in order to improve margins.

OTHER

Interest expensed in the third quarter 1999 decreased 9% as compared with third quarter 1998 due to a lower level of borrowing. For the year-to-date period, interest expensed decreased 3%.

Included in miscellaneous income for the third quarter 1998 was a gain on timberland sales in the amount of $1.5 million.

The company adjusted the estimated useful lives of certain capital assets at the beginning of the fiscal year which contributed to the 8% year-to-date decrease in depreciation expense.

INCOME TAXES

Taxes are approximately 37% and 35% of pretax income for fiscal 1999 and 1998, respectively.


OTHER DATA                               Three Months           Nine Months
                                         Ended July 31          Ended July 31
                                                      %                       %
                                      1999     1998 Change   1999    1998 Change
Sales
 Logs, thousands of board feet       56,000   64,000 - 13  167,000  171,000 - 2
 Lumber, thousand of board feet      25,000   16,000 + 56   61,000   53,000 +15
 Paper, tons                         64,000   62,000 +  3  165,000  165,000  --
 Paperboard, tons                    75,000   35,000 +114  161,000  109,000 +48
 Converted products, tons           115,000  128,000 - 10  366,000  383,000 - 4
 Logs, $/thousand board feet        $   605  $   587 +  3  $   603  $   608 - 1
 Lumber, $/thousand board feet          411      328 + 25      374      336 +11
 Paper, $/ton FOB mill equivalent       567      613 -  8      563      604 - 7
 Paperboard, $/ton FOB mill equiv.      367      368   --      325      360 -10
 Converted products, $/ton              774      766 +  1      744      754 - 1

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the company had bank lines of credit totaling $347 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, currently 0.60%, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.275% per year. At the end of the third fiscal quarter 1999, the company had outstanding $220 million of notes payable under this agreement. At July 31, 1999, the company had an outstanding balance of $65 million under the remaining $87 million of lines of credit. Also outstanding at July 31, 1999, were senior notes of $237 million and revenue bonds of $28.9 million.

The company has obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges. The amendments reducing the coverage requirements are effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and has paid an additional one time fee.

In an effort to reduce the high level of total debt incurred in fiscal 1998, the company significantly reduced capital expenditures and its cash dividend. As a result, total borrowing was reduced by $66.6 million from the end of fiscal year 1998. Capital expenditures for plant and equipment are expected to be approximately $30 million for fiscal 1999. The current backlog of approved projects is $23 million. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.08 per share were declared and paid in the third quarter in the aggregate of $4,135,000. Restoration of dividends to the prior level is a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

YEAR 2000 ISSUES

Y2K compliance is not an issue for our products. We are committed to eliminating or reducing the effects of the Y2K issues on our information systems and production processes. In 1996, a company-wide program was started to identify all aspects of our operations subject to Y2K issues and to provide for a smooth transition into the next millennium. The program is designed to assess current readiness and to implement corrective measures for non-compliant systems and equipment. The identification and inventory phases are complete. Departmental action plans have been developed and are being executed. The program is designed to assess current readiness, to implement corrective measures for systems and equipment that are not ready, test systems where possible, assess risks and establish contingency plans. We estimate that 92% of identified inventory is Y2K ready or has been corrected by our efforts. We plan to have most of our systems that are material and critical to the conduct of our business Y2K ready by September 30, 1999. The company plans to be Y2K ready by December 31, 1999. We are addressing Y2K readiness with our vendors, principal customers and business partners. The estimated remediation cost is approximately $2,600,000 of which $1,900,000 has been incurred to date.

While the company believes that its systems will be Y2K ready by January 1, 2000, there can be no guarantee that problems will not arise pertaining to Y2K readiness of our systems or that vendors, utility and transportation providers, business partners, banks, communication providers or customers will adequately address their Y2K readiness. At this time, the company's view of the most reasonably likely worst case scenario is the occurrence of temporary unscheduled down-time at its facilities resulting from internal system difficulties or third party failures that could have an adverse affect on our operations and financial results.

We are currently developing contingency plans in the event that systems that are material and critical to the conduct of our business or our providers encounter unforeseen Y2K related problems. Though it is impossible to predict all potential Y2K uncertainties, the company believes that its Y2K project will significantly reduce our risk of potential loss.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning anticipated pricing and market conditions for the company's products, the expected amount of and results of capital improvement projects and niche market development, paper mill operating rates, the anticipated cost of and availability of financing, and the estimated cost, completion date and success of the company's Y2K compliance program. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delays or cost overruns, weather, labor disputes, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.


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



                                LONGVIEW FIBRE COMPANY
                                (Registrant)




Date         9-10-99              \s\ L. J. Holbrook
                                L. J. Holbrook, Senior Vice President-Finance,
                                  Secretary and Treasurer




Date         9-10-99              \s\ A. G. Higgens
                                A. G. Higgens, Assistant Treasurer