Form 10-K405
period 1999-10-31
LONGVIEW FIBRE CO
filed 2000-01-28
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 1999    Commission File No.    0-1370

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

Market value per share $14.25 as of December 31, 1999     Total $660,292,959

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 1999.           51,676,567  shares outstanding
                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 15, 1999.

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

     This item is completed by reference to Note 7 of Item 8 of Part II of this Form 10-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    (i-x) Principal Products, Markets and Methods of Distribution

          TIMBER - The company owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export markets. The majority of domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our tree farms. The company exports logs principally to Japan through sales to U. S. exporters or directly to foreign importers. The company does not believe that the loss of one customer or group of customers would have a material effect on the company.

          At October 31, 1999, the company owned in fee 570,993 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed fifteen percent of realizable value.

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

          Modernization of the press section of #10 paper machine, the dryer section of #1 paper machine and replacement of #9 machine winder are the largest projects being undertaken at this time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          To spread risk, the company has been engaged in a long campaign to increase value added products, such as extensible paper, recycled kraft paper, specialty kraft, masking paper and colored kraft paper. Through the years, paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the basic commodity products (paperboard and bag paper) were not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions, a greater proportion of paperboard is being produced.

          CONVERTED PRODUCTS - The company's fifteen converting plants in ten states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 53% of the Longview mill production.

          Bags are sold by the company's sales force working out of San Francisco, California; Longview, Washington; and Waltham, Massachusetts. Sales are made directly or through paper merchants.

          Corrugated and solid fibre boxes are sold by the company's offices located at Longview, Seattle and Yakima, Washington; Portland, Oregon; San Francisco, Los Angeles and Oakland, California; Twin Falls, Idaho; Spanish Fork and Cedar City, Utah; Milwaukee, Wisconsin; Cedar Rapids, Iowa; Grand Forks, North Dakota; Minneapolis, Minnesota; Atlanta, Georgia; Amsterdam, New York; and Springfield, Massachusetts. The loss of a single customer, or a few customers, would not have a material effect on the business of the company.

          Planned capital expenditures include the construction of a new sheet plant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

          In the timber segment, there is competition with various domestic and international timber companies. We are one of the largest
          U. S. exporters of logs to the Japanese market. In the paper and paperboard segment, there is intense competition among a significant number of competitors, including conventional paper mills, and recycling mills that rely on recycled post-consumer and industrial material as the principal fiber source. The converted products segment also involves intense competition among many competitors. Competition in these manufacturing segments is based principally on price, quality of product, service and reliability. The company emphasizes quality, service and reliability, and has not competed aggressively on the basis of price or typically sought out large national customer accounts that frequently involve demands for discount pricing, although there are large account customers with whom the company has established relationships.

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.
                                     1999     1998    1997
          Timber                      22%      22%     24%
          Paper and Paperboard        29%      26%     25%
          Converted Products          49%      52%     51%

          No material portion of the business of the company is seasonal.

          The practice of the company and the industry does not require an abnormal amount of working capital.

    (xii) This item is completed by reference to Item 7 of Part II of this Form 10-K.

   (xiii) The company has approximately 3,650 employees.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Segment information (including amount of export sales) is completed by reference to Note 7 of Item 8 of Part II of this Form 10-K.

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

ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 1999, the company owned in fee 570,993 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever available at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. No large inventory of mature trees is maintained.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PAPER AND PAPERBOARD - At Longview, Washington on a site of approximately 350 acres owned by the company with deep water frontage on the Columbia River and featuring connections with two transcontinental railroads and adequate highway access, there is an integrated operation for producing pulp and delivering it to twelve paper and/or containerboard machines with full supporting facilities.

Mill utilization was at 85% during fiscal 1999.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the shareholders.


EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    84  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. E. Wertheimer    71  (2) Executive Vice President              (1960)

R. J. Parker        51  (3) Senior Vice President-Production      (1994)
                        and Mill Manager

D. L. Bowden        64  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      44  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

D. C. Stibich       68  (6) Senior Vice President-Paper Sales     (1981)

R. B. Arkell        68  (7) Vice President-Industrial Relations
                        and General Counsel                       (1986)

R. H. Wollenberg    46  (8) Senior Vice President-Production
                        Western Container Division                (1996)

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         1999   	       1998
            Quarter   High     Low	  High     Low
            1st     $13.00  $ 9.44	$17.38  $14.31
            2nd      14.38   10.31	 17.13   15.00
            3rd      17.44   12.88	 17.44   11.75
            4th      16.63   11.06	 13.44    9.50

The company estimated it had approximately 13,000 shareholders on December 7, 1999.

Dividends per share paid in fiscal 1999, 1998 and 1997:

                         1999      1998       1997
            January     $0.02     $0.16      $0.16
            April        0.02      0.16       0.16
            July         0.08      0.14       0.16
            October      0.16      0.08       0.16
                        $0.28     $0.54      $0.64

The Directors declared a regular dividend of $0.12 per share which was paid on January 10, 2000, to shareholders of record on December 24, 1999.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 3 of Item 8 of Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

(dollars in thousands except per share)        1999       1998       1997       1996       1995
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . .  $  774,349 $  753,244 $  772,845 $  822,722 $  985,515
  Timber. . . . . . . . . . . . . . . .     170,992    166,037    186,814    186,405    207,735
  Paper and paperboard. . . . . . . . .     226,330    193,154    196,192    199,827    308,356
  Converted products. . . . . . . . . .     377,027    394,053    389,839    436,490    469,424
Cost of products sold, including
  outward freight . . . . . . . . . . .     644,072    666,960    661,684    657,737    778,032
Gross profit. . . . . . . . . . . . . .     130,278     86,284    111,161    164,985    207,483
Selling, administrative and general
  expenses. . . . . . . . . . . . . . .      62,670     64,693     63,760     60,199     59,709
Operating profit. . . . . . . . . . . .      67,608     21,591     47,401    104,786    147,774
  Timber. . . . . . . . . . . . . . . .      83,207     74,470    101,740    104,449    121,738
  Paper and paperboard. . . . . . . . .      (4,114)   (13,009)    (5,143)     4,300      7,442
  Converted products. . . . . . . . . .     (11,485)   (39,870)   (49,196)    (3,963)    18,594
Interest expensed . . . . . . . . . . .     (38,703)   (39,935)   (31,613)   (29,506)   (29,447)
Other income. . . . . . . . . . . . . .       2,579      4,192      3,706     11,584      1,912
Income (loss) before income taxes . . .      31,484    (14,152)    19,494     86,864    120,239
Provision for income taxes. . . . . . .      11,500     (7,500)     6,800     30,500     44,200
Net income (loss) . . . . . . . . . . .      19,984     (6,652)    12,694     56,364     76,039

PER SHARE
Net income (loss) . . . . . . . . . . .  $     0.39 $    (0.13)$     0.25 $     1.09 $     1.47
Dividends . . . . . . . . . . . . . . .        0.28       0.54       0.64       0.64       0.60
Earnings reinvested in the business . .        0.11      (0.67)     (0.39)      0.45       0.87
Shareholders' equity at year-end. . . .        8.14       8.03       8.70       9.10       8.65
Average shares outstanding (thousands).      51,677     51,677     51,691     51,731     51,787
Shares outstanding at year-end (thousands)   51,677     51,677     51,677     51,706     51,751

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . .  $1,212,753 $1,263,343 $1,260,903 $1,197,280 $1,153,823
Working capital . . . . . . . . . . . .      68,001     55,318     40,381     50,974     42,559
Capital assets. . . . . . . . . . . . .     947,359  1,004,837  1,013,361    951,137    906,586
Deferred taxes - net. . . . . . . . . .    (153,945)  (142,827)  (141,623)  (135,106)  (119,205)
Long-term debt. . . . . . . . . . . . .     495,900    547,018    498,137    426,255    409,374
Shareholders' equity. . . . . . . . . .     420,463    414,949    449,506    470,412    447,899

OTHER DATA
Sales:  Logs, thousands of board feet .     230,000    235,000    218,000    243,000    262,000
        Lumber, thousands of board feet      85,000     76,000     65,000     33,000     32,000
        Paper, tons . . . . . . . . . .     241,000    221,000    202,000    207,000    259,000
        Paperboard, tons. . . . . . . .     240,000    140,000    177,000    129,000    212,000
        Converted products, tons. . . .     500,000    524,000    548,000    542,000    572,000
        Logs, $/thousand board feet . .  $      605 $      598 $      724 $      719 $      753
        Lumber, $/thousand board feet .         378        336        443        367        313
        Paper, $/ton FOB mill equivalent        565        610        638        664        698
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . .         333        353        332        356        489
        Converted products, $/ton . . .         754        752        711        805        821
Primary production, tons. . . . . . . .   1,016,000    903,000    958,000    905,000  1,058,000
Employees . . . . . . . . . . . . . . .       3,650      3,700      3,900      3,900      3,800
Funds:  Used for plant and equipment. .  $   29,237 $   73,054 $  139,727 $  127,558 $  138,613
        Used for timber and timberlands       3,541     15,622     15,716      3,822     35,046

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FISCAL 1999 VS. FISCAL 1998

Net income for fiscal 1999 was $19,984,000 as compared with a net loss of $6,652,000 in fiscal 1998. The modest improvement was caused by improved operating results in all segments of the business.

Operating profits for the timber segment improved 12% in fiscal 1999 to $83,207,000 from $74,470,000 in fiscal 1998. The primary reasons for the improved results were a 1% and 13% increase in average log and lumber prices and a 12% increase in lumber footage sold. Export log prices were fairly stable throughout the year and demand for douglas fir volume was stable. Log prices in the domestic market improved during most of the year due to strong lumber markets.

Demand in the domestic lumber market was good as housing starts remained strong. Prices started increasing early in the year and peaked in July. Fourth quarter domestic lumber prices were 13% higher than year-ago levels. Export lumber prices improved substantially throughout the year and for the fourth quarter were 37% above year-ago levels.

The company operates its 570,993 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and eight times book value. Environmental regulations that require set asides, buffer zones and otherwise limit our ability to harvest timber, reduce the value of our tree farms. The company estimates that the reduction in value due to current regulations does not exceed 15% of realizable value. See "Forward-Looking Statements".

Operating losses for paper and paperboard decreased from $13,009,000 in fiscal 1998 to $4,114,000 in fiscal 1999. The primary reasons for this improvement were decreased costs for wood chips and old corrugated containers ("OCC"), lower per unit operating costs due to improved efficiencies and a higher mill operating rate and a 33% increase in tonnage sold.

Principal raw materials for paper and paperboard include wood chips, purchased bleach pulp, sawdust and reclaimed fibers. Wood chip costs were about 8% lower than the prior fiscal year. The price of OCC increased during the year but the average OCC cost for fiscal 1999 was 6% lower than fiscal 1998. Purchase of bleached pulp from a variety of sources has proved to be a beneficial arrangement. Capital projects completed in prior years have enabled the company to utilize more low cost raw materials, such as OCC, and to adjust the raw material mix as markets change in an effort to control costs.

The linerboard price deterioration which began the latter part of fiscal 1998 bottomed out in the first quarter 1999. During the year domestic linerboard markets strengthened as the gap between supply and end user demand was substantially reduced by the shutdown of some linerboard capacity by others in the first half of the year. Export linerboard markets also improved due to increased demand and reduced linerboard supply caused by certain suppliers exiting that market. Average paperboard prices for the fourth quarter improved 13% from the first quarter low, but the average price for fiscal 1999 was 6% lower than fiscal 1998. The volume of paperboard sold in fiscal 1999 increased 71% from year-ago levels.

The volume of paper sold increased 9% but average price decreased 7% for fiscal 1999 as compared to fiscal 1998.

The mill operated at 85% of capacity during fiscal 1999.

Operating losses from converted products decreased from $39,870,000 in fiscal 1998 to $11,485,000 in fiscal 1999. The primary reasons for the improvement were lower costs of containerboard used to manufacture boxes and lower box plant converting costs. Operating results were favorably impacted by the closure of the Rockford box plant and the discontinuance of most of the grocery bag product line in 1998.

The volume of product sold decreased 5% and average price held steady with year-ago levels. Due to continued linerboard price deterioration in the first quarter, box prices didn't bottom out until the second fiscal quarter. Since then the company has implemented two price increases.

Selling, administrative and general expenses were 8% of sales in fiscal 1999 and 9% of sales in fiscal 1998. Interest expensed declined 3% from $39,935,000 to $38,703,000 due primarily to a lower level of borrowing partially offset by proportionately less interest capitalized for uncompleted projects.

It appears that growth in consumption and retirement of capacity by others brought supply and demand in containerboard and packaging to a more satisfactory level and that price recoveries toward compensatory levels are possible. Fourth quarter operating results were encouraging as both manufacturing segments of the business reported operating profits. A better utilization of mill capacity is expected which should help costs. The company is making and will continue to make strenuous efforts to reach a satisfactory level of earnings. See "Forward-Looking Statements".

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

The company operates its 570,863 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we estimate the value of the tree farms to be between six and eight times book value. Environmental regulations that require set asides, buffer zones and otherwise limit our ability to harvest timber, reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed 12% of realizable value.

Operating losses for paper and paperboard increased from $5,143,000 in fiscal 1997 to $13,009,000 in fiscal 1998. The primary reasons for this change were increased wood chip costs, lower operating rates, a 4% reduction in average paper prices, and a 5% decrease in volume sold. Average paperboard prices increased 6%.

Principal raw materials for paper and paperboard include wood chips, purchased bleached pulp, sawdust and reclaimed fibers. Wood chip costs were about 20% higher than the prior fiscal year. Old corrugated container ("OCC") prices have remained low but may increase. Fiber costs are being reduced by increased use of OCC and by reducing the portion of chips manufactured from whole logs, which cost more than chips saved from sawmill wastes. Prices of sawmill residual chips declined at the end of the year. Purchase of bleached pulp from a variety of sources proved to be a beneficial arrangement.

Export linerboard and paper markets, particularly in Asia, continue to be slow. Average export linerboard prices improved during the first half of the year, but deteriorated in the fourth quarter. Domestic markets were fair but have been adversely affected by the soft Asian markets.

Due to market conditions mill operations were rescheduled by shutting down the equivalent of at least two machines and leveling production at approximately 75% of total capacity. The number of paper machine crews were reduced to support the scaled down schedule. In addition to reduced labor costs, this schedule improved operating efficiencies and reduced energy and fiber costs. During the year, the mill operated at approximately 75% of capacity.

Operating losses from converted products decreased from $49,196,000 in fiscal 1997 to $39,870,000 in fiscal 1998 due primarily to a 6% increase in average price, offset in part by higher costs for containerboard used to manufacture boxes. Due to continued poor performance, the long-term viability of certain converting plants and product lines were studied. As a result, the Rockford box plant was closed in October 1998. The building and some equipment were sold and the balance of the equipment was or will be moved to other box plant facilities. Most sizes of the grocery bag product line were discontinued with the bulk of the equipment sold.

Demand for converted products was at satisfactory levels during the year but some box price deterioration occurred due to recent containerboard price decreases. The company continued to develop its specialty and niche products to improve margins.

Selling, administrative and general expenses were 9% of sales in fiscal 1998 and 8% of sales in fiscal 1997. Higher total borrowing and proportionately less interest capitalized for uncompleted capital projects resulted in an increase in interest expensed from $31,613,000 to $39,935,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $117,083,000 in fiscal 1999 compared with $69,369,000 in fiscal 1998. The increase was primarily due to improved earnings and the change in taxes on income refundable.

Working capital was $68,001,000 at October 31, 1999 compared to $55,318,000 at October 31, 1998.

To reduce the high level of total debt incurred in fiscal 1998, the company significantly reduced capital expenditures and its cash dividend. As a result long-term debt, current installments of long-term debt and short-term borrowings decreased by an aggregate of $73,619,000 in fiscal 1999.

At October 31, 1999 the company had bank lines of credit totaling $347,000,000. Of this amount, $260,000,000 was under a credit agreement with a group of banks expiring February 28, 2001, with renewal provisions beyond that date. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.50%, or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.25% per year. The company had outstanding $230,000,000 of notes payable under this agreement at October 31, 1999. Also available was a bank loan agreement providing a committed line of credit totaling $25,000,000 with an expiration date of February 28, 2001. At October 31, 1999 the company had loans of $25,000,000 under this loan agreement. At October 31, 1999, the company had an outstanding balance of $33,000,000 under the remaining $62,000,000 of lines of credit. The unused portion of all lines of credit was $59,000,000.

Also outstanding at October 31, 1999 were senior notes of $227,000,000 and revenue bonds of $28,900,000. For further details regarding borrowing, see Notes 2 and 3 of Item 8 of Part II of this Form 10-K.

During the fiscal year the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges (fixed charge coverage ratio). The amendments reducing the coverage requirements were effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and has paid an additional one time fee. As of October 31, 1999 the company is in full compliance with all financial covenants of the original Note Agreements without regard to the amendments, including the fixed charge coverage ratio. The company will continue to pay the additional 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt.

Capital expenditures for fiscal 1999 were $29,237,000 for plant and equipment and $3,541,000 for timberlands. Capital expenditures for fiscal 1998 for plant and equipment were $73,054,000 and for timberlands were $15,622,000.
The backlog of approved capital projects as of October 31, 1999 was $33,000,000. The company plans to increase capital expenditures modestly such that expenditures for capital projects will remain somewhat below depreciation charges until earnings improve materially, which should result in a reduction of debt. See "Forward-Looking Statements".

Capital expenditures for plant and equipment are expected to be between $45,000,000 and $55,000,000 in fiscal 2000. Purchase of timberlands will depend on offerings, price levels and competition. We expect any offers we make will be at prices we believe to be conservative. We plan to fund capital expenditures principally from internally generated funds. See "Forward-Looking Statements".

During fiscal 1999 and 1998, the company did not purchase shares of its stock. Purchases began in 1964; the total number of shares acquired through fiscal 1999 is 21,403,633 shares for $97,090,164 at an average cost of $4.54 per share.

Dividends of $0.28 per share were paid in fiscal 1999 and $0.54 in fiscal 1998. The Board of Directors declared a dividend of $0.12 per share which was paid on January 10, 2000, to shareholders of record on December 24, 1999. A high level of debt combined with a lack of earnings necessitated dividend cuts. Restoration of dividends to the prior level is a high priority, but there can be no assurance that the company's future results will support increased dividends. See "Forward-Looking Statements".

YEAR 2000 ISSUES

To date there have been no material Y2K problems. Y2K compliance was not an issue for our products. Longview Fibre Company committed in 1996 to reduce or eliminate the effects of the Y2K issues on its information systems and production processes and to maintain its reputation as a premier provider of paper and containerboard products. A Y2K Readiness team was formed to look at and monitor all aspects of our operations subject to Y2K issues. The program was designed to assess current readiness, to implement corrective measures for systems and equipment that were not ready, test systems where possible, and establish contingency plans. Y2K readiness was also discussed with our vendors, principal customers and business partners. The estimated cost was approximately $2,300,000.

OTHER

During the year ended October 31, 1999, the company adjusted the estimated useful lives of some capital assets. The estimated useful lives now range from 20 to 40 years for buildings and principally from 12 to 18 years for machinery and equipment. This change increased fiscal 1999 net income by approximately $5,845,000 or $0.11 per share. As a result of an updated comparison of the estimated useful lives for various asset categories of certain companies in the industry and further study of its own asset base, the company is planning to adjust the estimated useful lives of machinery and equipment for fiscal 2000. The estimated useful lives will be principally from 15 to 20 years. The company estimates that this change will increase fiscal 2000 net income by approximately $10,000,000 or $0.20/share. See "Forward-Looking Statements".

The company continually reviews any known environmental exposures including the cost of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements. See "Forward-Looking Statements".

The company believes it is in substantial compliance with Federal, State and local laws regarding environmental quality. The Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule". The company estimates that over the next 1 to 2 years required pollution control capital expenditures could range from $10,000,000 to $12,000,000, with another $10,000,000 to $20,000,000 over the next 5 years.
See "Forward-Looking Statements".

Although future pollution control expenditures cannot be predicted with any certainty because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, the company believes that compliance with these regulations will not have a material impact on its capital expenditures, earnings or competitive position. See "Forward-Looking Statements".

As part of an industry-supported effort, new forestry regulations have been developed in Washington to protect salmon. These regulations restrict the harvest of timber near streams and other environmentally sensitive areas, thereby reducing the timber that can be harvested and increasing costs. New salmon regulations are also being considered in Oregon, but until the regulations are adopted the magnitude of the impact on the company's Oregon timberlands cannot be predicted with certainty.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assets, although most of the inflationary effect on inventories is already portrayed in the consolidated income statement by use of the LIFO method of inventory valuation.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated values of existing and costs of additional timberlands, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules, the anticipated cost of and availability of financing for planned capital improvement projects, the anticipated cost of compliance with certain environmental regulations and effects of environmental contingencies and litigation on financial conditions and results of operations, and the estimated cost and success of the company's Y2K compliance program. Certain forward-looking statements are identified by a cross-reference to this section. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U. S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving derivatives.

Note 6 of Item 8 of Part II of this Report on Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  17
Consolidated Statement of Income for the
   three years ended October 31, 1999 . . . . . . . . . . . . . . .  18
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 1999. . . . . . . .  18
Consolidated Balance Sheet at October 31,
   1999, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .  19
Consolidated Statement of Cash Flows for
   the three years ended October 31, 1999 . . . . . . . . . . . . .  20
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  21

Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Portland, Oregon
December 7, 1999

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        1999       1998      1997
NET SALES. . . . . . . . . . . . . . . . . . .  $774,349   $753,244  $772,845
      Timber . . . . . . . . . . . . . . . . .   170,992    166,037   186,814
      Paper and paperboard . . . . . . . . . .   226,330    193,154   196,192
      Converted products . . . . . . . . . . .   377,027    394,053   389,839
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   644,071    666,960   661,684
GROSS PROFIT . . . . . . . . . . . . . . . . .   130,278     86,284   111,161
Selling, administrative and general expenses .    62,670     64,693    63,760
OPERATING PROFIT . . . . . . . . . . . . . . .    67,608     21,591    47,401
      Timber . . . . . . . . . . . . . . . . .    83,207     74,470   101,740
      Paper and paperboard . . . . . . . . . .    (4,114)   (13,009)   (5,143)
      Converted products . . . . . . . . . . .   (11,485)   (39,870)  (49,196)
Interest income. . . . . . . . . . . . . . . .       481      1,256       784
Interest expensed. . . . . . . . . . . . . . .   (38,703)   (39,935)  (31,613)
Miscellaneous. . . . . . . . . . . . . . . . .     2,098      2,936     2,922
INCOME (LOSS) BEFORE INCOME TAXES  . . . . . .    31,484    (14,152)   19,494
PROVISION FOR TAXES ON INCOME (see Note 8)
Current. . . . . . . . . . . . . . . . . . . .       190     (8,503)   (1,315)
Deferred . . . . . . . . . . . . . . . . . . .    11,310      1,003     8,115
                                                  11,500     (7,500)    6,800

NET INCOME (LOSS). . . . . . . . . . . . . . .  $ 19,984   $ (6,652) $ 12,694
      Per share. . . . . . . . . . . . . . . .  $   0.39   $  (0.13) $   0.25


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         1999       1998      1997
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,515   $ 77,515  $ 77,558
      Ascribed value of stock purchased. . . .        _-          -       (43)
      Balance at end of year . . . . . . . . .  $ 77,515   $ 77,515  $ 77,515
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $334,128   $368,685  $389,548
      Net income (loss). . . . . . . . . . . .    19,984     (6,652)   12,694
      Less cash dividends on common stock
        ($0.28, $0.54, $0.64 per share,
         respectively) . . . . . . . . . . . .   (14,470)   (27,905)  (33,083)
      Less purchases of common stock . . . . .         -          -      (474)
      Balance at end of year . . . . . . . . .  $339,642   $334,128  $368,685
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,677     51,677    51,706
      Purchases. . . . . . . . . . . . . . . .         -          -       (29)
      Balance at end of year . . . . . . . . .    51,677     51,677    51,677

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             1999       1998       1997
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $  106,095 $   99,823 $  105,850
  Allowance for doubtful accounts. . . . . .       1,100      1,100      1,100
Taxes on income, refundable. . . . . . . . .           -      7,020        693
Inventories (see Note 4) . . . . . . . . . .      79,563     83,959     84,502
Other. . . . . . . . . . . . . . . . . . . .       8,162      8,136      7,739
            Total current assets . . . . . .     192,720    197,838    197,684
Capital assets:
Buildings, machinery and equipment at cost .   1,635,298  1,629,580  1,572,089
  Accumulated depreciation . . . . . . . . .     912,366    850,268    774,852
    Costs to be depreciated in future
     years (see Note 5). . . . . . . . . . .     722,932    779,312    797,237
Plant sites at cost. . . . . . . . . . . . .       3,116      3,041      3,041
                                                 726,048    782,353    800,278
Timber at cost less depletion. . . . . . . .     192,860    193,979    187,141
Roads at cost less amortization. . . . . . .       9,198      9,298      8,866
Timberland at cost . . . . . . . . . . . . .      19,253     19,207     17,076
                                                 221,311    222,484    213,083
            Total capital assets . . . . . .     947,359  1,004,837  1,013,361
Pension and other assets (see Note 10) . . .      72,674     60,668     49,858
                                              $1,212,753 $1,263,343 $1,260,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $    8,892 $   10,042 $    9,834
Accounts payable . . . . . . . . . . . . . .      43,701     37,251     53,647
Short-term borrowings (see Note 2) . . . . .      18,000     50,500     56,000
Payrolls payable . . . . . . . . . . . . . .      14,321     14,309     13,206
Federal income taxes payable . . . . . . . .         926          -          -
Other taxes payable. . . . . . . . . . . . .       8,761     10,299     10,498
Current installments of long-term debt . . .      30,118     20,119     14,118
            Total current liabilities  . . .     124,719    142,520    157,303
Long-term debt (see Note 3). . . . . . . . .     495,900    547,018    498,137
Deferred taxes - net (see Note 8). . . . . .     153,945    142,827    141,623
Other liabilities. . . . . . . . . . . . . .      17,726     16,029     14,334
Commitments (see Note 9) . . . . . . . . . .           -          -          -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares           -          -          -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,676,567 shares (see Note 11) . . . . . .      77,515     77,515     77,515
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     339,642    334,128    368,685
            Total shareholders' equity . . .     420,463    414,949    449,506
                                              $1,212,753 $1,263,343 $1,260,903

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        1999      1998      1997
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income (loss). . . . . . . . . . . . . .   $ 19,984  $ (6,652) $ 12,694
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     79,621    86,990    81,213
   Depletion and amortization  . . . . . . .      4,622     5,906     5,158
   Deferred taxes - net  . . . . . . . . . .     11,118     1,204     6,517
   (Gain) loss on disposition of capital
    assets . . . . . . . . . . . . . . . . .        841      (551)    3,961

Change in:
   Accounts and notes receivable - net . . .     (6,272)    6,027    (6,703)
   Taxes on income, refundable . . . . . . .      7,020    (6,327)     (693)
   Inventories . . . . . . . . . . . . . . .      4,396       543     9,216
   Other . . . . . . . . . . . . . . . . . .        (26)     (397)    4,184
   Pension and other noncurrent assets . . .    (12,006)  (10,810)   (7,403)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .      5,162    (8,259)    6,950
   Federal income taxes payable. . . . . . .        926         -         -
   Other noncurrent liabilities. . . . . . .      1,697     1,695     1,541
Cash provided by operations. . . . . . . . .    117,083    69,369   116,635

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .    (29,237)  (73,054) (139,727)
               Timber and timberlands. . . .     (3,541)  (15,622)  (15,716)
Proceeds from sale of capital assets . . . .      5,172     4,855     2,887
Cash used for investing. . . . . . . . . . .    (27,606)  (83,821) (152,556)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .          -   119,000    86,000
Reduction in long-term debt. . . . . . . . .    (41,119)  (64,118)  (34,119)
Short-term borrowings. . . . . . . . . . . .    (32,500)   (5,500)   18,000
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .     (1,150)      208    (3,197)
Accounts payable for construction. . . . . .       (238)   (7,233)    2,837
Cash dividends . . . . . . . . . . . . . . .    (14,470)  (27,905)  (33,083)
Purchase of common stock . . . . . . . . . .          -         -      (517)
Cash provided by (used for) financing. . . .    (89,477)    14,452   35,921

Change in cash position. . . . . . . . . . .          -         -         -
Cash position, beginning of year . . . . . .          -         -         -
Cash position, end of year . . . . . . . . .   $      -  $      -  $      -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 39,169  $ 40,248  $ 32,037
 Capitalized interest  . . . . . . . . . . .        386     1,344     3,290
 Income taxes  . . . . . . . . . . . . . . .     (7,911)   (1,985)   (3,197)

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

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 12 to 18 years for machinery and equipment. (See Note 5)

TIMBERLANDS, DEPLETION AND AMORTIZATION
Timber, timberlands and timber roads are stated at cost. Provision for depletion of timber and amortization of logging roads represents charges per unit of production (footage cut) based on the estimated recoverable timber. No gain or loss is recognized on timberland exchanges since the earnings process is not considered complete until timber is harvested and marketed.

EARNINGS PER SHARE
Net income (loss) per common share is computed on the basis of weighted average shares outstanding of 51,676,567, 51,676,567 and 51,691,411 for 1999,
1998 and 1997, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

The Statement of Financial Accounting Standards No. 132 (FAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was adopted during 1999. This Statement revises the disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

SEGMENT INFORMATION
The Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", was adopted during 1999. This Statement establishes standards for the way the company reports information about operating segments in annual financial statements issued to shareholders. The adoption of FAS 131 did not change the disclosure of segments for the company.

REVENUE RECOGNITION
The company recognizes revenues when goods are shipped.


NOTE 2 - SHORT-TERM BORROWINGS:
At October 31, 1999, the company had bank lines of credit totaling $347 million. Of this amount, $260 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 0.50%, or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a facility fee, currently 0.25% per year. This agreement has an expiration date of February 28, 2001 with renewal provisions beyond that date. At October 31, 1999, the company had loans of $230 million under the credit agreement.

Also available was a bank loan agreement providing a committed line of credit totaling $25 million with an expiration date of February 28, 2001. At October 31, 1999 the company had loans of $25 million under this loan agreement.

Other lines of credit totaling $62 million were available for additional borrowing needs. Included in this amount was a committed line of credit of $20 million which expires March 31, 2001. The other $42 million is uncommitted. At October 31, 1999, the company had an outstanding balance of $33 million under these credit lines.

Short-term borrowings of $270 million, $291 million and $244 million at October 31, 1999, 1998 and 1997, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            1999        1998        1997
Notes payable October 31 . . . .   $288,000    $341,500    $300,000
Interest rate October 31 . . . .       6.2%        6.1%        6.2%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $299,762    $319,133    $286,227
Average* interest rate
 during year . . . . . . . . . .       6.1%        6.3%        6.1%
Maximum amount of notes
 payable at any month end. . . .   $333,000    $345,000    $303,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 3 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             1999        1998        1997
Senior notes due through 2010
 (6.48%-8.84%) - Note (a) . . . .   $227,000    $247,000    $239,000
Revenue bonds payable through
 2018 (floating rates, currently
 3.45%-4.70%) - Note (b). . . . .     28,900      28,900      28,900
Other . . . . . . . . . . . . . .        118         237         355
Notes payable - banks -
 Note 2 above . . . . . . . . . .    270,000     291,000     244,000
                                     526,018     567,137     512,255
    Less current installments . .     30,118      20,119      14,118
Net long-term debt. . . . . . . .   $495,900    $547,018    $498,137

Scheduled maturities
        2001            $290,000
        2002              45,000
        2003              64,400
        2004                   -
        2005-2018         96,500
                        $495,900

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio, fixed charge coverage ratios and restrictions on payment of dividends. During the year the company obtained amendments from the holders of certain senior notes and in connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt. At October 31, 1999, approximately $19 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 1999, $28,900,000 was secured by liens on the equipment.


NOTE 4 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           1999        1998        1997
Finished goods  . . . . . . . .   $ 36,248    $ 35,645    $ 43,571
Goods in process. . . . . . . .     30,768      32,730      28,881
Raw materials . . . . . . . . .     13,200      20,676      11,879
Supplies (at average cost). . .     39,797      42,907      42,322
                                   120,013     131,958     126,653
LIFO Reserve. . . . . . . . . .    (40,450)    (47,999)    (42,151)
                                  $ 79,563    $ 83,959    $ 84,502


During 1999, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory, the effect of which increased net income by approximately $806,000 or $0.02 per share.

NOTE 5 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           1999        1998        1997
Buildings - net . . . . . . . .   $ 69,667    $ 72,621    $ 66,494
Machinery and equipment - net .    653,265     706,691     730,743
                                  $722,932    $779,312    $797,237


The estimated useful lives of some assets were changed for 1999, the effect of which increased net income by approximately $5,845,000 or $0.11 per share.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt approximated the stated value at October 31, 1999, and exceeded the stated value by approximately $1 million at October 31, 1998 and October 31, 1997.


NOTE 7 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale and operates a sawmill in Washington. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's fifteen converting plants in ten states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 53% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia, of $158,085,000, $135,350,000 and $169,055,000 during
1999, 1998 and 1997, respectively.  All sales are made in U. S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

1.  Assets used wholly within a segment are assigned to that segment.

2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $248,049,000, $308,338,000 and $309,562,000 have been allocated to converted products at October 31, 1999, 1998 and 1997, respectively.

(thousands)                                   1999       1998       1997
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  170,992 $  166,037   $186,814
Paper and paperboard . . . . . . . .       226,330    193,154    196,192
Converted products . . . . . . . . .       377,027    394,053    389,839
 Total . . . . . . . . . . . . . . .       774,349    753,244    772,845
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .        83,207     74,470    101,740
Paper and paperboard . . . . . . . .        (4,114)   (13,009)    (5,143)
Converted products . . . . . . . . .       (11,485)   (39,870)   (49,196)
Interest expensed and other. . . . .       (36,124)   (35,743)   (27,907)
 Income (loss) before income taxes .        31,484    (14,152)    19,494
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       272,080    275,379    260,832
Paper and paperboard . . . . . . . .       356,246    314,347    319,548
Converted products . . . . . . . . .       584,427    673,617    680,523
 Total . . . . . . . . . . . . . . .     1,212,753  1,263,343  1,260,903
DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .         8,111      9,330      8,669
Paper and paperboard . . . . . . . .        24,700     24,718     22,940
Converted products . . . . . . . . .        51,432     58,848     54,762
 Total . . . . . . . . . . . . . . .        84,243     92,896     86,371
ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .         6,290     20,254     17,608
Paper and paperboard . . . . . . . .        11,561     23,437     43,955
Converted products . . . . . . . . .        14,927     44,985     93,880
 Total . . . . . . . . . . . . . . .    $   32,778 $   88,676  $ 155,443


NOTE 8 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                1999       1998       1997
Current:
 Federal . . . . . . . . . . . . . .    $   121    $(7,925)   $(1,293)
 State . . . . . . . . . . . . . . .         69       (578)       (22)
                                            190     (8,503)    (1,315)
Deferred:
 Federal . . . . . . . . . . . . . .     10,618      1,625      7,453
 State . . . . . . . . . . . . . . .        692       (622)       662
                                         11,310      1,003      8,115
                                        $11,500    $(7,500)   $ 6,800


An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           1999       1998       1997
Expected federal income tax rate . .        35%       (35)%       35%
Foreign Sales Corporation. . . . . .        (1)        (1)        (2)
State income taxes less
 federal income tax benefit. . . . .         2         (5)         2
Research benefit . . . . . . . . . .         -        (12)         -
Other. . . . . . . . . . . . . . . .         1          -          -
                                            37%       (53)%      35%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   1999      1998      1997
Current:
 Non-deductible accruals . . . . . .      $ (4,564) $ (4,756) $ (4,555)

Non-current:
 Depreciation. . . . . . . . . . . .      $154,481  $151,177  $148,661
 Employee benefit plans. . . . . . .        22,803    18,639    14,058
 Alternative minimum tax . . . . . .       (17,321)  (20,458)  (12,672)
 Other . . . . . . . . . . . . . . .        (6,018)   (6,531)   (8,424)
 Non-current deferred tax. . . . . .      $153,945  $142,827  $141,623

Federal income tax returns through 1993 have been settled with the Internal Revenue Service.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $33 million, $16 million and $48 million at October 31, 1999, 1998 and 1997, respectively.


NOTE 10 - RETIREMENT AND OTHER POSTRETIREMENT BENEFITS:

RETIREMENT PLANS

The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .  $234,944  $196,510  $184,079
 Service cost . . . . . . . . . .     6,498     5,218     5,189
 Interest cost. . . . . . . . . .    16,130    14,141    13,689
 Amendments . . . . . . . . . . .       173       755        12
 Change in assumptions. . . . . .   (14,691)   31,512         -
  Actuarial (gain)/loss . . . . .       688    (2,730)    3,305
  Expected benefits paid. . . . .   (10,412)  (10,462)   (9,764)

 Benefit obligation at end
  of year . . . . . . . . . . . .  $233,330  $234,944  $196,510

The change in fair value of assets is as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Change in plan assets
 Fair value of plan assets at
  beginning of year . . . . . . .  $382,258  $386,372  $311,548
 Actual return on plan assets . .    95,652     6,294    84,422
 Employee contribution. . . . . .         4         4         4
 Benefits paid. . . . . . . . . .   (11,303)  (10,412)   (9,602)
 Fair value of plan assets at
  end of year . . . . . . . . . .  $466,611  $382,258  $386,372


The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Funded status . . . . . . . . . .  $233,281  $147,314  $189,862
Unrecognized net actuarial (gain)  (173,892) (102,087) (159,545)
Unrecognized prior service cost .     5,053     9,236    12,592
Unrecognized net asset at
 transition . . . . . . . . . . .    (1,947)   (3,317)   (4,686)

Pension asset recognized in the
 consolidated balance sheet . . .  $ 62,495  $ 51,146  $ 38,223


Major assumptions used in the calculation are as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Weighted average discount rate. .      7.5%      7.0%      7.5%
Rate of compensation increase . .     4.75%     4.75%     5.25%
Expected long-term rate of return
 on plan assets . . . . . . . . .     10.0%     10.0%     10.0%


The components of net periodic pension cost are summarized as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Service cost - benefits earned
 during the year. . . . . . . . .  $  6,498  $  5,218  $  5,189
Interest cost on benefit
 obligation . . . . . . . . . . .    16,130    14,141    13,689
Expected (return) on plan assets.   (34,609)  (31,031)  (26,755)
Recognized net actuarial (gain) .    (2,354)   (3,993)   (2,525)
Amortization of prior service
 cost . . . . . . . . . . . . . .     4,356     4,111     4,118
Amortization of net asset at
 transition . . . . . . . . . . .    (1,370)   (1,369)   (1,370)

Net periodic benefit (income) . .  $(11,349) $(12,923) $ (7,654)

SAVINGS PLANS
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive was $1,447,000, $1,386,000 and $1,295,000 during 1999, 1998 and 1997, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. The company does not pre-fund these benefits, and as such has no plan assets.

The change in the benefit obligation is as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997

Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .   $18,239   $16,550   $17,265
 Service cost . . . . . . . . . .       741       797       718
 Interest cost. . . . . . . . . .     1,280     1,234     1,125
 Actuarial (gain)/loss. . . . . .    (1,014)      295    (2,068)
 Benefits paid. . . . . . . . . .      (613)     (637)     (490)

 Benefit obligation at end of
  year. . . . . . . . . . . . . .   $18,633   $18,239    $16,550


The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Funded status . . . . . . . . . .  $(18,633) $(18,239) $(16,550)
Unrecognized net (gain) . . . . .    (5,573)   (4,769)   (5,262)
Unrecognized transition
 obligation . . . . . . . . . . .     6,480     6,979     7,478

Accrued benefit cost. . . . . . .  $(17,726) $(16,029) $(14,334)


The components of net periodic postretirement cost are summarized as follows:

                                        Year ended October 31
(thousands)                            1999      1998      1997
Service cost - benefits earned
 during the year. . . . . . . . . .  $  741    $  797    $  718
Interest cost on benefit
 obligation . . . . . . . . . . . .   1,280     1,234     1,125
Amortization of transition
 obligation . . . . . . . . . . . .     499       499       498
Amortization of net (gain). . . . .    (210)     (198)     (246)

Net periodic benefit cost . . . . .  $2,310    $2,332    $2,095

The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 10% for the indemnity plan and 6.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 1999 was calculated using a health care cost trend rate of 9% for the indemnity plan and 6% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% is reached in the year 2003 for the indemnity plan and the year 2001 for the HMO plan. A one percent increase in the health care cost trend rate assumption has a $2,290,000 effect on the accumulated postretirement benefit obligation as of October 31, 1999 and a $280,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost.
A one percent decrease in the health care cost trend rate assumption has a $(1,906,000) effect on the accumulated postretirement benefit obligation as of October 31, 1999 and a $(235,000) effect on the aggregate of service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.5% for 1999, 1998 and 1997.


NOTE 11 - SHAREHOLDER RIGHTS PLAN:
On January 26, 1999, the company's Board of Directors authorized a new Shareholder Rights Plan ("Plan") which is generally similar to the Shareholder Rights Plan that expired on March 1, 1999. The Plan provides for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters               Total
                                                                        Fiscal
(thousands except per share)      1st       2nd       3rd       4th       Year

1999
Net sales. . . . . . . . . .  $163,324  $186,425  $197,593  $227,007  $774,349
Gross profit . . . . . . . .    22,331    32,301    31,120    44,526   130,278
Net income (loss). . . . . .    (1,213)    5,230     3,958    12,009    19,984
Net income (loss) per
 share (1) . . . . . . . . .     (0.02)     0.10      0.08      0.23      0.39
1998
Net sales. . . . . . . . . .  $176,217  $185,938  $194,203  $196,886  $753,244
Gross profit . . . . . . . .    14,034    18,373    30,313    23,564    86,284
Net income . . . . . . . . .    (7,073)   (4,589)    3,989     1,021    (6,652)
Net income (loss) per
 share (1) . . . . . . . . .     (0.14)    (0.09)     0.08      0.02     (0.13)

1997
Net sales  . . . . . . . . .  $182,211  $185,860  $197,385  $207,389  $772,845
Gross profit . . . . . . . .    22,517    29,675    30,839    28,130   111,161
Net income . . . . . . . . .        28     4,626     4,142     3,898    12,694
Net income per share (1) . .         -      0.09      0.08      0.08      0.25

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


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 1999 which is hereby incorporated by reference as part of this Form 10-K. See Part I of this Form 10-K for a listing of the executive officers of the company.


ITEM 11.  EXECUTIVE COMPENSATION

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 1999 which is hereby incorporated by reference as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 1999 which is hereby incorporated by reference as part of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 1999 which is hereby incorporated by reference as part of this Form 10-K.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

     (1)  Financial Statements:

          The 1999, 1998 and 1997 consolidated financial statements are included in Item 8 of Part II of this Form 10-K.

          The individual financial statements of the company and its subsidiaries have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 1999.

     (2)  Financial Statement Schedules:

          Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of Part II of this Form 10-K.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (a)

          3.2  Bylaws of Longview Fibre Company   (a)

          4.1 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2010 (6.48% - 8.84%)    $227,000,000

               Revenue Bonds payable through 2018 (floating rates,
               3.45% through 4.70% at October 31, 1999)          $28,900,000

               Other                                             $   118,000

          4.2  Rights Agreement Dated as of March 1, 1999   (e)

         10.1  Form of Termination Protection Agreement   (b)(*)

         10.2  Credit Agreement   (c)

         23    Consent of Independent Accountants

         27    Financial Data Schedule

         99.1  Salary Savings Plan  (d)(*)

         99.2  Salary Savings Plan - Amendment No. 1  (d)(*)

         99.3  Hourly Savings Plan  (d)

         99.4  Branch Hourly Savings Plan  (d)

         99.5  Branch Hourly Savings Plan - Amendment No. 1  (d)

         99.6 Branch Hourly Savings Plan - Amendment No. 2  (d)
         ______________________

         (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
         (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
         (c) Incorporated by reference to company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.
         (d) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1998.
         (e) Incorporated by reference to company's Current Report on Form 8-K dated February 18, 1999.

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

             LONGVIEW FIBRE COMPANY
Registrant

\s\ L. J. Holbrook                                     1-25-00
L. J. Holbrook, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ R. P. Wollenberg                                   1-25-00
R. P. Wollenberg, Chief Executive Officer              Date
              and Director

\s\ L. J. Holbrook                                     1-25-00
L. J. Holbrook, Chief Financial Officer                Date
             and Director

\s\ A. G. Higgens                                      1-25-00
A. G. Higgens, Chief Accounting Officer                Date

\s\ R. B. Arkell                                       1-25-00
R. B. Arkell, Director                                 Date

\s\ D. L. Bowden                                       1-25-00
D. L. Bowden, Director                                 Date

\s\ M. A. Dow                                          1-25-00
M. A. Dow, Director                                    Date

\s\ J. R. Kretchmer                                    1-25-00
J. R. Kretchmer, Director                              Date

\s\ R. J. Parker                                       1-25-00
R. J. Parker, Director                                 Date

\s\ D. C. Stibich                                      1-25-00
D. C. Stibich, Director                                Date

\s\ R. E. Wertheimer                                   1-25-00
R. E. Wertheimer, Director                             Date

\s\ D. A. Wollenberg                                   1-25-00
D. A. Wollenberg, Director                             Date

\s\ R. H. Wollenberg                                   1-25-00
R. H. Wollenberg, Director                             Date