Form 10-Q
period 2000-01-31
LONGVIEW FIBRE CO
filed 2000-03-13
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended     January 31, 2000       Commission file number    0-1370




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



         51,676,567 Common Shares were outstanding as of January 31, 2000

                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                Jan. 31     Oct. 31     Jan. 31
                                                   2000        1999        1999
                                            (Unaudited)             (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                $   92,825  $  106,095  $   82,139
  Allowance for doubtful accounts                 1,100       1,100       1,100
Taxes on income, refundable                           -           -         750
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                               18,777      21,206      20,254
    Goods in process                             13,840      14,599      14,564
    Raw materials and supplies                   42,154      43,758      43,451
Other                                             8,676       8,162       8,749
          Total current assets                  175,172     192,720     168,807
Capital assets:
Buildings, machinery and equipment at cost    1,641,336   1,635,298   1,633,565
  Accumulated depreciation                      925,933     912,366     867,451
  Costs to be depreciated in future years       715,403     722,932     766,114
Plant sites at cost                               3,116       3,116       3,237
                                                718,519     726,048     769,351
Timber at cost less depletion                   193,432     192,860     193,888
Roads at cost less amortization                   9,023       9,198       9,132
Timberland at cost                               19,287      19,253      19,218
                                                221,742     221,311     222,238
          Total capital assets                  940,261     947,359     991,589
Pension and other assets                         77,403      72,674      63,382
                                             $1,192,836  $1,212,753  $1,223,778

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                          $    6,546  $    8,892  $    6,667
Accounts payable                                 43,673      43,701      35,144
Short-term borrowings                             8,000      18,000       7,600
Payrolls payable                                 12,831      14,321      12,098
Federal income taxes payable                      1,694         926           -
Other taxes payable                               9,761       8,761       9,816
Current installments of long-term debt           30,118      30,118      20,119
          Total current liabilities             112,623     124,719      91,444
Long-term debt                                  485,900     495,900     561,018
Deferred taxes-net                              156,325     153,945     142,129
Other liabilities                                18,173      17,726      16,485
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                              77,515      77,515      77,515
Additional paid-in capital                        3,306       3,306       3,306
Retained earnings                               338,994     339,642     331,881
          Total shareholders' equity            419,815     420,463     412,702
                                             $1,192,836  $1,212,753  $1,223,778

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                              (000 Omitted)
                                                            Three Months Ended
                                                                    January 31
                                                               2000        1999
Net sales:
  Timber                                                 $   38,146  $   36,249
  Paper and paperboard                                       62,608      37,238
  Converted products                                        104,692      89,837
                                                            205,446     163,324

Cost of products sold, including outward freight            171,487     140,993
Gross profit                                                 33,959      22,331

Selling, administrative and general expenses                 16,030      14,998

Operating profit (loss):
  Timber                                                     15,604      17,382
  Paper and paperboard                                         (790)     (2,945)
  Converted products                                          3,115      (7,104)
                                                             17,929       7,333

Other income (expense):
  Interest income                                                93         121
  Interest expensed                                          (9,581)     (9,693)
  Miscellaneous                                                 373         314
                                                              8,814      (1,925)

Provision for taxes on income:
  Current                                                       881         (14)
  Deferred                                                    2,380        (698)
                                                              3,261        (712)

Net income (loss)                                        $    5,553  $   (1,213)


Dollars per share:
  Net income (loss)                                      $     0.11  $    (0.02)
  Dividends                                                    0.12        0.02

Average shares outstanding in the hands
 of the public (000 omitted)                                 51,677      51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                              (000 Omitted)
                                                            Three Months Ended
                                                                    January 31
                                                               2000        1999
Cash provided by (used for) operations:
Net income (loss)                                        $    5,553  $   (1,213)
Charges to income not requiring cash -
  Depreciation                                               15,405      20,049
  Depletion and amortization                                  1,448       1,014
  Deferred taxes - net                                        2,380        (698)
  Loss on disposition of capital assets                       1,045         163

Change in:
  Accounts and notes receivable                              13,270      17,684
  Taxes on income, refundable                                     -       6,270
  Inventories                                                 4,792       5,690
  Other                                                        (514)       (613)
  Pension and other noncurrent assets                        (4,729)     (2,714)
  Accounts, payrolls and other taxes payable                  1,199      (2,616)
  Federal income taxes payable                                  768           -
  Other noncurrent liabilities                                  447         456
Cash provided by operations                                  41,064      43,472

Cash provided by (used for) investing:
Additions to: Plant and equipment                            (9,180)     (7,507)
              Timber and timberlands                         (1,946)       (786)
Proceeds from sale of capital assets                            326         315
Cash used for investing                                     (10,800)     (7,978)

Cash provided by (used for) financing:
Long-term debt                                              (10,000)     14,000
Short-term borrowings                                       (10,000)    (42,900)
Payable to bank resulting from checks in transit             (2,346)     (3,375)
Accounts payable for construction                            (1,717)     (2,185)
Cash dividends                                               (6,201)     (1,034)
Cash used for financing                                     (30,264)    (35,494)

Change in cash position                                           -           -
Cash position, beginning of period                                -           -
Cash position, end of period                             $        -  $        -
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                     $    7,286  $    8,208
Income taxes                                                   (117)     (6,306)




The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                              (000 Omitted)
                                                        Three Months Ended
                                                        January 31, 2000
                                                               2000        1999
Common stock:
  Balance at beginning of period                         $   77,515  $   77,515
  Balance at end of period                               $   77,515  $   77,515

Additional paid-in capital:
  Balance at beginning of period                         $    3,306  $    3,306
  Balance at end of period                               $    3,306  $    3,306

Retained earnings:
  Balance at beginning of period                         $  339,642  $  334,128
  Net income                                                  5,553      (1,213)
  Less cash dividends on common stock                        (6,201)     (1,034)
  Balance at end of period                               $  338,994  $  331,881

Dividends paid per share                                 $     0.12  $     0.02

Common shares:
  Balance at beginning of period                             51,677      51,677
  Balance at end of period                                   51,677      51,677


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

              THREE MONTHS ENDED JANUARY 31, 2000 COMPARED WITH

                    THREE MONTHS ENDED JANUARY 31, 1999


Net income for the first quarter 2000 was $5.6 million as compared with a net loss of $1.2 million in the first quarter 1999. Operating results improved in the manufacturing segments of the business but declined in the timber segment.

TIMBER

Operating profits decreased 10% in the first quarter 2000 as compared with the first quarter 1999. The primary reasons for the decline were higher costs for logging and depletion. First quarter average log prices increased 5% but volume sold decreased 13%. Average lumber prices and volume sold improved 12% and 71%, respectively, as compared to year-ago levels.

During the first quarter 2000, demand for export logs was stable and prices improved late in the quarter. Domestic demand and prices remain at good levels.

PAPER AND PAPERBOARD

Operating losses for paper and paperboard decreased to $0.8 million from $2.9 million in the first quarter 2000 compared with the first quarter 1999. The primary reasons for the improvement were a 16% increase in average paperboard prices and substantial increases in the volume of paper and paperboard sold, 57% and 88%, respectively. Wood chip costs and old corrugated container (OCC) costs were 6% and 45% higher in the first quarter 2000 as compared with first quarter 1999, but total fiber costs were only about 1% higher than fourth quarter 1999. With #1 paper machine down pending a dryer section rebuild, costs have increased due to the utilization of higher cost capacity. During the quarter, the mill operated at approximately 85% capacity and took a 4-day shutdown for maintenance purposes.

Domestic linerboard markets continue to improve as demand remains strong and new capacity appears limited. Price increases are being implemented. Demand for domestic paper has improved and the company is focusing on expanding its specialty business. Export linerboard demand was strong and a price increase was implemented.

CONVERTED PRODUCTS

Operating income for the first quarter 2000 was $3.1 million compared with a net loss of $7.1 million in the first quarter 1999. The primary reasons for the improvement were a 9% increase in average price and a 7% increase in volume sold.

Demand was unseasonally strong during the first quarter 2000, and average price continued to trend upward from the fourth quarter, although average price remains below compensatory levels. The company continues to develop its specialty and niche products and to reduce costs in order to improve margins.

OTHER

Selling, administrative and general expenses were 8% of sales in the first fiscal quarter 2000 and 9% of sales in the first fiscal quarter 1999.

Interest expensed in the first quarter 2000 decreased 1% as compared with first quarter 1999 due to a lower level of borrowing, substantially offset by higher interest rates.

The company adjusted the estimated useful lives of certain capital assets at the beginning of the fiscal year, which contributed to the $4.6 million decrease in depreciation expense in the first quarter 2000 as compared to the first quarter 1999.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2000 and 1999.

OTHER DATA                                            Three Months
                                                    Ended January 31
                                                                         %
                                                   2000         1999   Change
Sales
 Logs, thousands of board feet                   47,000      54,000     - 13
 Lumber, thousand of board feet                  24,000      14,000     + 71
 Paper, tons                                     77,000      49,000     + 57
 Paperboard, tons                                47,000      25,000     + 88
 Converted products, tons                       131,000     123,000     +  7
 Logs, $/thousand board feet                   $    616    $    589     +  5
 Lumber, $/thousand board feet                      376         336     + 12
 Paper, $/ton FOB mill equivalent                   557         571     -  2
 Paperboard, $/ton FOB mill equivalent              360         310     + 16
 Converted products, $/ton                          798         733     +  9

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter, total borrowing was reduced by $20 million. Capital expenditures for plant and equipment are expected to be approximately $55 million for fiscal 2000. The current backlog of approved projects is $71 million. The company expects that capital expenditures will be financed principally from internally generated funds. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.12 per share were declared and paid in the first quarter in the aggregate of $6,201,000. The restoration of the dividend remains a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

At January 31, 2000, the company had bank lines of credit totaling $332 million. Of this amount $260 million was under a credit agreement with a group of banks expiring February 28, 2001. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, 0.50% at January 31,2000, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a facility fee, 0.25% per year at January 31, 2000. At the end of the first fiscal quarter 2000, the company had outstanding $225 million of notes payable under this agreement. At January 31, 2000, the company had an outstanding balance of $43 million under the remaining $72 million of lines of credit. Also outstanding at January 31, 2000, were senior notes of $227 million and revenue bonds of $28.9 million.

On February 24, 2000, the company obtained a $320 million credit agreement with a group of banks that will expire on February 24, 2003. This credit agreement replaces the $260 million credit agreement and $37 million of other lines of credit. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, currently 1.875%, or the bank's Reference Rate plus a spread.
The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, currently 0.40%.

During fiscal year 1999 the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges (fixed charge coverage ratio). The amendments reducing the coverage requirements were effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and has paid an additional one time fee. As of January 31, 2000 the company is in full compliance with all financial covenants of the original Note Agreements without regard to the amendments, including the fixed charge coverage ratio. The company will continue to pay the additional 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt.

YEAR 2000 ISSUES
To date there have been no material Y2K problems. Y2K compliance was not an issue for our products. Longview Fibre Company committed in 1996 to reduce or eliminate the effects of the Y2K issues on its information systems and production processes and to maintain its reputation as a premier provider of paper and containerboard products. A Y2K Readiness team was formed to look at and monitor all aspects of our operations subject to Y2K issues. The program was designed to assess current readiness, to implement corrective measures for systems and equipment that were not ready, test systems where possible, and establish contingency plans. Y2K readiness was also discussed with our vendors, principal customers and business partners. The estimated cost was approximately $2,300,000. Although the company cannot predict or be responsible for Y2K issues which may affect vendors, utility and transportation providers, business partners, banks, communications providers and customers, the company doesn't anticipate any Y2K issues which would have a material adverse affect on our operations and financial results.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules, the anticipated cost of and availability of financing and the estimated cost and success of the company's Y2K compliance program. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.


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

ITEM 1.  LEGAL PROCEEDINGS.
         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES.
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual Meeting of Shareholders of Longview Fibre Company was held on January 25, 2000 at which time four Class I directors were elected.

                 CLASS I DIRECTORS
                 (Terms to Expire in 2003)   Votes Cast

                                       For    Withheld   Abstentions
         David A. Wollenberg     45,287,299      70,617   1,724,803

         David L. Bowden         45,300,135      57,781   1,724,803

         Richard H. Wollenberg   45,287,059      71,857   1,723,803

         Richard J. Parker       45,132,555     225,361   1,724,803

           DIRECTORS WHOSE TERM CONTINUES

                  CLASS II DIRECTORS
                  (Terms to Expire in 2001)

         Robert E. Wertheimer

         Donald C. Stibich

         Lisa J. Holbrook

         John R. Kretchmer

                 CLASS III DIRECTORS
                  (Terms to Expire in 2002)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             4  Credit Agreement Dated  as of February 24, 2000

             27 Financial Data Schedule

         (b) Reports of Form 8-K - Nothing to report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LONGVIEW FIBRE COMPANY
                                (Registrant)




Date     3-13-00                \s\ L. J. Holbrook
                                L. J. Holbrook, Senior Vice President-Finance,
                                  Secretary and Treasurer




Date     3-13-00                \s\ A. G. Higgens
                                A. G. Higgens, Assistant Treasurer