Form 10-Q
period 2000-04-30
LONGVIEW FIBRE CO
filed 2000-06-13
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549

                                         FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended April 30, 2000             Commission file number    0-1370




                               Longview Fibre Company
             (Exact name of registrant as specified in its charter)




          Washington                                           91-0298760
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.




    300 Fibre Way, Longview, Washington                        98632
  (Address of principal executive offices)                   (Zip Code)




Registrant's telephone number, including area code       (360) 425-1550




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


         51,676,567 Common Shares were outstanding as of April 30, 2000

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                               Apr. 30     Oct. 31     Apr. 30
                                                  2000        1999        1999
                                            (Unaudited)             (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                $  100,168  $  106,095  $   87,725
  Allowance for doubtful accounts                 1,100       1,100       1,100
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                               22,807      21,206      19,196
    Goods in process                             11,877      14,599      13,655
    Raw materials and supplies                   39,930      43,758      41,494
Other                                             9,629       8,162       8,278
          Total current assets                  183,311     192,720     169,248
Capital assets:
Buildings, machinery and equipment at cost    1,656,095   1,635,298   1,631,984
  Accumulated depreciation                      939,550     912,366     883,869
  Costs to be depreciated in future years       716,545     722,932     748,115
Plant sites at cost                               3,116       3,116       3,116
                                                719,661     726,048     751,231
Timber at cost less depletion                   193,713     192,860     194,250
Roads at cost less amortization                   8,851       9,198       8,967
Timberland at cost                               19,302      19,253      19,224
                                                221,866     221,311     222,441
          Total capital assets                  941,527     947,359     973,672
Pension and other assets                         82,181      72,674      66,341
                                             $1,207,019  $1,212,753  $1,209,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                          $    7,697  $    8,892  $    6,755
Accounts payable                                 46,131      43,701      33,214
Short-term borrowings                             8,000      18,000      15,000
Payrolls payable                                 15,540      14,321      14,883
Federal income taxes payable                      2,535         926         898
Other taxes payable                               9,274       8,761       8,398
Current installments of long-term debt           30,118      30,118      20,119
          Total current liabilities             119,295     124,719      99,267
Long-term debt                                  480,900     495,900     531,018
Deferred taxes-net                              162,434     153,945     145,136
Other liabilities                                18,620      17,726      16,941
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                              77,515      77,515      77,515
Additional paid-in capital                        3,306       3,306       3,306
Retained earnings                               344,949     339,642     336,078
          Total shareholders' equity            425,770     420,463     416,899
                                             $1,207,019  $1,212,753  $1,209,261

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                    (000 Omitted)
                                    Three Months Ended        Six Months Ended
                                          April 30                April 30
                                      2000        1999        2000        1999
Net sales:
  Timber                         $   44,329  $   42,895  $   82,475  $   79,144
  Paper and paperboard               66,427      50,116     129,035      87,354
  Converted products                106,047      93,414     210,739     183,251
                                    216,803     186,425     422,249     349,749

Cost of products sold, including
 outward freight                    170,022     154,124     341,509     295,117
Gross profit                         46,781      32,301      80,740      54,632

Selling, administrative
 and general expenses                17,894      15,854      33,924      30,852

Operating profit (loss):
  Timber                             23,532      22,614      39,136      39,996
  Paper and paperboard                1,849      (2,741)      1,059      (5,686)
  Converted products                  3,506      (3,426)      6,621     (10,530)
                                     28,887      16,447      46,816      23,780

Other income (expense):
  Interest income                        97         174         190         295
  Interest expensed                  (9,820)     (9,562)    (19,401)    (19,255)
  Miscellaneous                         131       1,243         504       1,557
                                     19,295       8,302      28,109       6,377

Provision for taxes on income:
  Current                             1,030          65       1,911          51
  Deferred                            6,109       3,007       8,489       2,309
                                      7,139       3,072      10,400       2,360

Net income (loss)                $   12,156  $    5,230  $   17,709  $    4,017


Dollars per share:
  Net income (loss)              $     0.24  $     0.10  $     0.34  $     0.08
  Dividends                            0.12        0.02        0.24        0.04

Average shares outstanding in the
 hands of the public (000 omitted)   51,677      51,677      51,677      51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                   (000 Omitted)
                                     Three Months Ended      Six Months Ended
                                          April 30                April 30
                                      2000        1999        2000        1999
Cash provided by (used for)
 operations:
Net income (loss)                $   12,156  $    5,230  $   17,709  $    4,017
Charges to income not
 requiring cash -
  Depreciation                       15,443      20,015      30,848      40,064
  Depletion and amortization          1,148         951       2,596       1,965
  Deferred taxes - net                6,109       3,007       8,489       2,309
  (Gain) loss on disposition of
    capital assets                      236        (618)      1,281        (455)
Change in:
  Accounts and notes receivable      (7,343)     (5,586)      5,927      12,098
  Taxes on income, refundable             -         750           -       7,020
  Inventories                           157       3,924       4,949       9,614
  Other                                (953)        471      (1,467)       (142)
  Pension and other
    noncurrent assets                (4,778)     (2,959)     (9,507)     (5,673)
  Accounts, payrolls and other
    taxes payable                     4,426        (311)      5,625      (2,927)
  Federal income taxes payable          841         898       1,609         898
  Other noncurrent liabilities          447         456         894         912
Cash provided by operations          27,889      26,228      68,953      69,700

Cash provided by (used for)
  investing:
Additions to: Plant and equipmen    (16,973)     (5,529)    (26,153)    (13,036)
           Timber and timberland     (1,293)     (1,049)     (3,239)     (1,835)
Proceeds from sale of capital
 assets                                 173       4,147         499       4,462
Cash used for investing             (18,093)     (2,431)    (28,893)    (10,409)

Cash provided by (used for)
  financing:
Long-term debt                       (5,000)    (30,000)    (15,000)    (16,000)
Short-term borrowings                     -       7,400     (10,000)    (35,500)
Payable to bank resulting from
  checks in transit                   1,151          88      (1,195)     (3,287)
Accounts payable for construction       254        (252)     (1,463)     (2,437)
Cash dividends                       (6,201)     (1,033)    (12,402)     (2,067)
Cash used for financing              (9,796)    (23,797)    (40,060)    (59,291)

Change in cash position                   -           -           -           -
Cash position, beginning of period        -           -           -           -
Cash position, end of period     $        -  $        -  $        -  $        -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
 capitalized)                    $   12,260  $   11,166  $   19,546  $   19,368
Income taxes                             60      (1,617)        (57)     (7,923)

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                     Three Months Ended      Six Months Ended
                                          April 30                April 30
                                      2000        1999        2000        1999
Common stock:
  Balance at beginning of period $   77,515  $   77,515  $   77,515  $   77,515
  Balance at end of period       $   77,515  $   77,515  $   77,515  $   77,515

Additional paid-in capital:
  Balance at beginning of period $    3,306  $    3,306  $    3,306  $    3,306
  Balance at end of period       $    3,306  $    3,306  $    3,306  $    3,306

Retained earnings:
  Balance at beginning of period $  338,994  $  331,881  $  339,642  $  334,128
  Net income (loss)                  12,156       5,230      17,709       4,017
  Less cash dividends on common
   stock                             (6,201)     (1,033)    (12,402)     (2,067)
  Balance at end of period       $  344,949  $  336,078  $  344,949  $  336,078

Dividends paid per share         $     0.12  $     0.02  $     0.24  $     0.04

Common shares:
  Balance at beginning of period     51,677      51,677      51,677      51,677
  Balance at end of period           51,677      51,677      51,677      51,677


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND SIX MONTHS ENDED APRIL 30, 2000 COMPARED WITH

                    THREE AND SIX MONTHS ENDED APRIL 30, 1999

Net income improved 132% for the second quarter 2000 and 341% for the first six months of 2000 as compared with like periods in 1999. Second quarter operating results improved in all segments of the business.

TIMBER

Operating profits increased 4% in the second quarter 2000 as compared with the second quarter 1999 due primarily to a 5% increase in average log prices and a 4% increase in average lumber prices. Log volume sold in the quarter held steady with year-ago levels while lumber volume sold decreased 5%. For the year-to-date period, operating results declined 2% due to a 6% decrease in log volume sold and higher costs for logging and depletion. Average log and lumber prices improved 5% and 7% respectively.

During the second quarter 2000, demand and prices were stable in the export and domestic log markets. Domestic lumber demand and prices declined during the quarter.

PAPER AND PAPERBOARD

Operating profit for the second quarter 2000 was $1.8 million compared with an operating loss of $2.7 million in the second quarter 1999. The primary reasons for the improvement were a 22% and 3% increase in average paperboard and paper prices, respectively, and a 35% increase in the volume of paper sold. Operating results in the second quarter were negatively affected by wood chip costs and old corrugated container costs increasing 3% and 61%, respectively, compared with the second quarter 1999. With #1 paper machine down pending a dryer section rebuild, the mill operated at 88% of capacity during the quarter. Operating profit for year-to-date 2000 was $1.1 million compared with an operating loss of $5.7 million for year-to-date 1999. The improved results were caused by a 19% increase in average paperboard prices and a 36% increase in the volume of paper and paperboard sold.

Domestic markets continue to improve and new capacity appears limited. The company continues to focus on expanding its specialty business. Export linerboard demand was strong and a price increase was implemented.

CONVERTED PRODUCTS

Operating profit for the second quarter 2000 was $3.5 million compared with an operating loss of $3.4 million in the second quarter 1999. The primary reasons for the improvement were a 10% increase in average price and a 3% increase in tonnage sold. For the year-to-date period operating income was $6.6 million compared with an operating loss of $10.5 million for the year-ago period. Volume sold increased 5% and average price improved 10%.

Demand was strong during the second quarter and a price increase was initiated in April. The company continues to develop its specialty products and to reduce costs in order to improve margins.

OTHER

Interest expensed in the second quarter 2000 increased 3% due to higher interest rates, offset in part by a lower level of borrowing.

The company adjusted the estimated useful lives of certain capital assets at the beginning of the fiscal year, which contributed to the $4.6 million decrease in depreciation expense in the second quarter 2000 as compared with the second quarter 1999.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2000 and 1999.



OTHER DATA                                Three Months            Six Months
                                         Ended April 30         Ended April 30
                                                      %                      %
                                     2000     1999 Change   2000     1999 Change
Sales
 Logs, thousands of board feet       57,000   57,000  --   104,000   111,000 - 6
 Lumber, thousand of board feet      21,000   22,000 - 5    45,000    36,000 +25
 Paper, tons                         70,000   52,000 +35   147,000   101,000 +46
 Paperboard, tons                    61,000   61,000  --   108,000    86,000 +26
 Converted products, tons           132,000  128,000 + 3   263,000   251,000 + 5
 Logs, $/thousand board feet        $   645  $   615 + 5   $   632   $   602 + 5
 Lumber, $/thousand board feet          372      357 + 4       374       349 + 7
 Paper, $/ton FOB mill equivalent       568      549 + 3       562       560  --
 Paperboard, $/ton FOB mill equiv.      383      315 -22       373       314 +19
 Converted products, $/ton              804      729 +10       801       731 +10

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, total borrowing was reduced by $5 million. Capital expenditures for plant and equipment are expected to be approximately $65 million for fiscal 2000. The current backlog of approved projects is $87 million. The company expects that capital expenditures will be financed principally from internally generated funds. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.12 per share were declared and paid in the second quarter in the aggregate of $6,201,000. The restoration of the dividend remains a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

At April 30, 2000, the company had bank lines of credit totaling $355 million. Of this amount $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, 1.875% at April 30, 2000, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, 0.40% per year at April 30, 2000. At the end of the second fiscal quarter 2000, the company had outstanding $248 million of notes payable under this agreement. At April 30, 2000, the company had an outstanding balance of $15 million under the remaining $35 million of lines of credit. Also outstanding at April 30, 2000, were senior notes of $227 million and revenue bonds of $28.9 million.

During fiscal year 1999 the company obtained amendments from the holders of certain senior notes with respect to compliance with certain covenants. The amendments were effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and has paid an additional one-time fee. Starting with October 31, 1999 the company is in full compliance with all financial covenants of the original Note Agreements without regard to the amendments. The company will continue to pay the additional 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules and the anticipated cost of and availability of financing. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

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



                                 LONGVIEW FIBRE COMPANY
                                 (Registrant)




Date    6-13-00                  \s\ L. J. Holbrook
                                 L. J. Holbrook, Senior Vice President-Finance,
                                   Secretary and Treasurer




Date    6-13-00                  \s\ A. G. Higgens
                                 A. G. Higgens, Assistant Treasurer