Form 10-Q
period 2000-07-31
LONGVIEW FIBRE CO
filed 2000-09-07
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   July 31, 2000               Commission File No.    0-1370




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



	51,676,567 Common Shares were outstanding as of July 31, 2000

                                    Page 1
                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jul. 31    Oct. 31    Jul. 31
                                                    2000       1999       1999
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   96,969 $  106,095 $   88,957
  Allowance for doubtful accounts                  1,100      1,100      1,100
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                20,782     21,206     19,009
    Goods in process                              15,225     14,599     14,188
    Raw materials and supplies                    41,936     43,758     40,726
Other                                             10,464      8,162      7,874
          Total current assets                   184,276    192,720    169,654
Capital assets:
Buildings, machinery and equipment at cost     1,679,537  1,635,298  1,634,982
  Accumulated depreciation                       949,884    912,366    901,618
    Costs to be depreciated in future years      729,653    722,932    733,364
Plant sites at cost                                3,116      3,116      3,116
                                                 732,769    726,048    736,480
Timber at cost less depletion                    193,848    192,860    193,737
Roads at cost less amortization                    8,922      9,198      8,852
Timberland at cost                                19,633     19,253     19,233
                                                 222,403    221,311    221,822
          Total capital assets                   955,172    947,359    958,302
Pension and other assets                          86,004     72,674     69,453
                                              $1,225,452 $1,212,753 $1,197,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,328 $    8,892 $    3,281
Accounts payable                                  53,547     43,701     39,024
Short-term borrowings                             13,000     18,000     20,000
Payrolls payable                                  13,455     14,321     12,020
Federal income taxes payable                       1,769        926        929
Other taxes payable                               10,587      8,761      9,608
Current installments of long-term debt            40,000     30,118     10,118
          Total current liabilities              136,686    124,719     94,980
Long-term debt                                   470,900    495,900    520,900
Deferred taxes-net                               168,636    153,945    147,410
Other liabilities                                 19,067     17,726     17,397
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,676,567 shares                               77,515     77,515     77,515
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                349,342    339,642    335,901
         Total shareholders' equity              430,163    420,463    416,722
                                              $1,225,452 $1,212,753 $1,197,409

The accompanying note is an integral part of these financial statements.

                                    Page 2
Consolidated Statement of Income (Unaudited)

                                                (000 Omitted)
                                      Three Months Ended   Nine Months Ended
                                            July 31               July 31
                                         2000       1999       2000      1999
Net sales:
  Timber                             $ 40,443   $ 44,407   $122,918  $123,551
  Paper and paperboard                 66,576     64,105    195,611   151,459
  Converted products                  113,238     89,081    323,977   272,332
                                      220,257    197,593    642,506   547,342

Cost of Products sold, including
 outward freight                      177,604    166,473    519,113   461,590
Gross profit                           42,653     31,120    123,393    85,752

Selling, administrative
 and general expenses                  16,531     15,876     50,455    46,728

Operating profit (loss)
  Timber                               15,689     21,779     54,825    61,775
  Paper and paperboard                  2,945     (1,823)     4,004    (7,509)
  Converted products                    7,488     (4,712)    14,109   (15,242)
                                       26,122     15,244     72,938    39,024


Other income (expense):
  Interest income                         164         94        354       389
  Interest expensed                   (10,205)    (9,463)   (29,606)  (28,718)
  Miscellaneous                           735        407      1,239     1,964
                                       16,816      6,282     44,925    12,659

Provision for taxes on income:
  Current                                  20         50      1,931       101
  Deferred                              6,202      2,274     14,691     4,583
                                        6,222      2,324     16,622     4,684

Net income                           $ 10,594   $  3,958   $ 28,303  $  7,975


Dollars per share:
  Net income                         $   0.21   $    0.08  $   0.55  $   0.15
  Dividends                              0.12        0.08      0.36      0.12


Average shares outstanding in the
 hands of the public (000 omitted)     51,677      51,677    51,677    51,677


The accompanying note is an integral part of these financial statements.

                                    Page 3
Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended   Nine Months Ended
                                             July 31              July 31
                                           2000      1999      2000      1999
Cash provided by (used for)
  operations:
Net income                              $10,594   $ 3,958   $28,303   $ 7,975
Charges to income not
 requiring cash -
  Depreciation                           15,421    19,886    46,269    59,950
  Depletion and amortization              1,105     1,067     3,701     3,032
  Deferred taxes - net                    6,202     2,274    14,691     4,583
  (Gain) loss on disposition of
    capital assets                        1,038        82     2,319      (373)

Change in:
  Accounts and notes receivable           3,199    (1,232)    9,126    10,866
  Taxes on income, refundable                 -         -         -     7,020
  Inventories                            (3,329)      422     1,620    10,036
  Other                                    (835)      404    (2,302)      262
  Pension and other
    noncurrent assets                    (3,823)   (3,112)  (13,330)   (8,785)
  Accounts, payrolls and other
    taxes payable                         5,269     4,119    10,894     1,192
  Federal income taxes payable             (766)       31       843       929
  Other noncurrent liabilities              447       456     1,341     1,368
Cash provided by operations              34,522    28,355   103,475    98,055

Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (30,020)   (5,379)  (56,173)  (18,415)
               Timber and timberlands    (1,660)     (463)   (4,899)   (2,298)
Proceeds from sale of capital assets        471       177       970     4,639
Cash used for investing                 (31,209)   (5,665)  (60,102)  (16,074)

Cash provided by (used for)
  financing:
Long-term debt                             (118)  (20,119)  (15,118)  (36,119)
Short-term borrowings                     5,000     5,000    (5,000)  (30,500)
Payable to bank resulting from
  checks in transit                      (3,369)   (3,474)   (4,564)   (6,761)
Accounts payable for construction         1,375        38       (88)   (2,399)
Cash dividends                           (6,201)   (4,135)  (18,603)   (6,202)
Cash used for financing                  (3,313)  (22,690)  (43,373)  (81,981)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $ 7,737   $ 7,710   $27,283   $27,078
Income taxes                                835        19       778    (7,904)

The accompanying note is an integral part of these financial statements.

                                    Page 4
Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                         July 31                July 31
                                      2000        1999       2000        1999
Common stock:
  Balance at beginning of period  $ 77,515    $ 77,515   $ 77,515    $ 77,515
  Balance at end of period        $ 77,515    $ 77,515   $ 77,515    $ 77,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $344,949    $336,078   $339,642    $334,128
  Net income                        10,594       3,958     28,303       7,975
  Less cash dividends on common
    stock                           (6,201)     (4,135)   (18,603)     (6,202)
  Balance at end of period        $349,342    $335,901   $349,342    $335,901

Dividends paid per share          $   0.12    $   0.08   $   0.36    $   0.12

Common shares:
  Balance at beginning of period    51,677      51,677     51,677      51,677
  Balance at end of period          51,677      51,677     51,677      51,677

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

                                    Page 6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND NINE MONTHS ENDED JULY 31, 2000 COMPARED WITH

                   THREE AND NINE MONTHS ENDED JULY 31, 1999

Net income improved 168% for the third quarter 2000 and 255% for the first nine months of 2000 as compared with like periods in 1999. Operating results improved in the manufacturing segments of the business but declined in the timber segment.

TIMBER

Operating profits declined 28% in the third quarter 2000 due primarily to a 9% decrease in log volume sold, higher logging and depletion costs and a 13% decrease in average lumber prices. Average log prices improved 2%. For the year-to-date period, operating profits declined 11% due to a 7% decrease in log volume sold and higher costs for logging and depletion. Average log prices improved 4% while lumber prices declined 2% for the year-to-date period.

Demand and prices declined for domestic logs during the quarter due to weak lumber markets. Export log prices were firm and demand for Douglas Fir remains strong and currently exceeds available supply. At the present time, logging activity has been curtailed modestly due to fire conditions in the region.

PAPER AND PAPERBOARD

Operating income for the third quarter 2000 was $2.9 million compared with an operating loss of $1.8 million in the third quarter 1999. The primary reasons for the improvement were a 4% and 9% increase in average paper and paperboard prices, respectively. The volume of paper sold increased 19% while the volume of paperboard sold decreased 44%. Operating results in the third quarter were negatively affected by a 3% increase in wood chip costs, a 42% increase in OCC costs and a 22% increase in natural gas costs. During the quarter, the mill operated at 85% of capacity due to a 3-day shutdown and the dryer section rebuild of #1 paper machine. Operating income for year-to-date 2000 was $4.0 million compared with an operating loss of $7.5 million for year-to-date 1999. The improvement resulted from average paper and paperboard prices increasing 2% and 17%, respectively.

During the quarter domestic prices for paper and paperboard improved while demand was stable. Export demand declined during the quarter.

CONVERTED PRODUCTS

Operating income for the third quarter 2000 was $7.5 million as compared with an operating loss of $4.7 million in the third quarter 1999. The primary reasons for the improvement were a 17% increase in tonnage sold and a 9% increase in average price. For the year-to-date period operating income was $14.1 million compared with an operating loss of $15.2 million. Volume sold and average price improved 8% and 10%, respectively, for the year-to-date period as compared to like periods in 1999.

                                    Page 7
Demand was strong and prices improved during the quarter. The company continues to develop its specialty products in order to improve margins.

OTHER

Selling, administrative and general expenses were 8% and 9% for the nine months ended July 31, 2000 and 1999, respectively.

Third quarter 2000 interest expensed increased 8% due to higher interest rates, offset in part by a lower level of borrowing.

The company adjusted the estimated useful lives of certain capital assets at the beginning of the fiscal year, which contributed to the $4.5 million decrease in depreciation expense in the third quarter 2000 as compared with the third quarter 1999.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2000 and 1999.

OTHER DATA                          Three Months              Nine Months
                                    Ended July 31             Ended July 31
                                                      %                      %
                                   2000     1999 Change   2000     1999 Change
Sales
 Logs, thousands of board feet    51,000   56,000 -  9  155,000  167,000 -  7
 Lumber, thousand of board feet   25,000   25,000   --   70,000   61,000 + 15
 Paper, tons                      76,000   64,000 + 19  223,000  165,000 + 35
 Paperboard, tons                 42,000   75,000 - 44  150,000  161,000 -  7
 Converted products, tons        134,000  115,000 + 17  397,000  366,000 +  8
 Logs, $/thousand board feet     $   618  $   605 +  2  $   627  $   603 +  4
 Lumber, $/thousand board feet       356      411 - 13      368      374 -  2
 Paper, $/ton FOB mill equivalent    590      567 +  4      572      563 +  2
 Paperboard, $/ton FOB mill equiv.   401      367 +  9      381      325 + 17
 Converted products, $/ton           845      774 +  9      816      744 + 10

                     LIQUIDITY AND CAPITAL RESOURCES

During the third quarter, total borrowing increased $5 million. Capital expenditures for plant and equipment are expected to be approximately $86 million for fiscal 2000. The backlog of approved projects was $121 million at August 31, 2000. During the quarter, the company did not purchase any of its common stock. Cash dividends of $0.12 per share were declared and paid in the third quarter in the aggregate of $6,201,000. The restoration of the dividend remains a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

At July 31, 2000, the company had bank lines of credit totaling $355 million. Of this amount $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, 1.875% at July 31, 2000, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, 0.40% per year at July 31, 2000. At the end of the third fiscal quarter 2000, the company had outstanding $250 million of notes payable under this agreement.
At July 31, 2000, the company had an outstanding balance of $20 million under the remaining $35 million of lines of credit. Also outstanding at July 31, 2000, were senior notes of $227 million and revenue bonds of $26.9 million.

                                    Page 8
During fiscal year 1999 the company obtained amendments from the holders of certain senior notes with respect to compliance with certain covenants. The amendments were effective for the quarter ending January 31, 1999 through the quarter ending January 31, 2000. In connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met and has paid an additional one-time fee. Starting with October 31, 1999 the company is in full compliance with all financial covenants of the original Note Agreements without regard to the amendments. The company will continue to pay the additional 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt.

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

                                    Page 9
                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Nothing to report.

ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             27 Financial Data Schedule

         (b) Reports of Form 8-K - Nothing to report.

                                    Page 10
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date  9-7-00                        L. J. HOLBROOK
                                    --------------
                                    L. J. HOLBROOK
                                    SENIOR VICE PRESIDENT, FINANCE - SECRETARY
                                    AND TREASURER


Date  9-7-00                        A. G. HIGGENS
                                    -------------
                                    A. G. HIGGENS
                                    ASSISTANT TREASURER


                                    Page 11