Form 10-K405
period 2000-10-31
LONGVIEW FIBRE CO
filed 2001-01-26
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2000    Commission File No.    0-1370

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

Market value per share $13.50 as of December 31, 2000     Total $626,839,398

Indicate the number of shares outstanding of each of the issuer's class of
common stock as of December 31, 2000.           51,376,567  shares outstanding
                     DOCUMENTS INCORPORATED BY REFERENCE
   PART III - NOTICE OF ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          dated December 15, 2000.

                                     Page 1

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

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    (i-xi)Principal Products, Markets and Methods of Distribution

          TIMBER - The company owns and operates tree farms in Oregon and Washington which produce logs for sale in the domestic and export markets. The majority of domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our tree farms. The company exports logs principally to Japan through sales to U. S. exporters or directly to foreign importers. The company does not believe that the loss of one customer or a few customers would have a material effect on the company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

          At October 31, 2000, the company owned in fee 572,032 acres of tree farms which are managed on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Environmental regulations requiring set asides, buffer zones and which otherwise limit our ability to harvest timber reduce the value of our tree farms. The company estimates that the reduction in value due to such regulations does not exceed eighteen percent of realizable value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

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

          Sales of paper are made primarily in the domestic market with some grades of paper sold in the export market. Containerboard is sold in the export market and in the Pacific Coast states. The company does not believe that the loss of one customer or a few customers would have a material effect on the company. Products are sold by the company's sales force working out of San Francisco and Los Angeles, California; Longview, Washington; Milwaukee, Wisconsin;

                                     Page 2
          and Atlanta, Georgia or through paper merchants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

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

          A new head box for #11 machine and revisions to #7 machine have been authorized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

          To spread risk, the company has been engaged in a long campaign to increase value added products, such as extensible paper, recycled kraft paper, specialty kraft, masking paper and colored kraft paper. Through the years, paper machines of various trim widths and capabilities have been added while the smaller and older machines have been kept in service to make small lots of colors and other specialties. During the course of this evolution, the basic commodity products (paperboard and bag paper) were not neglected as this makes the volume great enough to lower pulp and utility costs. Several machines are swing machines which can produce paper or paperboard. Due to current market conditions, a greater proportion of paperboard is being produced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

          CONVERTED PRODUCTS - The company's sixteen converting plants in eleven states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 57% of the Longview mill production.

          Bags are sold by the company's sales force working out of San Francisco, California; Longview, Washington; and Waltham, Massachusetts. Sales are made directly or through paper merchants.

          Corrugated and solid fibre boxes are sold by the company's offices located at Longview, Seattle and Yakima, Washington; Portland, Oregon; San Francisco, Los Angeles and Oakland, California; Twin Falls, Idaho; Spanish Fork and Cedar City, Utah; Milwaukee, Wisconsin; Cedar Rapids, Iowa; Grand Forks, North Dakota; Minneapolis, Minnesota; Seward, Nebraska; Atlanta, Georgia; Amsterdam, New York; and Springfield, Massachusetts. The company does not believe that the loss of one customer or a few customers would have a material effect on the business of the company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

                                     Page 3
          A box plant is being built at Bowling Green, Kentucky for startup in mid 2001 and a sheet plant at Seward, Nebraska, started up in October 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", and "Forward Looking Statements".

          In the timber segment, there is competition with various domestic and international timber companies. We believe we are one of the largest U. S. exporters of logs to the Japanese market. In the paper and paperboard segment, there is intense competition among a significant number of competitors, including conventional paper mills, and recycling mills that rely on recycled post-consumer and industrial material as the principal fiber source. The converted products segment also involves intense competition among many competitors. Competition in these manufacturing segments is based principally on price, quality of product, service and reliability. The company emphasizes quality, service and reliability, and has not competed aggressively on the basis of price or typically sought out large national customer accounts that frequently involve demands for discount pricing, although there are large account customers with whom the company has established relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".

          The following table sets forth the contribution to sales by each class of similar products which accounted for more than 10% of sales.
                                     2000     1999    1998
          Timber                      18%      22%     22%
          Paper and Paperboard        30%      29%     26%
          Converted Products          52%      49%     52%

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

(e) The company electronically files the following reports with the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Report on Form 8-K and Proxy Statement on Form DEF 14-A. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth


                                     Page 4
     Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.


ITEM 2.  PROPERTIES

The principal plants and important physical properties of the company are held without any major encumbrances and their respective locations by industry segment are as follows:

TIMBER - As of October 31, 2000, the company owned in fee 572,032 acres of tree farms located in various counties of Washington and Oregon. The company as a matter of policy has consistently acquired and intends to continue to acquire more timberlands whenever available at acceptable prices dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon. The company operates its tree farms on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. No large inventory of mature trees is maintained.

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

Mill utilization was at 88% during fiscal 2000.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONVERTED PRODUCTS - On the same site at Longview there is a box factory for production of solid fibre and corrugated boxes.

At each of the following fourteen locations, there are factories for the production of converted products:

     Oakland, California            Corrugated Boxes Only
     Twin Falls, Idaho               "        "    "
     Cedar Rapids, Iowa              "        "    "
     Springfield, Massachusetts      "        "    "
     Minneapolis, Minnesota          "        "    "
     Amsterdam, New York             "        "    "
     Seattle, Washington             "        "    "
     Yakima, Washington              "        "    "
     Seward, Nebraska           Corrugated Boxes from Corrugated Sheets
     Grand Forks, North Dakota       "        "    "
     Cedar City, Utah                "        "    "
     Spanish Fork, Utah         Corrugated Boxes, Merchandise Bags
                                 and Specialty Bags
     Milwaukee, Wisconsin       Corrugated and Solid Fibre Boxes
     Waltham, Massachusetts     Merchandise Bags and Specialty Bags

                                     Page 5
The volume of converted products sold increased during the past fiscal year. Capacity is available for increased sales.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 3.  LEGAL PROCEEDINGS

The company is a party to various proceedings relating to the cleanup of hazardous waste under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. The company is also a party to other legal proceedings generally incidental to its business. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, the company presently believes that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on the company's financial position or results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing was submitted during the fourth quarter of the fiscal year to a vote of the shareholders.


EXECUTIVE OFFICERS OF THE COMPANY

Name                Age          Office and Year First Elected

R. P. Wollenberg    85  (1) Chairman of the Board, President and
                        Chief Executive Officer                   (1953)

R. H. Wollenberg    47  (2) Executive Vice President              (1996)

R. J. Parker        52  (3) Senior Vice President-Production      (1994)
                        and Mill Manager

D. L. Bowden        65  (4) Senior Vice President-Timber          (1989)

L. J. Holbrook      45  (5) Senior Vice President-Finance,
                        Secretary and Treasurer                   (1989)

R. B. Arkell        69  (6) Vice President-Industrial Relations
                        and General Counsel                       (1986)


(1)     R. P. Wollenberg

        From 1985 Chairman, President and Chief Executive Officer 1978-1985 President and Chief Executive Officer
        1969-1978  President
        1960-1969  Executive Vice President




 (2)     R. H. Wollenberg

        From 2000  Executive Vice President
        1995-2000  Senior Vice President-Production, Western Container
                   Division
        1994-1995 Vice President-Production, Western Container Division 1993-1994 Manager-Production, Western Container Division
        1988-1993  Assistant General Counsel

(3)     R. J. Parker

        From 1994  Senior Vice President-Production
        1993-1994  Vice President and Assistant to the President
        1992-1993  Pulp Mill Superintendent
        1985-1992  Assistant Pulp Mill Superintendent

(4)     D. L. Bowden

        From 1992  Senior Vice President-Timber
        1989-1992  Vice President-Timber
        1980-1989  Assistant Timber Manager

(5)     L. J. Holbrook

        From 1992 Senior Vice President-Finance, Secretary and Treasurer 1991-1992 Vice President-Finance, Secretary and Treasurer 1989-1991 Assistant Secretary and Assistant Treasurer

(6)     R. B. Arkell

        From 1979  Vice President Industrial Relations and General Counsel




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Transaction prices per share as reported on the New York Stock Exchange are reported below.

            Fiscal         2000   	       1999
            Quarter   High     Low	  High     Low
            1st     $17.75  $11.19	$13.00  $ 9.44
            2nd      14.88   12.25	 14.38   10.31
            3rd      13.38   10.63	 17.44   12.88
            4th      14.19   10.56	 16.63   11.06

The company estimated it had approximately 10,000 shareholders on December 7, 2000.

Dividends per share paid in fiscal 2000, 1999 and 1998:

                         2000      1999       1998
            January     $0.12     $0.02      $0.16
            April        0.12      0.02       0.16
            July         0.12      0.08       0.14
            October      0.12      0.16       0.08
                        $0.48     $0.28      $0.54

The Directors declared a regular dividend of $0.12 per share which was paid on January 10, 2001, to shareholders of record on December 22, 2000.

Restrictions on the company's ability to pay cash dividends are completed by reference to Note 4 of Item 8 of Part II of this Form 10-K.





ITEM 6.  SELECTED FINANCIAL AND OTHER DATA
(dollars in thousands except per share)        2000       1999       1998       1997       1996
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . .  $  876,298 $  774,349 $  753,244 $  772,845 $  822,722
  Timber. . . . . . . . . . . . . . . .     161,586    170,992    166,037    186,814    186,405
  Paper and paperboard. . . . . . . . .     263,517    226,330    193,154    196,192    199,827
  Converted products. . . . . . . . . .     451,195    377,027    394,053    389,839    436,490
Cost of products sold, including
  outward freight . . . . . . . . . . .     710,235    644,071    666,960    661,684    657,737
Gross profit. . . . . . . . . . . . . .     166,063    130,278     86,284    111,161    164,985
Selling, administrative and general
  expenses. . . . . . . . . . . . . . .      69,098     62,670     64,693     63,760     60,199
Operating profit. . . . . . . . . . . .      96,965     67,608     21,591     47,401    104,786
  Timber. . . . . . . . . . . . . . . .      69,438     83,207     74,470    101,740    104,449
  Paper and paperboard. . . . . . . . .       7,662     (4,114)   (13,009)    (5,143)     4,300
  Converted products. . . . . . . . . .      19,865    (11,485)   (39,870)   (49,196)    (3,963)
Interest expensed . . . . . . . . . . .     (40,115)   (38,703)   (39,935)   (31,613)   (29,506)
Other income. . . . . . . . . . . . . .       2,097      2,579      4,192      3,706     11,584
Income (loss) before income taxes . . .      58,947     31,484    (14,152)    19,494     86,864
Provision for income taxes. . . . . . .      21,300     11,500     (7,500)     6,800     30,500
Net income (loss) . . . . . . . . . . .      37,647     19,984     (6,652)    12,694     56,364

PER SHARE
Net income (loss) . . . . . . . . . . .  $     0.73 $     0.39 $    (0.13)$     0.25 $     1.09
Dividends . . . . . . . . . . . . . . .        0.48       0.28       0.54       0.64       0.64
Earnings reinvested in the business . .        0.25       0.11      (0.67)     (0.39)      0.45
Shareholders' equity at year-end. . . .        8.38       8.14       8.03       8.70       9.10
Average shares outstanding (thousands).      51,677     51,677     51,677     51,691     51,731
Shares outstanding at year-end (thousands)   51,577     51,677     51,677     51,677     51,706

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . .  $1,276,690 $1,212,753 $1,263,343 $1,260,903 $1,197,280
Working capital . . . . . . . . . . . .      42,378     68,001     55,318     40,381     50,974
Capital assets. . . . . . . . . . . . .     981,937    947,359  1,004,837  1,013,361    951,137
Deferred taxes - net. . . . . . . . . .    (171,518)  (153,945)  (142,827)  (141,623)  (135,106)
Long-term debt. . . . . . . . . . . . .     490,900    495,900    547,018    498,137    426,255
Shareholders' equity. . . . . . . . . .     432,042    420,463    414,949    449,506    470,412

OTHER DATA
Sales:  Logs, thousands of board feet .     209,000    230,000    235,000    218,000    243,000
        Lumber, thousands of board feet      93,000     85,000     76,000     65,000     33,000
        Paper, tons . . . . . . . . . .     298,000    241,000    221,000    202,000    207,000
        Paperboard, tons. . . . . . . .     183,000    240,000    140,000    177,000    129,000
        Converted products, tons. . . .     550,000    500,000    524,000    548,000    542,000
        Logs, $/thousand board feet . .  $      613 $      605 $      598 $      724 $      719
        Lumber, $/thousand board feet .         357        378        336        443        367
        Paper, $/ton FOB mill equivalent        580        565        610        638        664
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . .         384        333        353        332        356
        Converted products, $/ton . . .         820        754        752        711        805
Primary production, tons. . . . . . . .   1,048,000  1,016,000    903,000    958,000    905,000
Employees . . . . . . . . . . . . . . .       3,750      3,650      3,700      3,900      3,900
Funds:  Used for plant and equipment. .  $   99,642 $   29,237 $   73,054 $  139,727 $  127,558
        Used for timber and timberlands       6,532      3,541     15,622     15,716      3,822


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS fiscal 2000 vs. fiscal 1999

Net income for fiscal 2000 was $37,647,000 as compared with $19,984,000 for fiscal 1999. Operating results improved in the manufacturing segments of the business, but declined in the timber segment.

Operating profits for the timber segment decreased 17% in fiscal 2000 to $69,438,000 from $83,207,000 in fiscal 1999. The primary reasons for the decline were a 9% decrease in log volume sold; a 6% decrease in average lumber prices; and higher logging, sawmill and depletion costs. Average export prices increased 5% from levels at the beginning of the year and demand was stable. Fourth quarter 2000 domestic log prices were 18% lower than year-ago levels and demand deteriorated due to very weak lumber markets.

Domestic lumber markets declined dramatically throughout most of the year due to a slow down in housing starts. Average domestic lumber prices for fiscal 2000 were 8% lower than fiscal 1999. Export lumber markets were fair and average price improved 3% for fiscal 2000 as compared to year-ago levels.

The company operates 572,032 acres on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for coniferous species. Based on recent large purchases and sales, we now estimate the value of the tree farms to be between six and eight times book value. Environmental regulations that require set asides, buffer zones and otherwise limit our ability to harvest timber, reduce the value of our tree farms. The company estimates that the reduction in value due to current and proposed regulations does not exceed 18% of realizable value. See "Forward-Looking Statements".

Operating results for paper and paperboard increased from an operating loss of $4,114,000 to an operating profit of $7,662,000. The primary reasons for this improvement were increases in average paper and paperboard prices of 3% and 15%, respectively. Operating results were negatively affected by increased fiber and energy costs.

Principal raw materials for paper and paperboard include wood chips, purchased bleach pulp, sawdust and reclaimed fibers. Wood chip costs were about 4% higher than the prior fiscal year. The cost of old corrugated containers ("OCC") was 27% higher in fiscal 2000 as compared to fiscal 1999, but declined at the end of the year. Fourth quarter OCC costs were 15% lower than the year-ago period. Purchase of bleached pulp from a variety of sources has proven to be a beneficial arrangement. Capital projects completed in prior years have enabled the company to utilize more lower cost raw materials, such as OCC, and to adjust the raw material mix as markets change in an effort to control costs.

Energy markets have become more volatile due to deregulation and supply shortages. The cost of electricity and natural gas increased 5% and 21%, respectively, for fiscal 2000 as compared to fiscal 1999. The company is currently selling power produced at the mill to mitigate the impact of higher energy costs. See "Forward-Looking Statements".

Domestic linerboard markets were strong at the beginning of the fiscal year and a price increase was initiated during the second fiscal quarter. During


                                    Page 10
the latter part of the year demand subsided modestly and industry inventory levels increased, but prices remained stable as production downtime reduced available supply. During the first six months of the year export linerboard markets were strong and prices improved, but demand declined in the third quarter resulting in modest price attrition at the end of the year. The volume of paperboard sold decreased 24% for fiscal 2000 as compared to fiscal 1999.

Domestic and export paper markets improved throughout the year and the company continued its efforts to expand its specialty business. The volume of paper sold increased 24% for fiscal 2000 as compared to fiscal 1999.

The mill operated at 88% of capacity due to market conditions and the rebuild of #1 paper machine.

Operating results for converted products increased from an operating loss of $11,485,000 to an operating profit of $19,865,000. The primary reasons for the improvement were a 10% increase in tonnage sold and a 9% increase in average price. Progress continues on the company's efforts to reduce converting costs by improving operating efficiencies. See "Forward-Looking Statements".

Although domestic box demand was relatively flat for the year, the company's volume sold improved. A price increase was implemented during the year and prices are currently stable. The company continues to develop its specialty product markets in order to improve margins. See "Forward-Looking Statements".

Selling, administrative and general expenses were 8% of sales for fiscal 2000 and 1999. Interest expensed increased 4% from $38,703,000 to $40,115,000 due primarily to higher interest rates.

The biggest uncertainty for our company is the export market for our manufactured products where we have competitors from all over the world. These markets have been extremely competitive and near term change is not expected. As a result, the company is expanding its converting sales and capacity with the objectives of decreasing its dependence on product exports and improving margins; this is a slow process but progress is being made. It appears that it will take several years of market growth for the company to fully utilize its mill capacity. See "Forward-Looking Statements".

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

Operating losses for paper and paperboard decreased from $13,009,000 in fiscal 1998 to $4,114,000 in fiscal 1999. The primary reasons for this improvement were decreased costs for wood chips and OCC, lower per unit operating costs due to improved efficiencies and a higher mill operating rate and a 33% increase in tonnage sold.

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

The volume of product sold decreased 5% and average price held steady with year-ago levels. Due to continued linerboard price deterioration in the first


                                    Page 12
quarter, box prices didn't bottom out until the second fiscal quarter. The company implemented two price increases during the year.

Selling, administrative and general expenses were 8% of sales in fiscal 1999 and 9% of sales in fiscal 1998. Interest expensed declined 3% from $39,935,000 to $38,703,000 due primarily to a lower level of borrowing partially offset by proportionately less interest capitalized for uncompleted projects.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $112,444,000 in fiscal 2000 compared with $117,083,000 in fiscal 1999. The decrease was due primarily to increased pension and other noncurrent assets.

Working capital was $42,378,000 at October 31, 2000 compared to $68,001,000 at October 31, 1999.

Long-term debt, current installments of long-term debt and short-term borrowings increased by an aggregate of $9,952,000 in fiscal 2000 due to increased capital expenditures and increased dividends.

At October 31, 2000 the company had bank lines of credit totaling $355,000,000. Of this amount, $320,000,000 was under a credit agreement with a group of banks expiring February 24, 2003, with renewal provisions beyond that date. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 1.875%, or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, currently 0.40% per year. The company had outstanding $279,500,000 of notes payable under this agreement at October 31, 2000.

The company also has an agreement whereby it can borrow money by issuing notes in the commercial paper market. The company must maintain unused borrowing capacity under an unsecured bank borrowing facility sufficient to cover the commercial paper outstanding. At October 31, 2000, the company had loans of $35,570,000 under the commercial paper agreement.

At October 31, 2000, the company had an outstanding balance of $15,000,000 under the remaining $35,000,000 of lines of credit. The unused portion of all lines of credit was $24,930,000.

Also outstanding at October 31, 2000 were senior notes of $197,000,000 and revenue bonds of $26,900,000. For further details regarding borrowing, see Notes 3 and 4 of notes to financial statements.

During fiscal year 1999 the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified ratio of net income available for fixed charges to fixed charges (fixed charge coverage ratio) and in connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until certain conditions are met. As of October 31, 1999 and through fiscal 2000 the company was in full compliance with all financial covenants of the original Note Agreements without regard to the amendments, including the fixed charge coverage ratio. The company will continue to pay the additional 0.75% per annum over the original note coupon

                                    Page 13
rates until it obtains an investment grade credit rating for its long-term unsecured senior debt.

The company has initiated a program to increase its domestic converted product business in an effort to reduce its reliance on the very competitive export linerboard market. As a result, capital appropriations have increased and capital expenditures for plant and equipment for fiscal 2000 were $99,642,000 as compared with $29,237,000 for fiscal 1999. The backlog of approved projects as of October 31, 2000 was $106,000,000. Capital expenditures for plant and equipment are expected to be between $100,000,000 and $110,000,000 in fiscal 2001. We plan to fund capital expenditures principally from internally generated funds, supplemented if needed, by modest amount of additional borrowing. See "Forward-Looking Statements".

Timberland purchases for fiscal 2000 were $6,532,000 as compared with $3,541,000 for fiscal 1999. Purchases of timberlands will depend on offerings, price levels and competition. We expect any offers we make would be at prices we believe to be conservative. See "Forward-Looking Statements".

During fiscal 2000, the company purchased 100,000 shares of its stock. During fiscal 1999, the company did not purchase shares of its stock. Purchases began in 1964; the total number of shares acquired through fiscal 2000 is 21,503,633 shares for $98,352,664 at an average cost of $4.57 per share.

Dividends of $0.48 per share were paid in fiscal 2000 and $0.28 in fiscal 1999. The Board of Directors declared a dividend of $0.12 per share which was paid on January 10, 2001, to shareholders of record on December 22, 2000. The restoration of the dividend remains a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

The company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving derivatives.

OTHER

During the year ended October 31, 1999, the company adjusted the estimated useful lives of some capital assets increasing fiscal 1999 net income by approximately $5,845,000 or $0.11 per share. As a result of an updated comparison of the estimated useful lives for various asset categories of certain companies in the industry and further study of its own asset base, the company adjusted the estimated useful lives of machinery and equipment for fiscal 2000. The estimated useful lives now range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment. This change increased fiscal 2000 net income by approximately $10,175,000 or $0.20 per share.

The company continually reviews any known environmental exposures including the cost of remediation. At the present time, the company is not aware of any environmental liabilities that would have a material impact on the consolidated financial statements. See "Forward-Looking Statements".

The company believes it is in substantial compliance with Federal, State and local laws regarding environmental quality. The Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule". The Company estimates that over the next 5 years required pollution control capital expenditures could range from $15,000,000 to $20,000,000. See "Forward-Looking Statements".

Although future pollution control expenditures cannot be predicted with any certainty and could continue to escalate because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, the company believes that compliance with these regulations will not have a material impact on its capital expenditures, earnings or competitive position. See "Forward-Looking Statements".

As part of an industry-supported effort, forestry regulations have been developed in Washington to protect salmon. These regulations restrict the harvest of timber near streams and other environmentally sensitive areas, thereby reducing the timber that can be harvested and increasing costs. New salmon regulations are also being considered in Oregon, but until the regulations are adopted the magnitude of the impact on the company's Oregon timberlands cannot be predicted with certainty.

The company's consolidated financial statements are prepared based on historical costs and do not portray the effects of inflation. The impact of inflation is most noticeable for inventories and capital assets, although most of the inflationary effect on inventories is already portrayed in the consolidated income statement by use of the LIFO method of inventory valuation.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated values of existing and costs of additional timberlands, anticipated competitive conditions and the actions of competitors, the expected results of planned capital expenditure projects for the converted product segment and paper mill improvement projects, anticipated cost of and market conditions for energy, the anticipated cost of and availability of financing for planned capital improvement projects, the anticipated cost of compliance with certain environmental regulations and effects of environmental contingencies and litigation on financial conditions and results of operations. Certain forward-looking statements are identified by a cross-reference to this section. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes in currency exchange rates between the
U. S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving derivatives.

Note 6 of Item 8 of Part II of this Report on Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE
Financial Statements:

Report of Independent Accountants . . . . . . . . . . . . . . . . .  17
Consolidated Statement of Income for the
   three years ended October 31, 2000 . . . . . . . . . . . . . . .  18
Consolidated Statement of Shareholders'
   Equity for the three years ended October 31, 2000. . . . . . . .  18
Consolidated Balance Sheet at October 31,
   2000, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .  19
Consolidated Statement of Cash Flows for
   the three years ended October 31, 2000 . . . . . . . . . . . . .  20
Notes to Consolidated Financial Statements. . . . . . . . . . . . .  21

Financial Statement Schedules:

  Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
December 7, 2000

CONSOLIDATED STATEMENT OF INCOME

                                                    Years Ended October 31

(thousands except per share)                        2000       1999      1998
NET SALES. . . . . . . . . . . . . . . . . . .  $876,298   $774,349  $753,244
      Timber . . . . . . . . . . . . . . . . .   161,586    170,992   166,037
      Paper and paperboard . . . . . . . . . .   263,517    226,330   193,154
      Converted products . . . . . . . . . . .   451,195    377,027   394,053
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   710,235    644,071   666,960
GROSS PROFIT . . . . . . . . . . . . . . . . .   166,063    130,278    86,284
Selling, administrative and general expenses .    69,098     62,670    64,693
OPERATING PROFIT . . . . . . . . . . . . . . .    96,965     67,608    21,591
      Timber . . . . . . . . . . . . . . . . .    69,438     83,207    74,470
      Paper and paperboard . . . . . . . . . .     7,662     (4,114)  (13,009)
      Converted products . . . . . . . . . . .    19,865    (11,485)  (39,870)
Interest income. . . . . . . . . . . . . . . .       455        481     1,256
Interest expensed. . . . . . . . . . . . . . .   (40,115)   (38,703)  (39,935)
Miscellaneous. . . . . . . . . . . . . . . . .     1,642      2,098     2,936
INCOME (LOSS) BEFORE INCOME TAXES  . . . . . .    58,947     31,484   (14,152)
PROVISION FOR TAXES ON INCOME (see Note 8, page 12)
Current. . . . . . . . . . . . . . . . . . . .     3,783        190    (8,503)
Deferred . . . . . . . . . . . . . . . . . . .    17,517     11,310     1,003
                                                  21,300     11,500    (7,500)

NET INCOME (LOSS). . . . . . . . . . . . . . .  $ 37,647   $ 19,984  $ (6,652)
      Per share. . . . . . . . . . . . . . . .  $   0.73   $   0.39  $  (0.13)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         2000       1999      1998
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 77,515   $ 77,515  $ 77,515
      Ascribed value of stock purchased. . . .      (150)         -         -
      Balance at end of year . . . . . . . . .  $ 77,365   $ 77,515  $ 77,515
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $339,642   $334,128  $368,685
      Net income (loss). . . . . . . . . . . .    37,647     19,984    (6,652)
      Less cash dividends on common stock
        ($0.48, $0.28, $0.54 per share,
         respectively) . . . . . . . . . . . .   (24,805)   (14,470)  (27,905)
      Less purchases of common stock . . . . .    (1,113)         -         -
      Balance at end of year . . . . . . . . .  $351,371   $339,642  $334,128
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,677     51,677    51,677
      Purchases. . . . . . . . . . . . . . . .      (100)         -         -
      Balance at end of year . . . . . . . . .    51,577     51,677    51,677

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             2000       1999       1998
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $  114,843 $  106,095 $   99,823
  Allowance for doubtful accounts. . . . . .       1,350      1,100      1,100
Taxes on income, refundable. . . . . . . . .           -          -      7,020
Inventories (see Note 2) . . . . . . . . . .      82,023     79,563     83,959
Other. . . . . . . . . . . . . . . . . . . .       9,532      8,162      8,136
            Total current assets . . . . . .     205,048    192,720    197,838
Capital assets:
Buildings, machinery and equipment at cost .   1,717,587  1,635,298  1,629,580
  Accumulated depreciation . . . . . . . . .     961,379    912,366    850,268
    Costs to be depreciated in future
     years (see Note 5). . . . . . . . . . .     756,208    722,932    779,312
Plant sites at cost. . . . . . . . . . . . .       3,444      3,116      3,041
                                                 759,652    726,048    782,353
Timber at cost less depletion. . . . . . . .     192,778    192,860    193,979
Roads at cost less amortization. . . . . . .       9,627      9,198      9,298
Timberland at cost . . . . . . . . . . . . .      19,880     19,253     19,207
                                                 222,285    221,311    222,484
            Total capital assets . . . . . .     981,937    947,359  1,004,837
Pension and other assets (see Note 9). . . .      89,705     72,674     60,668
                                              $1,276,690 $1,212,753 $1,263,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $    9,385 $    8,892 $   10,042
Accounts payable . . . . . . . . . . . . . .      61,388     43,701     37,251
Short-term borrowings (see Note 3) . . . . .      43,070     18,000     50,500
Payrolls payable . . . . . . . . . . . . . .      16,576     14,321     14,309
Federal income taxes payable . . . . . . . .       2,638        926          -
Other taxes payable. . . . . . . . . . . . .       9,613      8,761     10,299
Current installments of long-term debt . . .      20,000     30,118     20,119
            Total current liabilities  . . .     162,670    124,719    142,520
Long-term debt (see Note 4). . . . . . . . .     490,900    495,900    547,018
Deferred taxes - net (see Note 8). . . . . .     171,518    153,945    142,827
Other liabilities. . . . . . . . . . . . . .      19,560     17,726     16,029
Commitments (see Note 12). . . . . . . . . .           -          -          -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares           -          -          -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,576,567, 51,676,567 and 51,676,567 shares,
 respectively (see Notes 10 and 11). . . . .      77,365     77,515     77,515
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     351,371    339,642    334,128
            Total shareholders' equity . . .     432,042    420,463    414,949
                                              $1,276,690 $1,212,753 $1,263,343

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        2000      1999      1998
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income (loss). . . . . . . . . . . . . .   $ 37,647  $ 19,984  $ (6,652)
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     61,971    79,621    86,990
   Depletion and amortization  . . . . . . .      5,411     4,622     5,906
   Deferred taxes - net  . . . . . . . . . .     17,573    11,118     1,204
   (Gain) loss on disposition of capital
    assets . . . . . . . . . . . . . . . . .      2,920       841      (551)

Change in:
   Accounts and notes receivable - net . . .     (8,748)   (6,272)    6,027
   Allowance for doubtful accounts . . . . .        250         -         -
   Taxes on income, refundable . . . . . . .          -     7,020    (6,327)
   Inventories . . . . . . . . . . . . . . .     (2,460)    4,396       543
   Other . . . . . . . . . . . . . . . . . .     (1,370)      (26)     (397)
   Pension and other noncurrent assets . . .    (17,031)  (12,006)  (10,810)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .     12,735     5,162    (8,259)
   Federal income taxes payable. . . . . . .      1,712       926         -
   Other noncurrent liabilities. . . . . . .      1,834     1,697     1,695
Cash provided by operations. . . . . . . . .    112,444   117,083    69,369

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .    (99,642)  (29,237)  (73,054)
               Timber and timberlands. . . .     (6,532)   (3,541)  (15,622)
Proceeds from sale of capital assets . . . .      1,294     5,172     4,855
Cash used for investing. . . . . . . . . . .   (104,880)  (27,606)  (83,821)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .     17,000         -   119,000
Reduction in long-term debt. . . . . . . . .    (32,118)  (41,119)  (64,118)
Short-term borrowings. . . . . . . . . . . .     25,070   (32,500)   (5,500)

Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .        493    (1,150)      208
Accounts payable for construction. . . . . .      8,059      (238)   (7,233)
Cash dividends . . . . . . . . . . . . . . .    (24,805)  (14,470)  (27,905)
Purchase of common stock . . . . . . . . . .     (1,263)        -         -
Cash provided by (used for) financing. . . .     (7,564)  (89,477)   14,452

Change in cash position. . . . . . . . . . .          -         -         -
Cash position, beginning of year . . . . . .          -         -         -
Cash position, end of year . . . . . . . . .   $      -  $      -  $      -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amount capitalized)  . . .   $ 40,234  $ 39,169  $ 40,248
 Capitalized interest  . . . . . . . . . . .      1,301       386     1,344
 Income taxes  . . . . . . . . . . . . . . .      1,844    (7,911)   (1,985)

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

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment. (See Note 5)

TIMBERLANDS, DEPLETION AND AMORTIZATION
Timber, timberlands and timber roads are stated at cost. Provision for depletion of timber and amortization of logging roads represents charges per unit of production (footage cut) based on the estimated recoverable timber. No gain or loss is recognized on timberland exchanges since the earnings process is not considered complete until timber is harvested and marketed.

EARNINGS PER SHARE
Net income (loss) per common share is computed on the basis of weighted average shares outstanding of 51,676,567, 51,676,567 and 51,676,567 for 2000,
1999 and 1998, respectively.

PENSION AND OTHER BENEFIT PLAN COSTS
The company's policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

REVENUE RECOGNITION
The company recognizes revenues when goods are shipped.

NOTE 2 - INVENTORIES:
Inventories consist of the following:
                                             October 31
(thousands)                           2000        1999        1998
Finished goods  . . . . . . . .   $ 37,508    $ 36,248    $ 35,645
Goods in process. . . . . . . .     33,069      30,768      32,730
Raw materials . . . . . . . . .     14,595      13,200      20,676
Supplies (at average cost). . .     40,949      39,797      42,907
                                   126,121     120,013     131,958
LIFO Reserve. . . . . . . . . .    (44,098)    (40,450)    (47,999)
                                  $ 82,023    $ 79,563    $ 83,959

NOTE 3 - SHORT-TERM BORROWINGS:
At October 31, 2000, the company had bank lines of credit totaling $355 million. Of this amount, $320 million was under a credit agreement with a group of banks providing various methods of borrowing. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 1.875%, or the bank's Reference rate, whichever the company selects. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, currently 0.40% per year. This agreement has an expiration date of February 24, 2003 with renewal provisions beyond that date. At October 31, 2000, the company had loans of $279.5 million under the credit agreement.

Also available was a commercial paper agreement providing a line of credit totaling $50 million. The company must maintain unused borrowing capacity under an unsecured bank borrowing facility sufficient to cover the commercial paper outstanding. At October 31, 2000 the company had loans of $35.6 million under this commercial paper agreement.

Other lines of credit totaling $35 million were available for additional borrowing needs. Included in this amount was a committed line of credit of $20 million which expires March 31, 2001. The other $15 million is uncommitted. At October 31, 2000, the company had an outstanding balance of $15 million under these credit lines.

Short-term borrowings of $287 million, $270 million and $291 million at October 31, 2000, 1999 and 1998, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            2000        1999        1998
Notes payable October 31 . . . .   $330,070    $288,000    $341,500
Interest rate October 31 . . . .       8.4%        6.2%        6.1%
Average daily amount of
 notes payable outstanding
 during year . . . . . . . . . .   $270,604    $299,762    $319,133
Average* interest rate
 during year . . . . . . . . . .       7.8%        6.1%        6.3%
Maximum amount of notes
 payable at any month end. . . .   $330,070    $333,000    $345,000

*Computed by dividing interest incurred by average notes payable outstanding.

NOTE 4 - LONG-TERM DEBT:
Long-term debt consists of the following:

                                                October 31
(thousands)                             2000        1999        1998
Senior notes due through 2010
 (6.48%-8.84%) - Note (a) . . . .   $197,000    $227,000    $247,000
Revenue bonds payable through
 2018 (floating rates, currently
 4.35%-5.55%) - Note (b). . . . .     26,900      28,900      28,900
Other . . . . . . . . . . . . . .          -         118         237
Notes payable - banks -
 Note 3 above . . . . . . . . . .    287,000     270,000     291,000
                                     510,900     526,018     567,137
    Less current installments . .     20,000      30,118      20,119
Net long-term debt. . . . . . . .   $490,900    $495,900    $547,018

Scheduled maturities
        2002            $ 45,000
        2003             349,400
        2004                   -
        2005              30,000
        2006-2018         66,500
                        $490,900

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio, fixed charge coverage ratios and restrictions on payment of dividends. During fiscal year 1999 the company obtained amendments from the holders of certain senior notes and in connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt. At October 31, 2000, approximately $19 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2000, $26,900,000 was secured by liens on the equipment.


NOTE 5 - BUILDINGS, MACHINERY AND EQUIPMENT:
At cost - net of accumulated depreciation consist of the following:

                                             October 31
(thousands)                           2000        1999        1998
Buildings - net . . . . . . . .   $ 75,468    $ 69,667    $ 72,621
Machinery and equipment - net .    680,740     653,265     706,691
                                  $756,208    $722,932    $779,312

The estimated useful lives of some assets were changed for 2000 and 1999, the effect of which increased net income by approximately $10,175,000 or $0.20 per share and $5,845,000 or $0.11 per share, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analyses, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt approximated the stated value at October 31, 2000 and October 31, 1999, and exceeded the stated value by approximately $1 million at October 31, 1998.


NOTE 7 - SEGMENT INFORMATION:
The company owns and operates tree farms in Oregon and Washington which produce logs for sale and operates a sawmill in Washington. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's sixteen converting plants in eleven states produce shipping containers and merchandise bags. The tonnage of paper and containerboard used in the converting plants equals approximately 57% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, Hong Kong and Southeast Asia, of $160,605,000, $158,085,000 and $135,350,000
during 2000, 1999 and 1998, respectively.  All sales are made in U. S.
dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

1.  Assets used wholly within a segment are assigned to that segment.

2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $264,497,000, $248,049,000 and $308,338,000 have been allocated to converted products at October 31, 2000, 1999 and 1998, respectively.

Depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   2000       1999       1998
SALES TO CUSTOMERS:
Timber . . . . . . . . . . . . . . .    $  161,586 $  170,992   $166,037
Paper and paperboard . . . . . . . .       263,517    226,330    193,154
Converted products . . . . . . . . .       451,195    377,027    394,053
 Total . . . . . . . . . . . . . . .       876,298    774,349    753,244

(thousands)                                   2000       1999       1998
INCOME (LOSS) ON SALES:
Timber . . . . . . . . . . . . . . .        69,438     83,207     74,470
Paper and paperboard . . . . . . . .         7,662     (4,114)   (13,009)
Converted products . . . . . . . . .        19,865    (11,485)   (39,870)
Interest expensed and other. . . . .       (38,018)   (36,124)   (35,743)
 Income (loss) before income taxes .        58,947     31,484    (14,152)

IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber . . . . . . . . . . . . . . .       275,401    272,080    275,379
Paper and paperboard . . . . . . . .       363,855    356,246    314,347
Converted products . . . . . . . . .       637,434    584,427    673,617
 Total . . . . . . . . . . . . . . .     1,276,690  1,212,753  1,263,343

DEPRECIATION, DEPLETION AND
AMORTIZATION:
Timber . . . . . . . . . . . . . . .         9,008      8,111      9,330
Paper and paperboard . . . . . . . .        19,749     24,700     24,718
Converted products . . . . . . . . .        38,625     51,432     58,848
 Total . . . . . . . . . . . . . . .        67,382     84,243     92,896

ADDITIONS TO CAPITAL ASSETS:
Timber . . . . . . . . . . . . . . .        12,298      6,290     20,254
Paper and paperboard . . . . . . . .        27,184     11,561     23,437
Converted products . . . . . . . . .        66,692     14,927     44,985
 Total . . . . . . . . . . . . . . .    $  106,174 $   32,778  $  88,676


NOTE 8 - INCOME TAXES:
Provision for taxes on income is made up of the following components:

(thousands)                                2000       1999       1998
Current:
 Federal . . . . . . . . . . . . . .    $ 3,497    $   121    $(7,925)
 State . . . . . . . . . . . . . . .        286         69       (578)
                                          3,783        190     (8,503)
Deferred:
 Federal . . . . . . . . . . . . . .     16,603     10,618      1,625
 State . . . . . . . . . . . . . . .        914        692       (622)
                                         17,517     11,310      1,003
                                        $21,300    $11,500    $(7,500)

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           2000       1999       1998
Expected federal income tax rate . .        35%        35%      (35)%
Foreign Sales Corporation. . . . . .        (1)        (1)       (1)
State income taxes less
 federal income tax benefit. . . . .         1          2        (5)
Research benefit . . . . . . . . . .         -          -       (12)
Other. . . . . . . . . . . . . . . .         1          1         -
                                            36%        37%      (53)%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   2000      1999      1998
Current:
 Non-deductible accruals . . . . . .      $ (4,620) $ (4,564) $ (4,756)

Non-current:
 Depreciation. . . . . . . . . . . .      $159,258  $154,481  $151,177
 Employee benefit plans. . . . . . .        28,974    22,803    18,639
 Alternative minimum tax . . . . . .        (9,901)  (17,321)  (20,458)
 Other . . . . . . . . . . . . . . .        (6,813)   (6,018)   (6,531)
 Non-current deferred tax. . . . . .      $171,518  $153,945  $142,827


Federal income tax returns through 1993 have been settled with the Internal Revenue Service.


NOTE 9 - RETIREMENT AND OTHER POSTRETIREMENT BENEFITS:

RETIREMENT PLANS
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .  $233,330  $234,944  $196,510
 Service cost . . . . . . . . . .     6,194     6,498     5,218
 Interest cost. . . . . . . . . .    18,095    16,130    14,141
 Amendments . . . . . . . . . . .    51,889       173       755
 Change in assumptions. . . . . .         -   (14,691)   31,512
 Actuarial (gain)/loss. . . . . .    (2,586)      688    (2,730)
 Expected benefits paid . . . . .   (11,303)  (10,412)  (10,462)

 Benefit obligation at end
  of year . . . . . . . . . . . .  $295,619  $233,330  $234,944



During 2000 the defined benefit pension plans were amended to include a onetime cash balance account for certain active participants.

The change in fair value of assets is as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Change in plan assets
 Fair value of plan assets at
  beginning of year . . . . . . .  $466,611  $382,258  $386,372
 Actual return on plan assets . .   118,473    95,652     6,294
 Employee contribution. . . . . .         4         4         4
 Benefits paid. . . . . . . . . .   (12,201)  (11,303)  (10,412)
 Fair value of plan assets at
  end of year . . . . . . . . . .  $572,887  $466,611  $382,258


The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Funded status . . . . . . . . . .  $277,268  $233,281  $147,314
Unrecognized net actuarial (gain)  (249,376) (173,892) (102,087)
Unrecognized prior service cost .    52,318     5,053     9,236
Unrecognized net asset at
 transition . . . . . . . . . . .      (868)   (1,947)   (3,317)

Pension asset recognized in the
 consolidated balance sheet . . .  $ 79,342  $ 62,495  $ 51,146


Major assumptions used in the calculation are as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Weighted average discount rate. .      7.5%      7.5%      7.0%
Rate of compensation increase . .     4.75%     4.75%     4.75%
Expected long-term rate of return
 on plan assets . . . . . . . . .     10.0%     10.0%     10.0%


The components of net periodic pension cost are
summarized as follows:
                                        Year ended October 31
(thousands)                            2000      1999      1998
Service cost - benefits earned
 during the year. . . . . . . . .  $  6,194  $  6,498  $  5,218
Interest cost on benefit
 obligation . . . . . . . . . . .    18,095    16,130    14,141
Expected (return) on plan assets.   (39,803)  (34,609)  (31,031)
Recognized net actuarial (gain) .    (4,879)   (2,354)   (3,993)
Amortization of prior service
 cost . . . . . . . . . . . . . .     4,626     4,356     4,111
Amortization of net asset at
 transition . . . . . . . . . . .    (1,079)   (1,370)   (1,369)

Net periodic benefit (income) . .  $(16,846) $(11,349) $(12,923)

SAVINGS PLANS
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive was $1,689,000, $1,447,000 and $1,386,000 during 2000,
1999 and 1998, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents.
Individual benefits generally continue until age 65. The company does not pre-fund these benefits, and as such has no plan assets.

The change in the benefit obligation is as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .   $18,633   $18,239   $16,550
 Service cost . . . . . . . . . .       807       741       797
 Interest cost. . . . . . . . . .     1,434     1,280     1,234
 Actuarial (gain)/loss. . . . . .       721    (1,014)      295
 Benefits paid. . . . . . . . . .      (768)     (613)     (637)

 Benefit obligation at end of
  year. . . . . . . . . . . . . .   $20,827   $18,633    $18,239


The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

                                        Year ended October 31
(thousands)                            2000      1999      1998
Funded status . . . . . . . . . .  $(20,827) $(18,633) $(18,239)
Unrecognized net (gain) . . . . .    (4,714)   (5,573)   (4,769)
Unrecognized transition
 obligation . . . . . . . . . . .     5,981     6,480     6,979

Accrued benefit cost. . . . . . .  $(19,560) $(17,726) $(16,029)


The components of net periodic postretirement cost are summarized as follows:

                                       Year ended October 31
(thousands)                            2000      1999      1998
Service cost - benefits earned
 during the year. . . . . . . . .   $   807    $  741    $  797
Interest cost on benefit
 obligation . . . . . . . . . . .     1,434     1,280     1,234
Amortization of transition
 obligation . . . . . . . . . . .       499       499       499
Amortization of net (gain). . . .      (138)     (210)     (198)

Net periodic benefit cost . . . .   $ 2,602   $ 2,310   $ 2,332

The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 9% for the indemnity plan and 6% for the HMO plan. The accrued postretirement benefit cost at October 31, 2000 was calculated using a health care cost trend rate of 8% for the indemnity plan and 5.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5% is reached in the year 2004 for the indemnity plan. The ultimate health care cost trend rate of 5.5% was reached in 2000 for the HMO plan. A one percent increase in the health care cost trend rate assumption has a $1,901,000 effect on the accumulated postretirement benefit obligation as of October 31, 2000 and a $278,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. A one percent decrease in the health care cost trend rate assumption has a $(1,675,000) effect on the accumulated postretirement benefit obligation as of October 31, 2000 and a $(240,000) effect on the aggregate of service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.5% for 2000, 1999 and 1998.


NOTE 10 - SHAREHOLDER RIGHTS PLAN:
On January 26, 1999, the company's Board of Directors authorized a Shareholder Rights Plan ("Plan"). The Plan provides for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.


NOTE 11 - SHAREHOLDERS' EQUITY
During October 2000, the company repurchased 100,000 shares of its common stock from the estate of a shareholder, which held founder stock. The repurchase price of the shares was based upon the market price on the date of repurchase. In addition, the company intends to repurchase an additional 500,000 shares of its common stock from this estate during the first half of fiscal 2001 at the applicable market rate on the date of the repurchase.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:
Estimated costs to complete approved capital projects were approximately $106 million, $33 million and $16 million at October 31, 2000, 1999 and 1998, respectively.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      Fiscal Year Quarters              Total
                                                                       Fiscal
(thousands except per share)     1st       2nd       3rd       4th       Year

2000
Net sales. . . . . . . . . . $205,446  $216,803  $220,257  $233,792  $876,298
Gross profit . . . . . . . .   33,959    46,781    42,653    42,670   166,063
Net income. . . .. . . . . .    5,553    12,156    10,594     9,344    37,647
Net income per share (1) . .     0.11      0.24      0.21      0.18      0.73

1999
Net sales. . . . . . . . . . $163,324  $186,425  $197,593  $227,007  $774,349
Gross profit . . . . . . . .   22,331    32,301    31,120    44,526   130,278
Net income (loss). . . . . .   (1,213)    5,230     3,958    12,009    19,984
Net income (loss) per
 share (1) . . . . . . . . .    (0.02)     0.10      0.08      0.23      0.39

1998
Net sales  . . . . . . . . . $176,217  $185,938  $194,203  $196,886  $753,244
Gross profit . . . . . . . .   14,034    18,373    30,313    23,564    86,284
Net income (loss). . . . . .   (7,073)   (4,589)    3,989     1,021    (6,652)
Net income (loss) per
 share (1) . . . . . . . . .    (0.14)    (0.09)     0.08      0.02     (0.13)

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


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is contained in the Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 2000 which is hereby incorporated by reference as part of this Form 10-K. See Part I of this Form 10-K for a listing of the executive officers of the company.


ITEM 11.  EXECUTIVE COMPENSATION

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 2000 which is hereby incorporated by reference as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 2000 which is hereby incorporated by reference as part of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is completed by reference to Notice of Annual Meeting of Shareholders and Proxy Statement dated December 15, 2000 which is hereby incorporated by reference as part of this Form 10-K.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

     (1)  Financial Statements:

          The 2000, 1999 and 1998 consolidated financial statements are included in Item 8 of Part II of this Form 10-K.

          The individual financial statements of the company and its subsidiaries have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the company or its consolidated subsidiaries in amounts which together exceed 5% of total consolidated assets at October 31, 2000.

     (2)  Financial Statement Schedules:

          Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of Part II of this Form 10-K.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1  Articles of Incorporation of Longview Fibre Company   (a)

          3.2  Bylaws of Longview Fibre Company   (a)

          4.1 Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the Commission upon request:

               Senior Notes due through 2010 (6.48% - 8.84%)    $197,000,000

               Revenue Bonds payable through 2018 (floating rates,
               4.35% through 5.55% at October 31, 2000)          $26,900,000

          4.2  Rights Agreement Dated as of March 1, 1999   (d)

         10.1  Form of Termination Protection Agreement   (b)(*)

         10.2  Credit Agreement   (e)

         21    Subsidiaries

         23    Consent of Independent Accountants

         99.1  Salary Savings Plan  (c)(*)

         99.2  Salary Savings Plan - Amendment No. 1  (c)(*)

         99.3  Salary Savings Plan - Amendment No. 2 (*)

         99.4  Salary Savings Plan - Trust Agreement (*)

         99.5  Hourly Saving Plan  (c)

         99.6  Hourly Savings Plan - Amendment No. 1

         99.7  Hourly Savings Plan - Trust Agreement

         99.8  Branch Hourly Savings Plan (c)

         99.9  Branch Hourly Savings Plan - Amendment No. 1  (c)

         99.10 Branch Hourly Savings Plan - Amendment No. 2  (c)

         99.11 Branch Hourly Savings Plan - Amendment No. 3

         99.12 Branch Hourly Savings Plan - Trust Agreement



        (a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.
        (b) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1994.
        (c) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1998.
        (d) Incorporated by reference to company's Current Report on Form 8-K dated February 18, 1999.
        (e) Incorporated by reference to company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

           (*) Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             LONGVIEW FIBRE COMPANY
Registrant

L. J. HOLBROOK                                         1-23-01
L. J. HOLBROOK, Vice President-Finance,                Date
                Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


R. P. WOLLENBERG                                       1-23-01
R. P. WOLLENBERG, Chief Executive Officer              Date
                  and Director

L. J. HOLBROOK                                         1-23-01
L. J. HOLBROOK, Chief Financial Officer                Date
                and Director

A. G. HIGGENS                                          1-23-01
A. G. HIGGENS, Chief Accounting Officer                Date

R. B. ARKELL                                           1-23-01
R. B. ARKELL, Director                                 Date

D. L. BOWDEN                                           1-23-01
D. L. BOWDEN, Director                                 Date

M. A. DOW                                              1-23-01
M. A. DOW, Director                                    Date

J. R. KRETCHMER                                        1-23-01
J. R. KRETCHMER, Director                              Date

R. J. PARKER                                           1-23-01
R. J. PARKER, Director                                 Date

D. A. WOLLENBERG                                       1-23-01
D. A. WOLLENBERG, Director                             Date

R. H. WOLLENBERG                                       1-23-01
R. H. WOLLENBERG, Director                             Date