Form 10-Q
period 2001-01-31
LONGVIEW FIBRE CO
filed 2001-03-15
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   January 31, 2001             Commission File No.    0-1370




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



	51,276,567 Common Shares were outstanding as of January 31, 2001

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jan. 31    Oct. 31    Jan. 31
                                                    2001       2000       2000
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $  105,070 $  114,843 $   92,825
Allowance for doubtful accounts                    1,350      1,350      1,100
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                20,105     21,705     18,777
    Goods in process                              14,983     15,376     13,840
    Raw materials and supplies                    43,546     44,942     42,154
Other                                             10,240      9,532      8,676
          Total current assets                   192,594    205,048    175,172
Capital assets:
Buildings, machinery and equipment at cost     1,735,305  1,717,587  1,641,336
  Accumulated depreciation                       974,596    961,379    925,933
    Costs to be depreciated in future years      760,709    756,208    715,403
Plant sites at cost                                3,444      3,444      3,116
                                                 764,153    759,652    718,519
Timber at cost less depletion                    192,177    192,778    193,432
Roads at cost less amortization                    9,416      9,627      9,023
Timberland at cost                                20,196     19,880     19,287
                                                 221,789    222,285    221,742
          Total capital assets                   985,942    981,937    940,261
Pension and other assets                          94,697     89,705     77,403
                                              $1,273,233 $1,276,690 $1,192,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    6,854 $    9,385 $    6,546
Accounts payable                                  51,259     61,388     43,673
Short-term borrowings                             47,314     43,070      8,000
Payrolls payable                                  14,178     16,576     12,831
Federal income taxes payable                       2,349      2,638      1,694
Other taxes payable                                9,729      9,613      9,761
Current installments of long-term debt            20,000     20,000     30,118
          Total current liabilities              151,683    162,670    112,623
Long-term debt                                   495,900    490,900    485,900
Deferred taxes-net                               175,601    171,518    156,325
Other liabilities                                 19,995     19,560     18,173
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,276,567, 51,576,567 and 51,676,567
  shares, respectively                            76,915     77,365     77,515
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                349,833    351,371    338,994
         Total shareholders' equity              430,054    432,042    419,815
                                              $1,273,233 $1,276,690 $1,192,836

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                               2001      2000
Net sales:
  Timber                                                   $ 34,974  $ 38,146
  Paper and paperboard                                       47,246    62,608
  Converted products                                        111,772   104,692
  Power sales                                                25,567         -
                                                            219,559   205,446

Cost of Products sold, including outward freight            178,212   171,487
Gross profit                                                 41,347    33,959

Selling, administrative and general expenses                 17,577    16,030

Operating profit (loss):
  Timber                                                     12,496    15,604
  Paper and paperboard                                        3,588      (790)
  Converted products                                          7,686     3,115
                                                             23,770    17,929

Other income (expense):
  Interest income                                                95        93
  Interest expensed                                         (11,048)   (9,581)
  Miscellaneous                                                 184       373
                                                             13,001     8,814

Provision for taxes on income:
  Current                                                       728       881
  Deferred                                                    4,083     2,380
                                                              4,811     3,261

Net income                                                 $  8,190  $  5,553


Dollars per share:
  Net income                                               $   0.16  $   0.11
  Dividends                                                    0.12      0.12


Average shares outstanding in the hands
 of the public (000 omitted)                                 51,377    51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                              (000 Omitted)
                                                           Three Months Ended
                                                                January 31
                                                               2001      2000
Cash provided by (used for) operations:
Net income                                                  $ 8,190   $ 5,553
Charges to income not requiring cash -
  Depreciation                                               16,084    15,405
  Depletion and amortization                                  1,433     1,448
  Deferred taxes - net                                        4,083     2,380
  Loss on disposition of capital assets                         541     1,045

Change in:
  Accounts and notes receivable - net                         9,773    13,270
  Inventories                                                 3,389     4,792
  Other                                                        (708)     (514)
  Pension and other noncurrent assets                        (4,992)   (4,729)
  Accounts, payrolls and other taxes payable                 (3,735)    1,199
  Federal income taxes payable                                 (289)      768
  Other noncurrent liabilities                                  435       447
Cash provided by operations                                  34,204    41,064

Cash provided by (used for) investing:
Additions to:  Plant and equipment                          (21,255)   (9,180)
               Timber and timberlands                          (963)   (1,946)
Proceeds from sale of capital assets                            155       326
Cash used for investing                                     (22,063)  (10,800)

Cash provided by (used for) financing:
Long-term debt                                                5,000   (10,000)
Short-term borrowings                                         4,244   (10,000)
Payable to bank resulting from checks in transit             (2,531)   (2,346)
Accounts payable for construction                            (8,676)   (1,717)
Cash dividends                                               (6,165)   (6,201)
Purchase of common stock                                     (4,013)        -
Cash used for financing                                     (12,141)  (30,264)

Change in cash position                                           -         -
Cash position, beginning of period                                -         -
Cash position, end of period                                 $    -   $     -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)                        $ 9,114   $ 7,286
Income taxes                                                    917      (117)

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                             2001        2000
Common stock:
  Balance at beginning of period                         $ 77,365    $ 77,515
  Ascribed value of stock purchased                          (450)          -
  Balance at end of period                               $ 76,915    $ 77,515


Additional paid-in capital:
  Balance at beginning of period                         $  3,306    $  3,306
  Balance at end of period                               $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period                         $351,371    $339,642
  Net income                                                8,190       5,553
  Less cash dividends on common stock                      (6,165)     (6,201)
  Less purchase of common stock                            (3,563)          -
  Balance at end of period                               $349,833    $338,994

Dividends paid per share                                 $   0.12    $   0.12

Common shares:
  Balance at beginning of period                           51,577      51,677
                                                             (300)          -
  Balance at end of period                                 51,277      51,677





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

                THREE MONTHS ENDED JANUARY 31, 2001 COMPARED WITH

                      THREE MONTHS ENDED JANUARY 31, 2000

Net income improved 47% for the first quarter 2001 as compared with the first quarter 2000. Operating results improved in the manufacturing segments of the business but declined in the timber segment.

TIMBER

Operating profits declined 20% in the first quarter 2001 as compared with the first quarter 2000. The primary reasons for the decline were average log and lumber prices decreasing 9% and 16%, respectively. Log and lumber footage sold increased 4% in the first quarter 2001.

During the first quarter 2001, demand for export logs was adequate and average price remained at good levels. Domestic log prices which had deteriorated the latter half of fiscal 2000 due to poor lumber markets were stable during the first quarter 2001, and demand was adequate.

PAPER AND PAPERBOARD

Operating income for the first quarter 2001 was $3.6 million compared with an operating loss of $0.8 million in the first quarter 2000. Operating results were favorably impacted by the profits from the sale of electrical power which were made to mitigate the impact of higher energy costs. Average paper and paperboard prices increased 5% and 3%, respectively, compared to year-ago levels. The volume of paper and paperboard sold decreased 25% and 36%, respectively. During the quarter, the mill operated at 76% of capacity due to a 10-day shutdown and the rebuild of #10 paper machine. Operating costs for the quarter were higher due primarily to a 72% increase in natural gas costs, a 9% increase in power costs and reduced productivity due to mill downtime and the rebuild of #10 paper machine. Fiber costs increased modestly as wood chip costs increased 8%, but the cost of old corrugated containers decreased 21%.


The company resumed selling electrical power that is produced at the mill in fiscal 2000 as a means of mitigating the impact of higher energy costs.
During the quarter, the company had power sales of $26 million. 44% of the operating profits from the sale of electrical power was allocated to the paper and paperboard segment and the balance was allocated to the converted products segment. The basis for this allocation was consistent with the method used to allocate identifiable assets and other costs between segments. The sale of power favorably impacted segment operating results by $7.7 million.

Demand for paper and paperboard was weak during the first quarter and average price declined modestly. Due to the volatility of the energy markets, the future selling price of electrical power and energy costs are uncertain.





                                    Page 7
CONVERTED PRODUCTS

Operating income for the first quarter 2001 was $7.7 million compared with $3.1 million in the first quarter 2000. Average price increased 4% and volume sold increased 2% in the first quarter 2001 as compared with year-ago levels. Allocated operating profits from the sale of electrical power favorably impacted operating results by $9.8 million. Operating results were negatively affected by higher costs of containerboard produced at the mill which is used to manufacture boxes.

Demand was strong and prices were firm during the quarter. The company continues to develop its specialty products in order to improve margins.

OTHER

Selling, administrative and general expenses were 8% of sales for fiscal 2001 and 2000.

Interest expensed in the first quarter 2001 increased 15% due to a higher level of borrowing and increased interest rates as compared with the first quarter 2000.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2001 and 2000.

OTHER DATA                                              Three Months
                                                      Ended January 31
                                                                         %
                                                   2001      2000   Change
Sales
 Logs, thousands of board feet                   49,000    47,000    +  4
 Lumber, thousand of board feet                  25,000    24,000    +  4
 Paper, tons                                     58,000    77,000    - 25
 Paperboard, tons                                30,000    47,000    - 36
 Converted products, tons                       134,000   131,000    +  2
 Logs, $/thousand board feet                   $    558  $    616    -  9
 Lumber, $/thousand board feet                      314       376    - 16
 Paper, $/ton FOB mill equivalent                   585       557    +  5
 Paperboard, $/ton FOB mill equivalent              371       360    +  3
 Converted products, $/ton                          832       798    +  4

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter, total borrowing increased $9 million. Capital expenditures for plant and equipment are expected to be between $100 million and $110 million for fiscal 2001. The current backlog of approved projects is $101 million. During the quarter, the company purchased 300,000 shares of its common stock in the aggregate of $4.0 million. Cash dividends of $0.12 per share were declared and paid in the first quarter in the aggregate of $6.2 million. The restoration of the dividend remains a high priority, which will be accomplished when operating results and debt levels make increased dividends prudent.

At January 31, 2001, the company had bank lines of credit totaling $370 million. Of this amount $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for


                                    Page 8
borrowing at the Offshore Rate (LIBOR based) plus a spread, 1.875% at January 31, 2001, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, 0.40% per year at January 31, 2001. At the end of the first fiscal quarter 2001, the company had outstanding $255 million of notes payable under this agreement.

Also available was a commercial paper agreement providing a line of credit totaling $50 million. The company must maintain unused borrowing capacity under an unsecured bank borrowing facility sufficient to cover the commercial paper outstanding. At January 31, 2001 the company had loans of $49.3 million under this commercial paper agreement.

At January 31, 2001, the company had an outstanding balance of $35 million under the remaining $50 million of lines of credit. Also outstanding at January 31, 2001, were senior notes of $197 million and revenue bonds of $26.9 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules, anticipated cost of as well as sales prices for and market conditions for energy and the anticipated cost of and availability of financing for capital improvement projects. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes of availability of energy, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.




                                    Page 9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

No disclosure is required under this item.


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         Nothing to report.

ITEM 2.  CHANGES IN SECURITIES
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Nothing to report.

         The annual Meeting of Shareholders of Longview Fibre Company was held on January 23, 2001 at which time three Class II directors were elected.

	                CLASS II DIRECTORS
                 (Terms to Expire in 2004)         Votes Cast

                                                 For      Withheld

         Robert E. Wertheimer                38,353,165   7,897,457

         Lisa J. Holbrook                    43,862,201   2,388,421

         John R. Kretchmer                   44,890,068   1,360,554


                     CLASS III DIRECTORS
                  (Terms to Expire in 2002)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

                    CLASS I DIRECTORS
                 (Terms to Expire in 2003)

         David A. Wollenberg

         David L. Bowden

         Richard H. Wollenberg

         Richard J. Parker





                                    Page 10
ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             Nothing to report.

         (b) Reports of Form 8-K - Nothing to report.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date
                           L. J. Holbrook, Senior Vice President-Finance,
                             Secretary and Treasurer



Date
                           A. G. Higgens, Assistant Treasurer



























                                    Page 11