Form 10-Q/A
period 2001-01-31
LONGVIEW FIBRE CO
filed 2001-03-16
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                        AMENDMENT NO. 1 TO FORM 10-Q

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



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date  3-15-01                       L. J. HOLBROOK
                                    --------------
                                    L. J. HOLBROOK
                                    Senior Vice President-Finance, Secretary and Treasurer


Date  3-15-01                       A. G. HIGGENS
                                    -------------
                                    A. G. HIGGENS
                                    Assistant Treasurer
























                                    Page 11