Form 10-Q
period 2001-04-30
LONGVIEW FIBRE CO
filed 2001-06-14
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  April 30, 2001               Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of June 13, 2001

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Apr. 30    Oct. 31    Apr. 30
                                                    2001       2000       2000
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   95,852 $  114,843 $  100,168
  Allowance for doubtful accounts                  1,350      1,350      1,100
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                17,968     21,705     22,807
    Goods in process                              11,433     15,376     11,877
    Raw materials and supplies                    41,011     44,942     39,930
Other                                             10,011      9,532      9,629
          Total current assets                   174,925    205,048    183,311
Capital assets:
Buildings, machinery and equipment at cost     1,754,032  1,717,587  1,656,095
  Accumulated depreciation                       979,504    961,379    939,550
    Costs to be depreciated in future years      774,528    756,208    716,545
Plant sites at cost                                3,444      3,444      3,116
                                                 777,972    759,652    719,661
Timber at cost less depletion                    192,682    192,778    193,713
Roads at cost less amortization                    9,211      9,627      8,851
Timberland at cost                                20,218     19,880     19,302
                                                 222,111    222,285    221,866
          Total capital assets                 1,000,083    981,937    941,527
Pension and other assets                         100,020     89,705     82,181
                                              $1,275,028 $1,276,690 $1,207,019

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    7,951 $    9,385 $    7,697
Accounts payable                                  47,513     61,388     46,131
Short-term borrowings                             23,380     43,070      8,000
Payrolls payable                                  17,176     16,576     15,540
Federal income taxes payable                         337      2,638      2,535
Other taxes payable                                8,644      9,613      9,274
Current installments of long-term debt            45,000     20,000     30,118
          Total current liabilities              150,001    162,670    119,295
Long-term debt                                   498,900    490,900    480,900
Deferred taxes-net                               180,166    171,518    162,434
Other liabilities                                 20,430     19,560     18,620
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567, 51,576,567 and 51,676,567
  shares, respectively                            76,615     77,365     77,515
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                345,610    351,371    344,949
         Total shareholders' equity              425,531    432,042    425,770
                                              $1,275,028 $1,276,690 $1,207,019

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                 (000 Omitted)
                                      Three Months Ended    Six Months Ended
                                           April 30              April 30
                                         2001       2000       2001      2000
Net sales:
  Timber                             $ 36,829   $ 44,329   $ 71,803  $ 82,475
  Paper and paperboard                 46,164     66,427     93,410   129,035
  Converted products                  104,561    106,047    216,333   210,739
  Power sales                          26,500          -     52,067         -
                                      214,054    216,803    433,613   422,249

Cost of Products sold, including
 outward freight                      179,455    170,022    357,667   341,509
Gross profit                           34,599     46,781     75,946    80,740

Selling, administrative
 and general expenses                  18,260     17,894     35,837    33,924

Operating profit
  Timber                               15,625     23,532     28,121    39,136
  Paper and paperboard (including
    allocated power sales)                670      1,849      4,258     1,059
  Converted products (including
    allocated power sales)                 44      3,506      7,730     6,621
                                       16,339     28,887     40,109    46,816


Other income (expense):
  Interest income                          90         97        185       190
  Interest expensed                    (9,977)    (9,820)   (21,025)  (19,401)
  Miscellaneous                           458        131        642       504
                                        6,910     19,295     19,911    28,109

Provision for taxes on income:
  Current                              (2,009)     1,030     (1,281)    1,911
  Deferred                              4,565      6,109      8,648     8,489
                                        2,556      7,139      7,367    10,400

Net income                           $  4,354   $ 12,156   $ 12,544  $ 17,709


Dollars per share:
  Net income                         $   0.09   $   0.24   $   0.24  $   0.34
  Dividends                              0.12       0.12       0.24      0.24


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,677     51,227    51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended    Six Months Ended
                                             April 30            April 30
                                           2001      2000      2001      2000
Cash provided by (used for)
  operations:
Net income                              $ 4,354   $12,156   $12,544   $17,709
Charges to income not
 requiring cash -
  Depreciation                           16,467    15,443    32,551    30,848
  Depletion and amortization                950     1,148     2,383     2,596
  Deferred taxes - net                    4,565     6,109     8,648     8,489
  Loss on disposition of
    capital assets                        1,356       236     1,897     1,281

Change in:
  Accounts and notes receivable - net     9,218    (7,343)   18,991     5,927
  Inventories                             8,222       157    11,611     4,949
  Other                                     229      (953)     (479)   (1,467)
  Pension and other
    noncurrent assets                    (5,323)   (4,778)  (10,315)   (9,507)
  Accounts, payrolls and other
    taxes payable                        (2,261)    4,426    (5,996)    5,625
  Federal income taxes payable           (2,012)      841    (2,301)    1,609
  Other noncurrent liabilities              435       447       870       894
Cash provided by operations              36,200    27,889    70,404    68,953

Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (31,945)  (16,973)  (53,200)  (26,153)
               Timber and timberlands    (1,296)   (1,293)   (2,259)   (3,239)
Proceeds from sale of capital assets        327       173       482       499
Cash used for investing                 (32,914)  (18,093)  (54,977)  (28,893)

Cash provided by (used for)
  financing:
Long-term debt                           28,000    (5,000)   33,000   (15,000)
Short-term borrowings                   (23,934)        -   (19,690)  (10,000)
Payable to bank resulting from
  checks in transit                       1,097     1,151    (1,434)   (1,195)
Accounts payable for construction           428       254    (8,248)   (1,463)
Cash dividends                           (6,129)   (6,201)  (12,294)  (12,402)
Purchase of common stock                 (2,748)        -    (6,761)        -
Cash used for financing:                 (3,286)   (9,796)  (15,427)  (40,060)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $11,791   $12,260   $20,905   $19,546
Income taxes                                220        60     1,137       (57)

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                    Three Months Ended       Six Months Ended
                                        April 30               April 30
                                      2001        2000       2001        2000
Common stock:
  Balance at beginning of period  $ 76,915    $ 77,515   $ 77,365    $ 77,515
  Ascribed value of stock
    purchased                         (300)          -       (750)          -
  Balance at end of period        $ 76,615    $ 77,515   $ 76,615    $ 77,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $349,833    $338,994   $351,371    $339,642
  Net income                         4,354      12,156     12,544      17,709
  Less cash dividends on common
    stock                           (6,129)     (6,201)   (12,294)    (12,402)
  Less purchase of common stock     (2,448)          -     (6,011)          -
  Balance at end of period        $345,610    $344,949   $345,610    $344,949

Dividends paid per share          $   0.12    $   0.12   $   0.24    $   0.24

Common shares:
  Balance at beginning of period    51,277      51,677     51,577      51,677
  Purchases                           (200)          -       (500)          -
  Balance at end of period          51,077      51,677     51,077      51,677





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND SIX MONTHS ENDED APRIL 30, 2001 COMPARED WITH

                   THREE AND SIX MONTHS ENDED APRIL 30, 2000

Net income decreased 64% for the second quarter 2001 and 29% for the first six months of 2001 as compared with like periods in 2000. Operating profits for the second quarter declined in all segments of the business.

TIMBER

Second quarter 2001 and year-to-date 2001 operating profits decreased 34% and 28%, respectively, as compared with like periods in 2000 due primarily to lower log and lumber prices. Second quarter 2001 average log and lumber prices decreased 18% and 17%, respectively, and year-to-date 2001 average log and lumber prices decreased 14% and 17%, respectively. Log volume sold in the second quarter 2001 decreased 4% compared with the second quarter 2000, but held steady with year-ago levels for the first six months of 2001. Lumber volume sold increased 14% and 9% for the second quarter 2001 and year-to-date 2001, respectively, as compared with like periods in 2000.

Export log price declined during the second quarter due primarily to the strength of the U.S. dollar while demand remained at adequate levels. Domestic log markets have been weak due to poor lumber markets but both markets are currently improving.

PAPER AND PAPERBOARD

Operating income for the second quarter 2001 was $0.7 million compared with $1.8 million for the second quarter 2000. Operating results were negatively affected by increased costs due to a 94% increase in natural gas costs, an 11% increase in power costs and reduced productivity due to mill downtime for market-related reasons. Fiber costs for the quarter increased modestly as wood chip costs increased 9%, but the cost of old corrugated containers decreased 32% compared with year-ago levels. During the quarter, the mill operated at 70% of capacity, which included an 8-day shutdown. Average paper prices increased 3% while average paperboard prices decreased 5% due to weak export pricing. The volume of paper and paperboard sold declined 37% for second quarter 2001 as compared with year-ago levels.

During the quarter, the company sold power produced at the mill to mitigate the impact of higher energy costs. Power sales for the quarter were $26.5 million. 48% of the operating profits from the sale of electrical power was allocated to the paper and paperboard segment, and the balance was allocated to the converted products segment. The basis for this allocation was consistent with the method used to allocate identifiable assets and other costs between segments. The sale of power favorably impacted segment operating results by $7.0 million.

Year-to-date 2001 operating results were $4.3 million compared with $1.1 million for year-to-date 2000. Operating results were favorably impacted by the profits from the sale of electrical power, offset in part by increased energy costs and lower productivity due to mill downtime. Average paper


                                    Page 7
prices increased 4% but average paperboard prices decreased 2% for year-to-date 2001 compared with year-to-date 2000. The volume of paper and paperboard sold decreased 33% for the first six months of 2001.

Demand for paper and paperboard was weak during the second quarter and prices declined modestly from first quarter 2001 levels. Currently, the incoming order pattern has strengthened. Due to the volatility of the energy markets, the future selling price of electrical power is uncertain.

CONVERTED PRODUCTS

Operating income for the second quarter 2001 was $44 thousand compared with $3.5 million for the second quarter 2000. The primary reasons for the decline were the increased cost of containerboard produced at the mill which is used to manufacture boxes and increased converting costs. Compared to year-ago levels, average prices for the second quarter 2001 improved 2% while volume sold decreased 4%. Allocated operating profits from the sale of electrical power favorably impacted results by $7.7 million. Year-to-date 2001 operating results were $7.7 million compared with $6.6 million for year-to-date 2000. The primary reasons for the improvement were a 3% increase in average price and allocated profits from the sale of electrical power. Operating results were negatively affected by the higher costs of containerboard produced at the mill which is used to manufacture boxes.

Demand was at satisfactory levels during the second quarter and prices were relatively stable. The company continues to develop its specialty products and to reduce costs in order to improve margins.

OTHER

Selling, administrative and general expenses were 8% of sales for the six months ended April 30, 2001 and 2000.

Interest expensed in the second quarter 2001 increased 2% due to a higher level of borrowing partially offset by lower interest rates and proportionately more interest capitalized for uncompleted capital projects.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2001 and 2000.

OTHER DATA                           Three Months             Six Months
                                    Ended April 30          Ended April 30
                                                      %                      %
                                   2001     2000 Change   2001     2000 Change
Sales
 Logs, thousands of board feet     55,000   57,000 -  4  104,000  104,000    -
 Lumber, thousand of board feet    24,000   21,000 + 14   49,000   45,000 +  9
 Paper, tons                       61,000   70,000 - 13  119,000  147,000 - 19
 Paperboard, tons                  22,000   61,000 - 64   52,000  108,000 - 52
 Converted products, tons         127,000  132,000 -  4  261,000  263,000 -  1
 Logs, $/thousand board feet     $    531 $    645 - 18 $    544 $    632 - 14
 Lumber, $/thousand board feet        310      372 - 17      312      374 - 17
 Paper, $/ton FOB mill equivalent     585      568 +  3      585      562 +  4
 Paperboard, $/ton FOB mill equiv.    362      383 -  5      367      373 -  2
 Converted products, $/ton            824      804 +  2      828      801 +  3



                                    Page 8
                        LIQUIDITY AND CAPITAL RESOURCES

During the second quarter 2001, total borrowing increased $4 million. Capital expenditures for plant and equipment are expected to be between $100 million and $110 million for fiscal 2001. The current backlog of approved projects is $78 million and new appropriations are expected to be modest (below depreciation levels). During the quarter, the company purchased 200,000 shares of its common stock in the aggregate of $2.7 million. Cash dividends of $0.12 per share were declared and paid in the second quarter in the aggregate of $6.1 million. Due to market conditions and debt levels, restoration of the dividend does not appear probable in the near term. The restoration will be accomplished when operating results and debt levels make increased dividends prudent.

At April 30, 2001, the company had bank lines of credit totaling $370 million. Of this amount $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, 1.875% at April 30, 2001, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, 0.40% per year at April 30, 2001. At the end of the second fiscal quarter 2001, the company had outstanding $249 million of notes payable under this agreement.

Also available was a commercial paper agreement providing a line of credit totaling $50 million. The company must maintain unused borrowing capacity under an unsecured bank borrowing facility sufficient to cover the commercial paper outstanding. At April 30, 2001 the company had loans of $49.4 million under this commercial paper agreement.

At April 30, 2001, the company had an outstanding balance of $45 million under the remaining $50 million of lines of credit. Also outstanding at April 30, 2001, were senior notes of $197 million and revenue bonds of $26.9 million.

For the quarter ended April 30, 2001, the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified current ratio. The amendments reducing the current ratio are effective for the quarter ended April 30, 2001 through the quarter ending July 31, 2001. The company expects to close a senior note offering by the end of June at which time the company expects to be in compliance with all financial covenants of the original note agreements without regard to the amendments. As a result of amendments to certain senior notes obtained in 1999, the company continues to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for its unsecured senior debt.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products and certain raw materials, anticipated competitive conditions and the actions of competitors, the expected results of planned paper mill improvement projects and operating schedules, anticipated cost of as well as sales prices for and market conditions for energy and the anticipated cost of and availability of financing for capital improvement projects. Forward-looking statements are based on the company's estimates and projections on the date when they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the


                                    Page 9
world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products or raw materials, changes in product or raw material prices, changes of availability of energy, changes in currency exchange rates between the U.S. dollar and the currencies of important export markets, capital project delay or cost overruns, weather, labor disputes, unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims, significant unforeseen developments in the company's business, adverse changes in the capital markets or interest rates affecting the cost or availability of financing or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.


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



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date   6-14-01             L. J. HOLBROOK
                           --------------
                           L. J. HOLBROOK
                           Senior Vice President-Finance, Secretary and Treasurer



Date   6-14-01             A. G. HIGGENS
                           -------------
A. G. HIGGENS
                           Assistant Treasurer




































                                    Page 11