Form 10-Q
period 2001-07-31
LONGVIEW FIBRE CO
filed 2001-09-13
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  July 31, 2001                Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of August 31, 2001

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 July 31    Oct. 31    July 31
                                                    2001       2000       2000
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   98,219 $  114,843 $   96,969
  Allowance for doubtful accounts                  1,350      1,350      1,100
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                18,436     21,705     20,782
    Goods in process                              13,103     15,376     15,225
    Raw materials and supplies                    43,549     44,942     41,936
Other                                              9,468      9,532     10,464
          Total current assets                   181,425    205,048    184,276
Capital assets:
Buildings, machinery and equipment at cost     1,781,685  1,717,587  1,679,537
  Accumulated depreciation                       993,971    961,379    949,884
    Costs to be depreciated in future years      787,714    756,208    729,653
Plant sites at cost                                3,444      3,444      3,116
                                                 791,158    759,652    732,769
Timber at cost less depletion                    191,852    192,778    193,848
Roads at cost less amortization                    9,106      9,627      8,922
Timberland at cost                                20,244     19,880     19,633
                                                 221,202    222,285    222,403
          Total capital assets                 1,012,360    981,937    955,172
Pension and other assets                         104,455     89,705     86,004
                                              $1,298,240 $1,276,690 $1,225,452

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,039 $    9,385 $    4,328
Accounts payable                                  51,983     61,388     53,547
Short-term borrowings                             30,000     43,070     13,000
Payrolls payable                                  13,028     16,576     13,455
Federal income taxes payable                         348      2,638      1,769
Other taxes payable                               10,168      9,613     10,587
Current installments of long-term debt            35,000     20,000     40,000
          Total current liabilities              144,566    162,670    136,686
Long-term debt                                   518,400    490,900    470,900
Deferred taxes-net                               185,557    171,518    168,636
Other liabilities                                 20,865     19,560     19,067
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567, 51,576,567 and 51,676,567
  shares, respectively                            76,615     77,365     77,515
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                348,931    351,371    349,342
         Total shareholders' equity              428,852    432,042    430,163
                                              $1,298,240 $1,276,690 $1,225,452

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                 (000 Omitted)
                                      Three Months Ended   Nine Months Ended
                                           July 31               July 31
                                         2001       2000       2001      2000
Net sales:
  Timber                             $ 44,955   $ 40,443   $116,758  $122,918
  Paper and paperboard                 52,571     66,576    145,981   195,611
  Converted products                  108,192    113,238    324,525   323,977
  Power sales                          14,760          -     66,827         -
                                      220,478    220,257    654,091   642,506

Cost of Products sold, including
 outward freight                      178,096    177,604    535,763   519,113
Gross profit                           42,382     42,653    118,328   123,393

Selling, administrative
 and general expenses                  18,334     16,531     54,171    50,455

Operating profit:
  Timber                               20,146     15,689     48,267    54,825
  Paper and paperboard (including
    allocated power sales)              1,229      2,945      5,487     4,004
  Converted products (including
    allocated power sales)              2,673      7,488     10,403    14,109
                                       24,048     26,122     64,157    72,938


Other income (expense):
  Interest income                         101        164        286       354
  Interest expensed                    (9,395)   (10,205)   (30,420)  (29,606)
  Miscellaneous                           247        735        889     1,239
                                       15,001     16,816     34,912    44,925

Provision for taxes on income:
  Current                                 160         20     (1,121)    1,931
  Deferred                              5,391      6,202     14,039    14,691
                                        5,551      6,222     12,918    16,622

Net income                           $  9,450   $ 10,594   $ 21,994  $ 28,303


Dollars per share:
  Net income                         $   0.19   $   0.21   $   0.43  $   0.55
  Dividends                              0.12       0.12       0.36      0.36


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,677     51,177    51,677


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended   Nine Months Ended
                                             July 31             July 31
                                           2001      2000      2001      2000
Cash provided by (used for)
  operations:
Net income                              $ 9,450   $10,594   $21,994   $28,303
Charges to income not
 requiring cash -
  Depreciation                           16,748    15,421    49,299    46,269
  Depletion and amortization              1,431     1,105     3,814     3,701
  Deferred taxes - net                    5,391     6,202    14,039    14,691
  Loss on disposition of
    capital assets                          170     1,038     2,067     2,319

Change in:
  Accounts and notes receivable - net    (2,367)    3,199    16,624     9,126
  Inventories                            (4,676)   (3,329)    6,935     1,620
  Other                                     543      (835)       64    (2,302)
  Pension and other
    noncurrent assets                    (4,435)   (3,823)  (14,750)  (13,330)
  Accounts, payrolls and other
    taxes payable                         1,278     5,269    (4,718)   10,894
  Federal income taxes payable               11      (766)   (2,290)      843
  Other noncurrent liabilities              435       447     1,305     1,341
Cash provided by operations              23,979    34,522    94,383   103,475

Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (30,369)  (30,020)  (83,569)  (56,173)
               Timber and timberlands      (545)   (1,660)   (2,804)   (4,899)
Proceeds from sale of capital assets        288       471       770       970
Cash used for investing                 (30,626)  (31,209)  (85,603)  (60,102)

Cash provided by (used for)
  financing:
Long-term debt                            9,500      (118)   42,500   (15,118)
Short-term borrowings                     6,620     5,000   (13,070)   (5,000)
Payable to bank resulting from
  checks in transit                      (3,912)   (3,369)   (5,346)   (4,564)
Accounts payable for construction           568     1,375    (7,680)      (88)
Cash dividends                           (6,129)   (6,201)  (18,423)  (18,603)
Purchase of common stock                      -         -    (6,761)        -
Cash provided by (used for) financing:    6,647    (3,313)   (8,780)  (43,373)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $ 7,459   $ 7,737   $28,364   $27,283
Income taxes                                  4       835     1,141       778

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                        July 31                July 31
                                      2001        2000       2001        2000
Common stock:
  Balance at beginning of period  $ 76,615    $ 77,515   $ 77,365    $ 77,515
  Ascribed value of stock
    purchased                            -           -       (750)          -
  Balance at end of period        $ 76,615    $ 77,515   $ 76,615    $ 77,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $345,610    $344,949   $351,371    $339,642
  Net income                         9,450      10,594     21,994      28,303
  Cash dividends on common stock    (6,129)     (6,201)   (18,423)    (18,603)
  Purchase of common stock               -           -     (6,011)          -
  Balance at end of period        $348,931    $349,342   $348,931    $349,342

Dividends paid per share          $   0.12    $   0.12   $   0.36    $   0.36

Common shares:
  Balance at beginning of period    51,077      51,677     51,577      51,677
  Purchases                              -           -       (500)          -
  Balance at end of period          51,077      51,677     51,077      51,677





The accompanying note is an integral part of these financial statements.

NOTE 1: The consolidated interim financial statements have been prepared by the company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Accordingly, these statements should be read in conjunction with the company's latest annual report. Certain costs of a normal recurring nature are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND NINE MONTHS ENDED JULY 31, 2001 COMPARED WITH

                   THREE AND NINE MONTHS ENDED JULY 31, 2000

Net income decreased 10.8% for the third quarter 2001 and 22.3% for the first nine months of 2001 as compared with like periods in 2000. Operating profits for third quarter 2001 improved in the timber segment but declined in the manufacturing segments of the business as compared with the like period in 2000.

TIMBER

Third quarter 2001 operating profits increased 28% as compared with third quarter 2000 due primarily to a 29% increase in log volume sold. Average log and lumber prices for third quarter 2001 decreased 10% and 7% as compared with the like period in 2000. Year-to-date 2001 operating profits decreased 12% compared with year-to-date 2000 due to a 12% and 14% decrease in average log and lumber prices, respectively. Log and lumber volume sold increased 10% and 6%, respectively for year-to-date 2001 as compared with the like period in 2000.

Third quarter 2001 export log prices declined modestly from second quarter 2001 levels while demand remained at adequate levels. Domestic log demand and prices increased from second quarter levels due to improved lumber markets.
At the present time, logging activity has been curtailed modestly due to fire conditions in the region.

PAPER AND PAPERBOARD

Operating profits for the third quarter 2001 were $1.2 million compared with $2.9 million for the third quarter 2000. The primary reasons for the decline were a 22% decrease in the volume of paper and paperboard sold, a 16% decrease in average paperboard prices and increased raw material and energy costs. The cost of wood chips and natural gas increased 5% and 40%, respectively. The mill operated at 85% of capacity during the third quarter 2001.

Year-to-date 2001 operating profits were $5.5 million compared with $4.0 million for year-to-date 2000. Operating profits were favorably impacted by the profits from the sale of electrical power, offset in part by increased energy and wood chip costs. The volume of paper and paperboard sold decreased 29% for the first nine months of 2001. Average paper prices increased 4% but average paperboard prices decreased 6% for year-to-date 2001 compared with year-to-date 2000.

During third quarter 2001, the company sold power produced at the mill to mitigate the impact of higher energy costs. Power sales for the third quarter 2001 and year-to-date 2001 were $14.8 million and $66.8 million, respectively. 42% of the third quarter 2001 operating profits from the sale of electrical power was allocated to the paper and paperboard segment, and the balance was allocated to the converted products segment. The basis for this allocation was consistent with the method used to allocate identifiable assets and other costs between segments. The sale of power favorably impacted third quarter


                                    Page 7
2001 and year-to-date 2001 segment operating profits by $1.5 million and $16.2 million, respectively.

Demand for paper and paperboard was weak during the third quarter 2001 but improved from second quarter 2001 levels. Paperboard prices declined during the quarter. Energy markets weakened substantially during the quarter, which reduced the average price at which the company was able to sell electrical power. Due to the volatility of the energy markets, the future selling price of electrical power is uncertain.

CONVERTED PRODUCTS

Operating income for the third quarter 2001 was $2.7 million compared with $7.5 million for the third quarter 2000. The primary reasons for the decline were the increased cost of containerboard, which is produced at the mill and is used to manufacture boxes, increased converting costs and a 2% decrease in average price. Volume sold decreased 2%. Year-to-date 2001 operating results were $10.4 million compared with $14.1 million for year-to-date 2000. The primary reasons for the decline were the increased costs of containerboard used to manufacture boxes and increased converting costs. Allocated operating profits from the sale of electrical power favorably impacted third quarter 2001 and year-to-date 2001 segment operating profits by $2.1 million and $19.6 million, respectively.

Demand was at satisfactory levels during the third quarter 2001 and average price held steady with second quarter 2001 levels. The company continues to develop its specialty products and to reduce costs in order to improve margins.

OTHER

Selling, administrative and general expenses were 8% of sales for the quarters and the nine months ended July 31, 2001 and 2000.

Interest expensed in the third quarter 2001 decreased 8% due to lower interest rates partially offset by a higher level of borrowing.

INCOME TAXES

Taxes are approximately 37% of pretax income for fiscal 2001 and 2000.

OTHER DATA                           Three Months            Nine Months
                                    Ended July 31           Ended July 31
                                                      %                      %
                                   2001     2000 Change   2001     2000 Change
Sales:
 Logs, thousands of board feet     66,000   51,000 + 29  170,000  155,000 + 10
 Lumber, thousand of board feet    25,000   25,000    -   74,000   70,000 +  6
 Paper, tons                       69,000   76,000 -  9  188,000  223,000 - 16
 Paperboard, tons                  23,000   42,000 - 45   75,000  150,000 - 50
 Converted products, tons         131,000  134,000 -  2  392,000  397,000 -  1
 Logs, $/thousand board feet     $    556 $    618 - 10 $    549 $    627 - 12
 Lumber, $/thousand board feet        331      356 -  7      318      368 - 14
 Paper, $/ton FOB mill equivalent     606      590 +  3      593      572 +  4
 Paperboard, $/ton FOB mill equiv.    337      401 - 16      358      381 -  6
 Converted products, $/ton            828      845 -  2      828      816 +  1



                                    Page 8
                        LIQUIDITY AND CAPITAL RESOURCES

During third quarter 2001, total borrowing increased $16 million. Capital expenditures for plant and equipment are expected to total between $100 million and $110 million for the year ending October 31, 2001. The current backlog of approved projects is $57 million and new appropriations are expected to be modest (below depreciation levels). Cash dividends of $0.12 per share were declared and paid in the third quarter 2001 in the aggregate of $6.1 million. Due to current market conditions and debt levels, restoration of the dividend to prior levels does not appear probable in the near term.
The restoration will be accomplished when operating results and debt levels make increased dividends prudent.

At July 31, 2001, the company had bank lines of credit totaling $370 million. Of this amount $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for borrowing at the Offshore Rate (LIBOR based) plus a spread, 1.875% at July 31, 2001, or the bank's Reference Rate. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused commitment, 0.40% per year at July 31, 2001. At the end of the third fiscal quarter 2001, the company had outstanding $262 million of notes payable under this agreement.

Also outstanding at July 31, 2001, were senior notes of $259.5 million, which includes a $72.5 million senior note offering that closed during the third quarter 2001, and revenue bonds of $26.9 million.

At July 31, 2001, the company had an outstanding balance of $35 million under the remaining $50 million of lines of credit.

For the quarter ended April 30, 2001, the company obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require the company to maintain a specified current ratio. The amendments reducing the current ratio were effective for the quarters ended April 30, 2001 and July 31, 2001. As of June 2001, when the company closed a senior note offering, the company was in full compliance with all financial covenants of the original note agreements without regard to the amendments. As a result of amendments to certain senior notes obtained in 1999, the company continues to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for its unsecured senior debt.

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the company's Securities and Exchange Commission filings, including the company's annual report on Form 10-K for the fiscal year ended October 31, 2000.



                                    Page 9
Forward-looking statements contained in this Form 10-Q includes statements that relate to the company's plans and expectations as to: capital expenditures for fiscal 2001; capital expenditures for future projects; availability and terms of financing; developing specialty converted products and reducing converted products costs to improve margins; and whether and when the dividend will be restored to prior levels.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: changes in the supply of or demand for the company's products or raw materials; changes in the prices of the company's products or raw materials; changes in the availability of energy; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; capital project delays or cost overruns; adverse weather conditions; labor disputes that affect the company's operations; adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims; and adverse changes in the capital markets or interest rates affecting the cost or availability of financing.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The company does not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives.


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

         (b) Reports on Form 8-K:

             Nothing to report.















                                    Page 10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date   9-13-01             L. J. HOLBROOK
                           --------------
                           L. J. HOLBROOK
                           Senior Vice President-Finance, Secretary and Treasurer



Date   9-13-01             A. G. HIGGENS
                           -------------
                           A. G. HIGGENS
                           Assistant Treasurer












































                                    Page 11