Form 10-K
period 2001-10-31
LONGVIEW FIBRE CO
filed 2001-12-19
CIK 60302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                           COMMISSION FILE NO. 0-1370
                             ---------------------

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (360) 425-1550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
      Common Stock, $1.50 Ascribed Value                  New York Stock Exchange
       Rights to purchase Common Stock                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of November 26, 2001, was $587,775,344. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

     The number of shares outstanding of the registrant's Common Stock, $1.50 Ascribed Value per share, as of November 26, 2001 was 51,076,567 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held January 22, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          General.....................................................    2
          Products....................................................    2
          Energy......................................................    8
          Competition.................................................    8
          Regulation..................................................    8
          Employees...................................................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Registrant........................   12
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
          Factors That May Affect Future Results......................   25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   44
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Transactions..............   44
                                  PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   44
Signatures............................................................   45

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors That May Affect Our Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS

GENERAL

     Longview Fibre Company is a publicly held forest, paper and packaging products company engaged in three primary businesses: the ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale; the ownership and operation of a pulp and paper mill, which produces kraft paper and paperboard; and the ownership and operation of converting plants, which produce finished products such as corrugated containers, specialty packaging and merchandise bags.

     We commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products. Since our inception, we have continued to expand our operations and currently own one of the world's largest pulp and paper making complexes, 17 converting plants in 12 states and significant holdings of valuable timberlands in the Pacific Northwest composed of slightly more than 572,000 acres of timberlands.

     Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

PRODUCTS

     We are an integrated forest, paper and packaging products company engaged in three primary businesses: timber, paper and paperboard, and converted products.

     The following table sets forth the relative contribution to net sales of each of our segments (including allocated sales of power).

SEGMENT                                                       2001   2000   1999
-------                                                       ----   ----   ----
Timber......................................................   19%    18%    22%
Paper and Paperboard........................................   26%    30%    29%
Converted Products..........................................   55%    52%    49%

     Please see Note 7 of Item 8 of Part II of this Form 10-K for financial information about industry segments and export sales.

  TIMBER

     We own and manage approximately 572,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 4.4 billion board feet of 30-year old and older timber. Approximately 60% of our specie mix is Douglas Fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2001, 66.2% of our timber net sales were to domestic customers consisting of approximately 60 independent sawmills and plywood plants, with the balance exported primarily to Japan. We are the third largest U.S. exporter of logs to the Japanese market and we realize a significant price premium on the logs we sell into that market. Our timber holdings have an appraised market value of approximately $1 billion, based on an October 2001 appraisal we received from Atterbury Consultants, Inc., a nationally recognized appraisal firm specializing in timber inventory and valuations.

     We also operate a sawmill near Leavenworth, Washington that processes logs into lumber, wood chips and various by-products for domestic and Pacific Rim construction and other markets. This sawmill provides improved log realization at one of our tree farms, and also produces wood chips for use at our pulp and paper mill in Longview, Washington. In addition, we maintain six log chipping operations principally located along the Snake River and Columbia River corridors. We supply these chipping facilities with lower-quality timber, also known as pulpwood, that would command relatively low prices if sold as logs to sawmills, and we also purchase pulpwood from third parties. We process the wood chips for pulp for our Longview mill. Our timber is harvested by independent logging contractors.

     In addition to the docks on the Columbia River at our Longview complex, we have close access to the Port of Longview on the Columbia River that allows us to conveniently ship our logs, paper and paperboard to our overseas customers.

     Timberlands. We believe that our timber resources represent significant value and will remain an important contributor to our continued success. Over 90% of our timber is softwood such as Douglas Fir and Hemlock that, because of their long fiber, strength and flexibility, are generally preferred over hardwoods for construction lumber and plywood. Our timberlands have primarily second or third growth timber, a substantial amount of which is easily accessible given the moderate terrain and extensive road systems where our timber is located. Approximately 85% of our timberlands are located west of the Cascade Mountains in Oregon and Washington. The remaining 15% of our timberlands are in eastern Oregon and Washington.

     We believe our timberlands are well diversified by age and advantageously dispersed geographically. The well-balanced age distribution of our timber reduces the likelihood of an interruption in timber supply and our geographically non-contiguous timberlands reduce our risk of significant loss due to forest fires, disease and other natural disasters. As a matter of policy, we have consistently acquired timberlands to increase our inventory when available at acceptable prices reflecting the site, quality of timber and growing stock. We have purchased 18,426 acres of timberlands over the last five years.

     As a substantial U.S. timberland owner, we believe we are positioned to benefit from the continuing reduction in the availability of U.S. federal timber for harvesting. The federal government has curtailed the harvesting of timber in response to heightened environmental concerns. This curtailment is pronounced in the Pacific Northwest due to concern over threatened and endangered wildlife species such as the spotted owl, marbled murrelet and salmon. We believe that the shift in governmental forest management emphasis from timber resource production to conservation and habitat preservation has added to the value of our private timberlands.

     Appraisal. In October 2001, Atterbury Consultants, Inc., a nationally recognized appraisal firm specializing in timber inventory and valuations, appraised our timberlands. Using a 14-year discounted cash flow analysis and estimated terminal value, Atterbury arrived at an overall property value of approximately $1 billion. The future cash flows were estimated assuming: (1) approximately 289 million board feet of logs harvested every year; (2) an average sales price and cost per thousand board feet of $510 and $220, respectively, based on Atterbury's market estimates; (3) an annual 1% real price increase starting after year 4; and (4) a 9.0% discount rate. Average costs include estimates for logging, hauling, road maintenance, administrative expenses, reforesting and harvest tax. Atterbury also considered two comparable transactions in conducting the appraisal.

     The amount of timber harvested is based on Atterbury's views as to expected harvesting by a buyer of our timberlands as a whole during the 14-year period given our timber inventory, not on our long-term approach of harvesting on a 60-year sustainable yield basis. The harvesting level assumed by Atterbury would result in a long-term decrease in our inventory level.

     The appraisal is not intended to be, and should not be interpreted as, an estimate of our cash flows from our timber segment for any future period. The information does not include, among other things, the effect of future changes in prices, costs, tax rates and environmental and regulatory conditions, which past experience indicates are likely to occur. These changes may have a significant impact on our future net cash flows from our timber segment and the value of our timber inventory.

     Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage the timberlands on a "sustained yield" basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. We operate our timberlands on a sustained yield basis with rotations of 40 years for hardwood and 55 to 70 years for softwood. Our average rotation age has been 60 years. Timber growth rates and existing age class distribution are important variables for a forest products company as they ultimately determine how much timber can be harvested. More accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

     We can harvest approximately 280 million board feet of merchantable timber per year from our timberlands on a sustained yield basis, based on our average 60-year rotation. Under this sustained yield rotation, our inventory of mature, standing timber 30-years old and older would remain at approximately 4.4 billion board feet in perpetuity. Our timber harvest plans are principally based on forecasted demand, price and the availability of timber from external sources. These harvest plans are reviewed several times throughout the year and revised at least annually, and are sufficiently flexible to permit modification in response to fluctuations in the log market.

     Our timber operations involve forest management, harvesting operations and ongoing reforestation. We employ a professional team of foresters and engineers who lead these activities. Proper management of the forest cycle includes preparing land for reforestation, pre-commercial and commercial thinning, fertilizing and harvesting mature trees. The majority of seedlings planted on our lands are developed through our forest genetics tree-improvement program.

     Our forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and density. Forest stands are thinned and fertilized periodically to improve growth and stand quality until they are harvested. We typically reforest within one year of harvest, thereby continuing our balanced distribution of age classes. Any deficiency in a particular age class is managed by maintaining adequate harvestable inventory levels of other age classes and through acquisitions. A balanced distribution of age classes will tend to provide a more regular source of cash flow, as the various timber stands reach their harvestable age. We actively use pre-commercial and commercial thinning, which is the practice of harvesting immature and lower-value trees in order to maximize the long-term value of our timberlands and generate incremental cash flow. In addition to providing another source of wood chips, we believe that thinning improves the overall productivity of our timberlands by enhancing the growth of the remaining trees.

     Timber harvest timing depends in part on growth cycles and in part on economic conditions. Growth cycles for timber tend to change over time as a result of technological, biological and genetic advances that improve forest management practices. We continue to develop our forest management operations to benefit from such advances to improve timber yields.

     Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly through long-standing relationships, generally at negotiated market prices. During fiscal year 2001, our top 5 customers, including exporters, accounted for approximately 36% of our timber net sales, which represented approximately 7% of our total net sales. Our largest customer accounted for approximately 8% of our segment net sales during this period, which represented 1.4% of our total net sales.

  PAPER AND PAPERBOARD

     We produce our high-quality kraft paper and paperboard at our Longview, Washington mill, one of the world's largest pulp and paper making complexes with an aggregate annual paper and paperboard capacity in excess of 1 million tons. Based on production capacity, we are North America's second-largest unbleached kraft paper manufacturer with a 14.3% share. Our mill complex is located on 350 acres with deep water frontage on the Columbia River, and has connections with two transcontinental railroads as well as close access to the main north-south interstate on the West Coast. We produce a wide variety of paper and paperboard at our mill, including corrugating medium and linerboard, which are combined to make corrugated containers; kraft paper; and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

     We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world's largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp and pulp from sawdust and old corrugated containers ("OCC") provide the balance of our pulp. Approximately 22% of the pulp that we used in fiscal year 2001 was from OCC, which makes our paper and paperboard products more attractive to an increasingly environmentally conscious public.

     Manufacturing. We have continuously upgraded and expanded our paper mill to produce higher-quality paper more quickly and economically. Our mill consists of one pulp mill and twelve paper machines with more than 3,300 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds 1 million tons.

     Most of the paper mill's pulp is produced by the kraft process, in which raw material fibers from wood chips are cooked under pressure in a chemical mixture in vessels called digesters. The kraft process is widely considered to be the most desirable process for making pulp because it produces paper and paperboard with high structural strength due to the relatively longer fibers in the pulp. Our fully automated digesters can produce large quantities of unbleached pulp and feature an energy- and chemical-efficient pulping process. In addition to digesting our own unbleached pulp, we purchase bleached pulp from third parties and process recycled material into pulp. Pulp is then refined, diluted and subsequently fed into our paper machines to be made into paper.

     The kraft process is an expensive method of producing pulp and is economically feasible only through energy conservation and efficient recovery and reuse of pulping chemicals. Accordingly, we recycle used chemicals both to produce heat and to be re-fed into the digesters for additional pulp making. We also continue to pursue computer-controlled process automation to improve mill energy conservation, process control and quality. Our continuous Kamyr digesters use only half the energy used by batch digesting, another widely employed pulping process. The design and development efforts of a professional staff of more than 50 engineers and chemists contribute significantly to all phases of pulp and paper making.

     The flexibility of our paper machines enables us to focus on individual customer needs by developing customized grades for specific product requirements and enable us to rapidly adjust to market conditions. We currently have several swing machines that can produce paper or paperboard. In addition, paper machines of various trim widths and capabilities have been added periodically, while our smaller machines have been utilized to make small lots of specialty paper and paperboard.

     We also recently engaged a third-party consulting group to assist us with our corporate business process improvements, or BPI, initiative. Our BPI initiative has identified cost savings throughout all of our segments by utilizing system improvements to enhance business processes, implementing new procurement practices, and decreasing working capital by reducing inventories and improving customer service. The new procurement practices should leverage our buying power by consolidating purchases of commodity items and rationalizing the number of vendors and transactions. We have identified improvements that we believe should result in substantial cost savings. Additionally, we will focus on increasing overall efficiency by, among other things, workforce rationalization, possible closure or curtailment of non-competitive facilities, reallocation of production and implementation of a strategy to reduce energy consumption by better utilizing existing capacity.

     Raw Materials and Suppliers. Our mill's advanced technology combined with our papermaking flexibility enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste such as OCC and purchased bleach pulp from a variety of sources. In addition to the wood chips and sawdust that we purchase, we source raw materials from our own sawmill at Leavenworth and our six log chipping facilities. Our chip operations are located principally along the Snake and Columbia River corridors, allowing for low-cost transport by barge. Residual wood chips and sawdust are also supplied by many of our timber customers that generate these residuals from logs purchased from us.

     During fiscal year 2001, approximately 12% of our fiber requirements were generated from internal operations, and approximately 22% were generated from recycled materials. The remainder of our fiber came from more than 60 chip suppliers composed of sawmills, plywood plants and whole log chipping facilities primarily located in Washington, Oregon, Idaho and Montana within a 1,300-mile radius of our Longview mill. Actual sourcing levels vary with market conditions. We can receive over 30 rail cars, as many as 300 truckloads and a number of barges full of wood chips at the mill daily. In addition, approximately 17% of our fiber is from wood chips that are purchased at market prices from sawmills to which we also sell our logs. We believe our stable historical relationships with these mills result in a dependable supply of wood chips from them. We purchase bleached pulp from various sources and have an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill that has excess capacity. We continue to broaden our raw material supply and reduce fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

     Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We have been engaged in a long campaign to increase the production of value-added specialty and custom paper grades and broaden our product lines. Our paper products are sold by our sales forces located in Walnut Creek and Los Angeles, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2001, our converted products segment obtained approximately 98% of its paper and paperboard requirements from our Longview mill, representing approximately 61% of total mill production. We sell the remaining mill production to a small number of export customers and a large number of geographically dispersed domestic customers.

     Where possible, we develop products in conjunction with our customers and enter into long-term relationships. Within our paper and paperboard segment, approximately 17% of our segment net sales during fiscal year 2001 were from our specialty TEA-Kraft(TM) paper, a highly rupture-resistant multi-wall bag used in the agriculture, pet food, chemical and cement industries. Excluding sales to our converting plants, during fiscal year 2001, our top 5 domestic customers and top 5 export customers accounted for approximately 32% and 29%, respectively, of our paper and paperboard net sales. The domestic customers represented approximately 7% of our total net sales and the export customers represented approximately 6% of our total net sales. Our largest customer, an exporter who resells our products to a number of smaller customers, accounted for approximately 19% of our total segment net sales during this period, which represented approximately 4% of our total net sales. There were no other customers accounting for more than 10% of segment net sales.

  CONVERTED PRODUCTS

     We own and operate 17 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging, creative point-of-purchase displays, handle shopping bags and merchandise bags. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services. With our advanced technologies, we are able to produce products with high-quality six color graphics printed directly on corrugated material using our computerized ink-blending expertise. We also produce complex structural designs by employing micro-flute corrugating, precision die-cutting and specialized folding-gluing capabilities. Our corrugated containers are typically used for packaging of items such as fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. Virtually all of our products in this segment are sold to domestic customers.

     In addition to manufacturing standard corrugated shipping containers, our container products include solid-fiber boxes, containers with specialty folding-gluing characteristics and a full line of jumbo boxes in a variety of sizes. We also produce Liquiplex(R), a family of bulk-liquid disposable bins available in sizes up to 330-gallons, as well as a number of different types of consumer bags including handle shopping bags, merchandise bags and other specialty bags. Similar to boxes, bags are produced according to customer specifications in a variety of colors, sizes and shapes, complete with exacting printing of designs or promotional messages.

     Manufacturing. Our commitment to automation and improvements in plant and equipment is evidenced by our recent investments to modernize our facilities and equipment. Investments in newer technology have produced a variety of capabilities including high-speed corrugating, high-quality graphics printing and other precise box finishing. As a result, we believe our converting facilities are some of the best-equipped in the United States, capable of producing corrugated containers and merchandise bags in virtually any size, shape and design based on customer needs.

     We recently implemented a process standardization initiative for order entry, production scheduling, shipping and inventory control at our converting plants which involves taking "best practices" from each of our plants and applying them to our other plants. This initiative is expected to result in a number of improvements, including more efficient production, inventory management and on-time order fulfillment. We also expect that the BPI initiative will result in cost savings and efficiencies in our converted products operations similar to those in our paper and paperboard segment.

     Of our 17 converting plants: 3 are sheet plants that fashion corrugated sheets obtained from our corrugator plants into finished products; 12 are corrugator plants that, in addition to converting corrugated sheets into finished products, can also produce corrugated sheets from corrugating medium and linerboard; and 2 are bag plants. We do not operate any sheet-feeder plants. See "Properties" for the locations of our converting plants.

     Raw Material Sources and Supply. The principal raw material used by our converting plants is paper and paperboard. Our converting plants receive approximately 98% of their paper and paperboard from our Longview mill either directly or through barter arrangements, whereby one of our converting plants acquires paper and paperboard from a third party's paper mill that is geographically closer to it than our Longview mill. In return, our mill supplies paper and paperboard to such third party's converting plant.

     Sales and Customers. Sales of converted products are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers in turn report to regional divisional managers. We have approximately 90 full-time direct sales employees in our converted products segment.

     We sell our converted products to over 3,500 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities as many of our larger competitors do not find such specialty niches to have the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers' changing needs. During fiscal year 2001, our top 5 customers accounted for approximately 26% of our converted products net sales, with no customer accounting for more than 8% of segment net sales. The top 5 customers represented approximately 13% of our total net sales and our largest customer represented approximately 4% of our total net sales.

ENERGY

     Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce 40 megawatts of power and the co-generation facility generally has a capacity to produce 60 megawatts of power. The primary contracts pursuant to which we purchased and sold power in the past have expired. Under new terms, we have agreed to use all of our steam-driven generator capacity for internal use and, except under limited circumstances, sell all of our power produced from our co-generation facility into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility into the market, will change from period to period based on market conditions and our own power requirements. We do not expect sales of power to meaningfully contribute to our results in the coming year.

COMPETITION

     We compete to varying degrees with a number of U.S. and foreign forest, paper and packaging products companies in different product lines and in different quality segments within each product line. Each segment in which we compete is highly competitive. We compete on the basis of price and our strong reputation as a quality producer, which we support through our product consistency, modern facilities, highly trained workforce, manufacturing and delivery flexibility and experienced field sales force.

     There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price and quality. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber in 2000. Longview Fibre Company and Willamette Industries were other significant exporters in 2000.

     Our paper and paperboard segment primarily competes in the highly-concentrated U.S. unbleached kraft paper market. The 10 largest U.S. producers of kraft paper comprised approximately 84% of industry capacity. International Paper was the largest producer in 2000, based on industry capacity, and we were the second largest. Abroad, we compete with many domestic producers as well as with foreign competitors such as Eurocan, New Zealand Paper and Canadian Forest Products. Competition in the unbleached kraft paper market is primarily based on price, service and quality.

     In the world paperboard market we compete with many of the same foreign and domestic paper producers. Many foreign companies also compete with us in the domestic linerboard market. We believe Smurfit-Stone Container was the largest producer in 2000 based on industry capacity. The paperboard market competes primarily in the same manner as does the paper market.

     There are many competitors in the markets for our converted packaging products, including other large, vertically-integrated companies and numerous smaller companies. Although no single company is dominant in any particular market, we have significant competitors in this market, including Smurfit-Stone Container who is our largest competitor. The packaging industry competes on price as well as design, quality and service, with varying emphasis on these factors depending on the product line. Due to the high cost of transporting corrugated containers, competition from foreign manufacturers does not have a significant impact on the corrugated container market in the United States.

REGULATION

     The forest, paper and packaging products industries are highly regulated in the United States, subject to a variety of federal, state and local environmental, pollution control and other laws and regulations.

     Our forestry and manufacturing operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment, including laws relating to water quality, air quality, waste management and hazardous substances. We believe that we are in substantial compliance with all relevant local, state and federal regulations. All of our facilities meet current regulatory standards in all material respects, and we believe we are operating in an environmentally responsible manner. We maintain environmental and industrial safety and health compliance programs and periodically conduct internal regulatory audits of our operations to monitor compliance with relevant laws and regulations. We continually review all known environmental exposures, including the costs of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on our results of operations.

     Environmental impacts at some of our facilities resulting from current and historic operations, and at certain third-party sites to which we sent hazardous substances for disposal or storage, require expenditures for remediation. Liability arising out of prior ownership or past operations is sometimes imposed without regard to causation or prior knowledge of contamination. Violations of environmental laws and regulations can subject us, and in certain cases have subjected us, to additional costs and expenses, including defense costs and expenses and civil penalties. Violations of environmental laws and regulations can also subject us to criminal penalties.

     In addition, the operations of our manufacturing facilities and timberlands are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of employees. We conduct internal safety audits to identify potential violations of law or unsafe conditions, and we believe that we are in material compliance with all applicable safety and health laws and regulations.

     In fiscal year 2002, we expect to spend approximately $3.6 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $7 million on operating and other non-qualified expenditures relating to environmental matters.

     Timberlands. Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities and require us to establish "no-cut" zones in environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods to protect air quality. Regulations also control road construction and maintenance activities, and logging activities affecting water quality or in proximity to certain ocean and inland shorelines or wetlands.

     Water Quality and Wastewater. The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of industrial wastewater and stormwater runoff into regulated public waters. Our manufacturing facilities are generally in compliance with NPDES wastewater and stormwater requirements.

     Air Quality. The federal Clean Air Act and comparable state statutes regulate emissions into the air, and require air permits that set limits on such air emissions. Our manufacturing facilities are generally in compliance with these air permit requirements.

     Cluster Rule. The Environmental Protection Agency issued a final air and water quality rule for the pulp and paper industry referred to as the "Cluster Rule" in 1998. The Cluster Rule requires that pulp and paper mills become elemental chlorine free in the pulp bleaching process. Upcoming regulatory milestones include implementation of "MACT II," which relates to combustion sources, by January 2004, and implementation of "MACT I," which relates to the pulping and bleaching processes, by April 2006. We estimate that over the next several years, required pollution control capital expenditures to comply with this regulatory program will range from $15.0 million to $20.0 million.

     Endangered Species. The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, goshawk, bald eagle and various anadromous fish species. Some of these species, including the northern spotted owl, marbled murrelet and goshawk, are found in some of our timberlands, requiring us to refrain from harvesting some of our timberland resources. There can be no assurance that additional species within our timberlands will not subsequently receive protected status under the Endangered Species Act or that more members of species currently protected will not be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres.

     Timber Exports. Federal law prohibits the export of unprocessed timber acquired from federal lands in the Western United States, or the substitution of unprocessed federal timber from the Western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the U.S. Department of Agriculture for a "sourcing area" within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. We have one such sourcing area.

     Energy. Although we generally are not regulated as a public utility, we must comply with federal and state utility regulations in order to sell the electricity that we produce into the market. Relevant regulations provide that an industrial producer of electrical power such as Longview Fibre may sell power into the wholesale market without being regulated as a public utility, by obtaining certification as a Qualified Facility from the Federal Energy Regulatory Commission. We currently have such certification and are not regulated as a public utility.

EMPLOYEES

     As of October 31, 2001, we employed approximately 3,700 employees, of which approximately 2,330 employees are parties to collective bargaining agreements between us and one of five unions. We have 11 collective bargaining agreements, which expire at various dates through the year 2006, including agreements covering approximately 332 employees that will expire in 2002. We believe that our relationship with our employees is good and we have recently signed a new collective bargaining agreement with our 1,400 Longview mill employees that extends through 2006.

ITEM 2.  PROPERTIES

     As of October 31, 2001, we owned in fee 572,418 acres of tree farms located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon.

     Our production facilities are listed below:

                                                       APPROX.       APPROX.        LEASED/
PRODUCTION FACILITIES                                   ACRES    BUILDING SQ. FT.    OWNED
---------------------                                  -------   ----------------   -------
PULP, PAPER AND PAPERBOARD PRODUCTION FACILITY
  Longview, Washington(a)............................    358        3,115,080        Owned
CONVERTED PRODUCTS PRODUCTION FACILITIES
  Amsterdam, New York (Corrugated Containers)........     11          219,840        Owned
  Bowling Green, Kentucky (Corrugated Containers)....     20          306,486        Owned
  Cedar City, Utah (Corrugated Containers)(b)........     22          143,000        Owned
  Cedar Rapids, Iowa (Corrugated Containers).........     21          388,000        Owned
  Fridley, Minnesota (Corrugated Containers).........     17          291,000        Owned
  Grand Forks, North Dakota (Corrugated
     Containers)(b)..................................     27           85,000        Owned
  Longview, Washington (Corrugated and Solid Fibre
     Containers).....................................     (a)              (a)       Owned
  Milwaukee, Wisconsin (Corrugated and Solid Fibre
     Containers).....................................     15          493,700        Owned
  Oakland, California (Corrugated Containers)........      7          215,500        Owned
  Seattle, Washington (Corrugated Containers)........      3          132,300        Owned
  Seward, Nebraska (Corrugated Containers)(b)........     18           85,000        Owned
  Spanish Fork, Utah (Corrugated Containers)(c)......     25          519,000        Owned
  Spanish Fork, Utah (Merchandise and Specialty
     Bags)(c)........................................     (c)              (c)       Owned

                                                       APPROX.       APPROX.        LEASED/
PRODUCTION FACILITIES                                   ACRES    BUILDING SQ. FT.    OWNED
---------------------                                  -------   ----------------   -------
  Twin Falls, Idaho (Corrugated Containers)..........     12          446,000        Owned
  Waltham, Massachusetts (Merchandise and Specialty
     Bags)...........................................      3           94,600        Owned
  West Springfield, Massachusetts (Corrugated
     Containers).....................................     11          230,460        Owned
  Yakima, Washington (Corrugated Containers).........     18          419,000        Owned
WOOD CHIP PRODUCTION FACILITIES
  Bullfrog, Washington...............................     74               (d)       Owned
  Clarkston, Washington..............................     19               (d)      Leased
  Clatskanie, Oregon (also log sorting)..............     23               (d)       Owned
  Kalama, Washington.................................     12               (d)      Leased
  Lewiston, Idaho....................................     13               (d)      Leased
  The Dalles, Oregon.................................     54               (d)      Leased
SAWMILL
  Leavenworth, Washington (also log sorting).........     69          125,000        Owned

---------------

(a) Our Longview facility is used for pulp, paper and paperboard production, converted products production and as our corporate headquarters.

(b) Corrugated sheet plants.

(c) Our Spanish Fork facilities are located in the same complex. These are considered separate facilities but share a common warehouse and other structures.

(d) Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.

     In addition to the facilities listed above, we have twelve strategically located corrugated container storage facilities that are used primarily as warehouse space. We also have one chip reload facility.

ITEM 3.  LEGAL PROCEEDINGS

     We have recently agreed to participate in the arbitration of two disputes concerning our electric power generation. The first dispute involves approximately $2 million that we believe the Bonneville Power Administration, or BPA, owes us for power we indirectly sold to BPA through our local public utility district pursuant to a now expired contract. The second dispute involves approximately $5 million that BPA claims is owed by our public utility district in connection with power we sold over the last several years. We have agreed with the public utility district that it may pass through to us as a cost under our contract the amount of such claim, if any, that is awarded to BPA in the arbitration. We do not believe that the results of these disputes will have a material financial impact on us.

     From time to time we have been, and expect to continue to be, subject to other legal proceedings and claims in the ordinary course of our business. These include various proceedings relating to the cleanup of hazardous waste under the federal Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. These claims, even when lacking merit, can result in the expenditure of significant financial and managerial resources as we defend ourselves. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, we presently believe that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on our financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing was submitted to a vote of the shareholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company as of November 30, 2001, and certain biographical information about each of these individuals, are set forth below:

                                                                           EXECUTIVE
                                                                            OFFICER
NAME                AGE                       OFFICE                         SINCE
----                ---                       ------                       ---------
R. P.               86    Chairman of the Board and Chief Executive          1953
  Wollenberg......        Officer
R. H.               48    President and Chief Operating Officer              1996
  Wollenberg......
R. J. Parker......  53    Senior Vice President -- Production and Mill       1994
                          Manager
D. L. Bowden......  66    Senior Vice President -- Timber                    1989
K. D. Gettman.....  53    Senior Vice President -- Container Group           2001
L. J. Holbrook....  46    Senior Vice President -- Finance, Secretary        1989
                          and Treasurer
R. B. Arkell......  70    Vice President -- Industrial Relations and         1986
                          General Counsel

     RICHARD P. WOLLENBERG was elected Chairman of the Board in 1985, and has been a Director since 1946. He has served as Chief Executive Officer since 1978 and as President from 1969 to September 2001. He is a member of the Executive Committee of the Board. Mr. Wollenberg has been active at Longview Fibre since 1939. Mr. Wollenberg received a bachelor of science degree in mechanical engineering from the University of California at Berkeley and a master's degree in business administration from Harvard University. Richard P. Wollenberg is the father of Richard H. Wollenberg and David A. Wollenberg.

     RICHARD H. WOLLENBERG was elected Executive Vice President in January 2001 and the President and Chief Operating Officer in September 2001, effective October 1, 2001, and has been a Director since 1995. Mr. Wollenberg previously served as our Vice President -- Production, Western Container Division and has been with Longview Fibre since 1988. Mr. Wollenberg received a juris doctorate from Willamette University and a bachelor of philosophy degree from Reed College.

     RICHARD J. PARKER was elected Senior Vice President -- Production and Mill Manager in 1994 and has been a Director since 1997. He previously served as Vice President and Assistant to the President, and Pulp Mill Superintendent and has been with Longview Fibre since 1972. Mr. Parker received a bachelor of science degree in chemical engineering from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.

     KEN D. GETTMAN was elected Senior Vice President -- Container Group in September 2001, effective October 1, 2001. He previously served as Vice President -- Sales, Western Container Division from January 1998 to September 2001 and Sales Manager from 1994 to 1997. Mr. Gettman has been with Longview Fibre since 1967.

     DAVID L. BOWDEN was elected Senior Vice President -- Timber in 1992, and has been a Director since 1990. He previously served as Vice
President -- Timber. He serves on the Executive Committee of the Board. Mr. Bowden has been with Longview Fibre since 1960. Mr. Bowden received a bachelor of science degree in forest engineering from Oregon State University.

     LISA J. HOLBROOK was elected Senior Vice President -- Finance, Secretary and Treasurer in 1992 and has been a Director since 1992. Ms. Holbrook previously served as Vice President -- Finance, Secretary and Treasurer and has been with Longview Fibre since 1977. Ms. Holbrook received a bachelor of arts degree in business administration from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.

     ROBERT B. ARKELL was elected Vice President -- Industrial Relations and General Counsel in 1979 and has been a Director since 1986. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington. Mr. Arkell received a juris doctorate from the University of California, Hastings College of Law, and a bachelor of business administration degree from the University of Washington.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange under the symbol "LFB". The following table sets forth, for the periods indicated, the range of high and low market prices for the Company's common stock as reported by the New York Stock Exchange.

                                                          MARKET PRICE PER SHARE
                                                     ---------------------------------
                                                          2001              2000
                                                     ---------------   ---------------
FISCAL QUARTER                                        LOW      HIGH     LOW      HIGH
--------------                                       ------   ------   ------   ------
1st................................................  $12.50   $14.25   $11.19   $17.75
2nd................................................   11.30    14.12    12.25    14.88
3rd................................................   11.70    13.98    10.63    13.38
4th................................................    8.30    13.10    10.56    14.19

     The Company estimates that there are approximately 10,000 beneficial owners of the Company's common stock.

     Dividends per share paid in fiscal 2001, 2000 and 1999:

MONTH PAID                                                    2001    2000    1999
----------                                                    -----   -----   -----
January.....................................................  $0.12   $0.12   $0.02
April.......................................................   0.12    0.12    0.02
July........................................................   0.12    0.12    0.08
October.....................................................   0.12    0.12    0.16
                                                              -----   -----   -----
                                                              $0.48   $0.48   $0.28
                                                              =====   =====   =====

     The Company's Board of Directors declared a regular dividend of $0.03 per share to be paid on January 10, 2002 to shareholders of record on December 24, 2001.

     The Company's financing arrangements outstanding from time to time include covenants that restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information concerning the Company and should be read in conjunction with the audited financial statements and notes included in "Financial Statements and Supplementary Data."

                                                                            YEAR ENDED OCTOBER 31
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OTHER DATA)     2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME
  Net sales....................................         $  875,955   $  876,298   $  774,349   $  753,244   $  772,845
     Timber....................................            161,129      161,586      170,992      166,037      186,814
     Paper and paperboard......................            195,765      255,025      226,330      193,154      196,192
     Converted products........................            441,975      451,195      377,027      394,053      389,839
     Power.....................................             77,086        8,492           --           --           --
  Cost of products sold, including outward freight...      725,313      710,235      644,071      666,960      661,684
  Gross profit.................................            150,642      166,063      130,278       86,284      111,161
  Selling, administrative and general expenses..            74,895       69,098       62,670       64,693       63,760
  Operating profit.............................             75,747       96,965       67,608       21,591       47,401
     Timber....................................             65,238       69,438       83,207       74,470      101,740
     Paper and paperboard(a)...................              2,173        6,472       (4,114)     (13,009)      (5,143)
     Converted products(a).....................              8,336       21,055      (11,485)     (39,870)     (49,196)
  Interest expensed............................            (39,626)     (40,115)     (38,703)     (39,935)     (31,613)
  Other income.................................              1,546        2,097        2,579        4,192        3,706
  Income (loss) before income taxes............             37,667       58,947       31,484      (14,152)      19,494
  Provision for income taxes...................             13,000       21,300       11,500       (7,500)       6,800
  Net income (loss)............................             24,667       37,647       19,984       (6,652)      12,694
PER SHARE
  Net income (loss)............................         $     0.48   $     0.73   $     0.39   $    (0.13)  $     0.25
  Dividends....................................               0.48         0.48         0.28         0.54         0.64
  Earnings reinvested in the business..........                 --         0.25         0.11        (0.67)       (0.39)
  Shareholders' equity at year-end.............               8.33         8.38         8.14         8.03         8.70
  Average shares outstanding (thousands).......             51,152       51,677       51,677       51,677       51,691
  Shares outstanding at year-end (thousands)...             51,077       51,577       51,677       51,677       51,677
BALANCE SHEET DATA
  Total assets.................................         $1,324,448   $1,276,690   $1,212,753   $1,263,343   $1,260,903
  Working capital..............................             38,059       42,378       68,001       55,318       40,381
  Capital assets...............................          1,025,833      981,937      947,359    1,004,837    1,013,361
  Deferred tax liabilities -- net..............            184,947      171,518      153,945      142,827      141,623
  Long-term debt...............................            540,400      490,900      495,900      547,018      498,137
  Shareholders' equity.........................            425,395      432,042      420,463      414,949      449,506

---------------

(a)  Includes allocated results from power sales.

                                                                            YEAR ENDED OCTOBER 31
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OTHER DATA)     2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
OTHER DATA
  Sales:
     Logs, thousands of board feet.............            235,000      209,000      230,000      235,000      218,000
     Lumber, thousands of board feet...........            100,000       93,000       85,000       76,000       65,000
     Paper, tons...............................            252,000      298,000      241,000      221,000      202,000
     Paperboard, tons..........................            106,000      183,000      240,000      140,000      177,000
     Converted products, tons..................            535,000      550,000      500,000      524,000      548,000
     Logs, $/thousand board feet...............         $      548   $      613   $      605   $      598   $      724
     Lumber, $/thousand board feet.............                323          357          378          336          443
     Paper, $/ton FOB mill equivalent..........                590          580          565          610          638
     Paperboard, $/ton FOB mill equivalent.....                348          384          333          353          332
     Converted products, $/ton.................                826          820          754          752          711
  Primary production, tons.....................            954,000    1,048,000    1,016,000      903,000      958,000
  Employees....................................              3,700        3,750        3,650        3,700        3,900
  Funds: Used for plant and equipment..........         $  115,530   $   99,642   $   29,237   $   73,054   $  139,727
          Used for timber and timberlands......              4,101        6,532        3,541       15,622       15,716

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our business is organized into three segments: timber, paper and paperboard and converted products. We benefit from significant integration between our business segments. During fiscal year 2001, our paper and paperboard segment obtained approximately 10% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converted products segment obtained approximately 98% of its paper and paperboard requirements from our Longview mill, representing approximately 61% of total mill production. In addition, our business segments share centralized corporate management, accounting, human resources and information systems support. Our fiscal year ends on October 31.

     Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect allocations of selling, general and administrative expenses on the basis of the relative cost to produce products in each segment. In the case of intercompany transfers of products between segments, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, when our paper and paperboard segment obtains logs from our timber segment for whole log chipping at our chipping facilities, we assign a transfer price to those logs based upon the historical cost and hauling expenses of the logs, regardless of the market price of those logs or wood chips at the time of transfer. For paperboard acquired from our paper mill and used in our converting operations, we assign a transfer price equal to the paper mill's cost. Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

     Our timber segment owns and operates timberlands in Oregon and Washington and produces logs for sale in the domestic and export markets. During fiscal year 2001, our domestic customers consisted of approximately 60 independent sawmills and plywood plants. Results of operations for our timber segment also include our sawmill. Net sales of our timber segment are primarily affected by housing starts and other construction activity in the domestic and Japanese markets. Construction activity is influenced by mortgage interest rates and general economic conditions in those markets. Net sales in this segment are also affected by supply-side factors such as government regulation restricting the harvest of timber from public and certain private lands and competition from logs supplied by foreign producers, especially Canadian producers. The strength of the Japanese export market can significantly influence the results of our timber segment since our sales into that market tend to be at higher prices than sales into the domestic market. Because all of our sales are U.S. dollar denominated, our export sales are also significantly influenced by the relative strength of the U.S. dollar. Cost of products sold in the timber segment primarily include contract logging expense, the cost of operating our sawmill and depletion, which is based on the historical cost of timber that is harvested.

     Our paper and paperboard segment produces a wide variety of paper and paperboard at our Longview mill. We sell our paper and paperboard products to a number of domestic and export customers. In fiscal year 2001, our converted products segment used approximately 61% of our paper and paperboard output. Net sales in the paper and paperboard segment are primarily affected by general economic activity in the United States and Southeast Asia and the relative strength of the U.S. dollar. Average prices in this segment have also been favorably affected by industry capacity rationalization over the last several years. The demand for certain specialty products manufactured by our paper and paperboard segment tends to be less dependent on the economic cycles affecting the commodity paper market. The major component of cost of products sold for the paper and paperboard segment is fiber, which consists primarily of wood chips, but also includes sawdust and recycled materials. We have recently invested in processes that allow us to use an increased amount of less expensive sawdust and recycled materials in making our paper and paperboard products. Cost of products sold also includes labor, energy and chemicals used in processing.

     Our converted products segment produces corrugated containers, solid fiber boxes, creative point-of-purchase displays, handle shopping bags and merchandise bags. Nearly all of our converted products are sold domestically for end uses that include packaging for consumables such as fresh and frozen produce and beverages, as well as for toys, furniture and electronics. Net sales in the converted products segment are primarily affected by general economic activity in the United States. The primary constituent materials for converted products are paper and paperboard. Our converted products segment obtains approximately 98% of its paper and paperboard requirements from our Longview mill at mill cost. Cost of products sold also includes energy, labor, ink and glue.

     Our Longview mill contains six steam-driven generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. During fiscal year 2001, we elected, based on the relationship between rates we could obtain for third-party sales of electricity and the cost to us of purchasing electricity and natural gas, to sell a significant percentage of the electricity that we generated into the market. As a result, we realized $77.1 million from net sales of electric power during the period. The operating profit from power sales allocated to our paper and paperboard segment was $15.6 million in fiscal year 2001, compared with $1.3 million in fiscal year 2000. The operating profit allocated to our converted products segment was $19.4 million in fiscal year 2001, compared with $1.2 million in fiscal year 2000. We made allocations between those segments based on the relative cost to produce products in each segment. The operating profit of those segments for fiscal year 2001, net of the contribution from power sales, does not reflect the results that we would have obtained for those segments in the absence of our decision to sell power externally. These sales had the effect of significantly increasing our energy costs for operation as well as increasing our requirements for natural gas used to fuel the co-generation facility.

     Our power sales decreased during the third and fourth quarters of fiscal year 2001 primarily due to decreased prices available to us in the electric power market. Our future decisions concerning electric power generation, including the extent to which we operate our co-generation facility for sales into the market, will change from period to period based on market conditions. However, the primary contracts pursuant to which we purchased and sold power in the past have expired and, under new terms, we have significantly less flexibility in selling and using power generated by our facilities. We do not expect sales of power to meaningfully contribute to our results in the coming year.

     We can curtail the operation of certain of our equipment and facilities from time to time to provide us with flexibility in managing our operations and cost structure. Under certain market conditions, we may fully or partially curtail the operation of one or more of the paper machines at our Longview mill. When we curtail a machine, we typically switch production from the curtailed machine to maximize the efficient use of other machines that we would not otherwise fully utilize. In addition, we may curtail the operation of certain of our converting facilities if we believe it is advantageous to do so.

RESULTS OF OPERATIONS

     The following table highlights our net sales and profits for the periods indicated:

                                                                         AUDITED
                                                                  YEAR ENDED OCTOBER 31,
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Net sales...................................................  $875,955   $876,298   $774,349
  Timber....................................................   161,129    161,586    170,992
  Paper and paperboard......................................   195,765    255,025    226,330
  Converted products........................................   441,975    451,195    377,027
  Power.....................................................    77,086      8,492         --
Cost of products sold, including outward freight............   725,313    710,235    644,071
Selling, administrative and general expenses................    74,895     69,098     62,670
Operating profit............................................    75,747     96,965     67,608
  Timber....................................................    65,238     69,438     83,207
  Paper and paperboard(1)...................................     2,173      6,472     (4,114)
  Converted products(1).....................................     8,336     21,055    (11,485)
Interest expensed...........................................   (39,626)   (40,115)   (38,703)
Net income..................................................    24,667     37,647     19,984
                                                              --------   --------   --------

---------------

(1) Includes allocated power profits for fiscal years 2001 and 2000.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

  CONSOLIDATED RESULTS

     Net sales. Fiscal year 2001 net sales were $876.0 million, compared with $876.3 million for fiscal year 2000. Net sales remained relatively unchanged as a result of an incremental $68.6 million of opportunistic net sales of internally generated power to third parties on economically favorable terms, offset by a decrease in net sales in our paper and paperboard segments of $59.3 million, or 23.2%, and in our converted products segment of $9.2 million, or 2.0%. See "Selected Segment Results" below.

     Cost of products sold. Fiscal year 2001 cost of products sold was $725.3 million, or 82.8% of net sales, compared with $710.2 million, or 81.0% of net sales, for fiscal year 2000. This increase as a percentage of net sales was primarily due to a 5% increase in average wood chip costs and a 59% increase in average natural gas costs at the Longview mill, which were partially due to increased power sales discussed above. These were partially offset by an approximately 29% decrease in average OCC costs and high margins on power sales. Our cost of products sold includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $71.6 million for fiscal year 2001, compared with $67.4 million for fiscal year 2000.

     Selling, general and administrative expenses. Fiscal year 2001 selling, general and administrative expenses were $74.9 million, or 8.6% of net sales, compared with $69.1 million, or 7.9% of net sales, for fiscal year 2000. This increase as a percentage of net sales was primarily attributable to salary increases including market adjustments, the opening of our new Bowling Green, Kentucky converting plant and costs associated with our business process improvement plan.

     Operating profit. Fiscal year 2001 operating profit was $75.7 million, or 8.6% of net sales, compared with $97.0 million, or 11.1% of net sales, for the fiscal year 2000. See "Selected Segment Results" below.

     Provision for taxes on income. Fiscal year 2001 provision for income taxes was $13.0 million, reflecting a tax rate of 34.5%. Fiscal year 2000 provision for income taxes was $21.3 million, reflecting a tax rate of 36.1%. The decrease was primarily the result of a decrease in net income.

     Net income. For the reasons noted above, net income decreased to $24.7 million from $37.6 million in fiscal year 2000, representing a 34.5% decrease.

  SELECTED SEGMENT RESULTS

  Timber

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2001       2000     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Timber net sales, $ millions...................  $  161.1   $  161.6           (0.3)%
Timber operating profit, $ millions............      65.2       69.4           (6.0)%

Logs, thousands of board feet..................   235,000    209,000           12.4%
Lumber, thousands of board feet................   100,000     93,000            7.5%
Logs, $/thousand board feet....................  $    548   $    613          (10.6)%
Lumber, $/thousand board feet..................       323        357           (9.5)%

     Fiscal year 2001 timber net sales were $161.1 million, compared with $161.6 million for fiscal year 2000. The fiscal year 2001 results were impacted by a decrease in log prices of 10.6% and a decrease in lumber prices of 9.5%, offset by an increase in log volume of 12.4% and an increase in lumber volume of 7.5%. The price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. Weak export market prices significantly influence our average prices as export prices tend to be significantly higher than domestic prices. The volume increases were largely due to relatively strong demand in the domestic market, where prices, although lower overall in fiscal year 2001, improved from levels in the first half of the year, as well as to greater timber harvesting in 2001 as a result of improved logging conditions over those experienced in 2000. Fiscal year 2001 export sales in the timber segment were $54.5 million, or 33.8%, of timber net sales compared with $66.4 million, or 41.1%, for fiscal year 2000. This decrease was a result of export price and volume declines. Fiscal year 2001 timber operating profit was $65.2 million, compared with $69.4 million for fiscal year 2000. The primary reason for this 6.0% decline was a decrease in average log and lumber prices, partially offset by an increase in log and lumber volume due to relatively strong demand in the domestic market and less curtailment of harvesting in fiscal year 2001, which resulted in some shifting of export sales to domestic sales.

  Paper and Paperboard

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2001       2000     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Paper and paperboard net sales, $ millions.....  $  195.8   $  255.0          (23.2)%
Paper and paperboard operating profit, $
  millions.....................................       2.2        6.5          (66.4)%

Paper, tons....................................   252,000    298,000          (15.4)%
Paperboard, tons...............................   106,000    183,000          (42.1)%
Paper, $/ton FOB mill equivalent...............  $    590   $    580            1.7%
Paperboard, $/ton FOB mill equivalent..........       348        384           (9.4)%

     Fiscal year 2001 paper and paperboard net sales were $195.8 million, compared with $255.0 million for fiscal year 2000. This 23.2% decrease is primarily due to a 25.6% decrease in paper and paperboard volume, along with a decrease in paperboard pricing, partially offset by an increase in paper pricing. Paperboard volume decreased by 42.1% primarily as a result of our decision not to sell into the Asian market at prices that were depressed due to a general worsening of business conditions in Asia and the strength of the U.S. dollar. In addition, Chinese and other Asian producers added Kraft top recycled linerboard capacity that tended to reduce export Kraft linerboard prices. As a result of our decision, we have fully curtailed our least efficient paperboard machine in addition to curtailing two other machines to match production with incoming orders.

Fiscal year 2001 export sales in the paper and paperboard segment were $60.2 million, or 30.7%, of paper and paperboard net sales, compared with $95.8 million, or 37.6%, for fiscal year 2000. Paper volume decreased as a result of a general economic slowdown in the U.S. market and increased competition from European producers in the export market due to, among other things, strength in the U.S. dollar. However, paper prices increased due to a change in our product mix as we continued to increase sales of TEA-Kraft(TM) paper in the domestic market and other value-added products. Fiscal year 2001 paper and paperboard operating profit was $2.2 million, compared with $6.5 million for fiscal year 2000. Operating profits were negatively impacted by a 5% increase in the average cost of wood chips. In fiscal year 2001, residual wood chip costs increased and we used a greater proportion of more expensive wood chips from whole log chipping operations. We have since reduced our use of whole log chips and are taking advantage of lower-cost residual chips. Operating profits were also negatively affected by increased costs caused by low machine utilization rates in the first half of fiscal year 2001 and higher energy prices. Operating profits were favorably impacted by the profits from the sale of electrical power allocated to the paper and paperboard segment. We allocated $15.6 million to the segment operating profit as a result of power sales in fiscal year 2001, compared with $1.3 million in fiscal year 2000. The basis for this allocation was consistent with the method used to allocate identifiable assets and other costs between segments. These sales had the effect of significantly increasing our energy costs for operation of the paper and paperboard segment as well as increasing our requirements for natural gas used to fuel the co-generation facility. Due to the increased sale of power in fiscal year 2001, plus the increased cost of natural gas, energy costs increased from 8% to 14% of paper and paperboard and converted products net sales (including allocated power sales) in fiscal years 2000 and 2001, respectively. However, energy prices have decreased in the fourth quarter of fiscal year 2001 and we expect decreased sales of energy into the market in fiscal year 2002. The Longview mill operated at 80% of capacity during fiscal year 2001 compared with 88% during fiscal year 2000.

  Converted Products

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2001       2000     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Converted products sales, $ millions...........  $  442.0   $  451.2           (2.0)%
Converted products operating profit, $
  millions.....................................       8.3       21.1          (60.4)%

Converted products, tons.......................   535,000    550,000           (2.7)%
Converted products, $/ton......................  $    826   $    820            0.7%

     Fiscal year 2001 converted products net sales were $442.0 million, compared with $451.2 million for fiscal year 2000. Converted products volume decreased 2.7% due to general softening of the economy. Converted product pricing was favorably impacted by increased sales of value-added products such as point-of-purchase displays and higher-quality print orders. Our specialty products, which we identify as print jobs with four colors or more, jobs with a high percentage of die-cuts and other enumerated converted products, represented 26.7% of our converted products net sales for fiscal year 2001, compared with 26.3% for fiscal year 2000. Fiscal year 2001 converted products operating profit was $8.3 million, compared with $21.1 million for the fiscal year 2000. Operating profits were negatively impacted by the increased cost of paper and paperboard supplied to us by the Longview mill and increased converting costs, including labor and converting supplies, offset by the favorable impact of the profits from the sale of electrical power allocated to the converted products segment. The increase in paper and paperboard cost was due to the Longview mill's increased cost of wood chips and natural gas and power related costs described above and the increased costs due to a lower operating rate at the mill. The average mill cost of paper and paperboard supplied to our converting plants increased by 4.7% for fiscal year 2001, as compared to fiscal year 2000. The increased cost was also partially attributable to the increased use of high-quality paperboard used in manufacturing value-added products. We allocated $19.4 million to the segment operating profit as a result of power sales in fiscal year 2001, compared with $1.2 million in fiscal year 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

  CONSOLIDATED RESULTS

     Net sales. Fiscal year 2000 net sales were $876.3 million, compared with $774.3 million for fiscal year 1999. This 13.2% increase was attributable to an increase in paper and paperboard net sales of $28.7 million, or 12.7%, converted products net sales of $74.2 million, or 19.7%, and new power sales of $8.5 million, offset by a decrease in net sales in our timber segment of $9.4 million, or 5.5%.

     Cost of products sold. Fiscal year 2000 cost of products sold was $710.2 million, or 81.0% of net sales, compared with $644.1 million, or 83.2% of net sales, for fiscal year 1999. The decrease as a percentage of net sales was primarily due to improved margins resulting from an increase in prices in most of our segments and a decrease in depreciation, depletion and amortization costs. Expense for depreciation, depletion and amortization amounted to $67.4 million for fiscal year 2000, compared with $84.2 million for fiscal year 1999. This change resulted primarily from the extension of the depreciable lives of our major equipment following a study we conducted to assess the average useful life of certain of our capital assets and to approximate industry standards.

     Selling, general and administrative expenses. Fiscal year 2000 selling, general and administrative expenses were $69.1 million, or 7.9% of net sales, compared with $62.7 million, or 8.1% of net sales, for fiscal year 1999. The decrease as a percentage of net sales was partially due to an increase in net sales due to pricing increases in most of our segments. This decrease was offset by an increase in our converted products sales force and other staff, in conjunction with the expansion of our converting plants in 2000 and our focus on marketing specialty, value-added converted products, coupled with salary increases and increased training costs.

     Operating profit. Fiscal year 2000 operating profit was $97.0 million, or 11.1% of net sales, compared with $67.6 million, or 8.7% of net sales, for fiscal year 1999. This increase was attributable to a $10.6 million increase in paper and paperboard operating profit, and $32.5 million increase in converted products operating profit, offset by a $13.8 million decrease in timber operating profit.

     Provision for taxes on income. Fiscal year 2000 provision for income taxes was $21.3 million, reflecting a tax rate of 36.1%. Fiscal year 1999 provision for income taxes was $11.5 million, reflecting a tax rate of 36.5%. This increase was primarily due to an increase in net income resulting from increased operating profit.

     Net income. For the reasons noted above, fiscal year 2000 net income increased to $37.6 million from $20.0 million in fiscal year 1999.

  SELECTED SEGMENT RESULTS

  Timber

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2000       1999     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Timber sales, $ millions.......................  $  161.6   $  171.0           (5.5)%
Timber operating profit, $ millions............      69.4       83.2          (16.5)%

Logs, thousands of board feet..................   209,000    230,000           (9.1)%
Lumber, thousands of board feet................    93,000     85,000            9.4%
Logs, $/thousand board feet....................  $    613   $    605            1.3%
Lumber, $/thousand board feet..................       357        378           (5.6)%

     Fiscal year 2000 timber net sales were $161.6 million, compared with $171.0 million for fiscal year 1999. This 5.5% decrease was primarily due to a decrease in log volume of 9.1% and a decrease in lumber prices of 5.6%, partially offset by an increase in log prices and lumber volume. Domestic log volume and prices decreased as a result of the deterioration of domestic demand throughout the year, while export prices increased overall in fiscal year 2000, with export volume remaining stable. Fiscal year 2000 export sales in the timber segment were $66.4 million, or 41.1%, of timber net sales, compared with $63.9 million, or 37.4%, for fiscal year 1999. Prices in the domestic lumber markets declined throughout most of the period primarily due to an increase in Canadian lumber exports. Lumber volume increased despite falling prices due to our decision to maintain certain customer relationships. Fiscal year 2000 timber operating profit was $69.4 million, compared with $83.2 million for fiscal year 1999. The primary reason for this 16.5% decline was a decrease in log volume and lumber prices and, to a lesser extent, higher logging expenses, costs associated with installing a new saw in our sawmill and increased depletion costs related to the mix of timber harvested in 2000.

  Paper and Paperboard

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2000       1999     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Paper and paperboard sales, $ millions.........  $  255.0   $  226.3           12.7%
Paper and paperboard operating profit, $
  millions.....................................       6.5       (4.1)           N/A

Paper, tons....................................   298,000    241,000           23.7%
Paperboard, tons...............................   183,000    240,000          (23.8)%
Paper, $/ton FOB mill equivalent...............  $    580   $    565            2.7%
Paperboard, $/ton FOB mill equivalent..........       384        333           15.3%

     Fiscal year 2000 paper and paperboard net sales were $255.0 million, compared with $226.3 million for fiscal year 1999. This 12.7% increase was primarily due to increases in average paper and paperboard prices of 2.7% and 15.3%, respectively. The price increases were primarily due to lower domestic inventories resulting from the rationalization of paper machines following industry consolidation in 1999 and the curtailment of paper machines by a number of manufacturers. Additionally, we continued to increase our domestic sales of specialty, value-added products such as TEA-Kraft(TM) paper through a targeted marketing effort. Paper volume increased by 23.7% primarily due to sales of TEA-Kraft(TM) paper and sales to new Canadian customers that we established during fiscal year 2000. The paper volume increase was offset by a 23.8% decrease in paperboard volume. We significantly increased export sales of corrugated medium and linerboard in fiscal year 1999 following improved demand and constrained supply. As a result of deteriorating margins on these products due to strong competition and weak prices, we significantly reduced export paperboard volume in fiscal year 2000. Fiscal year 2000 export sales in the paper and paperboard segment were $95.8 million, or 37.6%, of paper and paperboard net sales compared with $95.1 million, or 42.0%, in fiscal year 1999. Fiscal year 2000 paper and paperboard operating profit was $6.5 million, compared with an operating loss of $4.1 million for fiscal year 1999. Operating profits were favorably impacted by higher prices, increased domestic sales of value-added products such as TEA-Kraft(TM) paper and significantly reduced export sales of low margin corrugated medium and linerboard. This favorable impact to operating profits was partially offset by increased wood chip and energy costs. Average wood chip costs were about 4% higher in fiscal year 2000 than in the prior fiscal year. The average cost of OCC, a significant source of this segment's raw materials, was 27% higher in fiscal year 2000 compared with fiscal year 1999 due to increased prices resulting from unusually high demand for OCC. For fiscal year 2000, these two raw materials combined represented approximately 38% of our total segment cost of products produced, not including shipping, warehousing and outward freight, compared with approximately 37% for fiscal year 1999. The average cost of electricity and natural gas increased approximately 5% and 21%, respectively, for fiscal year 2000 compared with fiscal year 1999. The Longview mill operated at approximately 88% of capacity during fiscal year 2000 compared with approximately 85% during fiscal year 1999.

  Converted Products

                                                     YEAR ENDED
                                                     OCTOBER 31,           PERCENTAGE
                                                   2000       1999     INCREASE/(DECREASE)
-----------------------------------------------  -----------------------------------------
Converted products sales, $ millions...........  $  451.2   $  377.0          19.7%
Converted products operating profit, $
  millions.....................................      21.1      (11.5)          N/A

Converted products, tons.......................   550,000    500,000          10.0%
Converted products, $/ton......................  $    820   $    754           8.8%

     Fiscal year 2000 converted products net sales were $451.2 million, compared with $377.0 million for fiscal year 1999. This 19.7% increase was primarily due to increases in volume of 10.0% and an increase in price of 8.8%. Although general corrugated container demand was relatively flat for fiscal year 2000, we believe our volume improved due in large part to our efforts to expand specialty, value-added product sales through an increased focus on marketing specialty products and increased value placed by customers on the quality and service we provide. In the middle of fiscal year 2000, we were also successful in implementing price increases for most of our converted products. In fiscal year 2000, our specialty products represented 26.3% of net average sales, compared with 24.6% for fiscal year 1999. Fiscal year 2000 converted products operating profit was $21.1 million, compared with an operating loss of $11.5 million for fiscal year 1999. The primary reasons for the improvement were the price and volume increases, partially offset by increases in the cost of producing paperboard supplied from the Longview mill as described above, and increases in wages and the hiring of additional sales representatives at our converting plants.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2001, our financial position included long-term debt of $585.4 million, including current installments of long-term debt of $45.0 million. Additionally, short-term borrowings at October 31, 2001 were $8.0 million.

     Net cash provided by operations was $110.5 million in fiscal year 2001, $112.4 million in fiscal year 2000 and $117.1 million in fiscal year 1999. The decrease in fiscal year 2001 was primarily due to a decrease in operating profits. The decrease in fiscal year 2000 was largely the result of increased pension and other noncurrent assets.

     Net cash used for investing was $118.5 million in fiscal year 2001, $104.9 million in fiscal year 2000 and $27.6 million in fiscal year 1999. Our capital expenditures, including timberland acquisitions, were $119.6 million in fiscal year 2001, $106.2 million in fiscal year 2000 and $32.8 million in fiscal year 1999. In fiscal year 2000, we started a capital program to enable us to increase our domestic converted products business in an effort to reduce our reliance on the competitive export paperboard market. Significant capital expenditures in 2001 included the construction of our new Bowling Green, Kentucky converting plant; purchasing of flexo folder gluers, expansion of the material handling system and other equipment upgrades at our Spanish Fork, Utah converting plant; upgrading our Amsterdam, New York converting facility by expanding the building, increasing the corrugator's capacity and purchasing a flexo folder gluer; and the completion of the replacement of the press section of a paper machine which began in 2000. Significant capital expenditures in fiscal year 2000 included the purchase of a corrugator for our Spanish Fork converting plant; the construction of our Seward, Nebraska converting plant; the rebuilding of a paper machine; and the commencement of work to replace the press section on a paper machine. In fiscal year 1999, we made lower capital expenditures as a result of lower operating profits and our ability to curtail investing based on prior year's expenditures.

     Capital expenditures are expected to total approximately $43 million for each of fiscal years 2002 and 2003, including expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance.

     Net cash provided by financing was $8.0 million in fiscal year 2001, while the net cash used for financing was $7.6 million in fiscal year 2000 and $89.5 million in fiscal year 1999. The change in fiscal year 2001 primarily reflects a $39.4 million increase in borrowings during fiscal year 2001 to fund capital expenditures such as the construction of our Bowling Green, Kentucky converting plant and the purchase of founders' stock for $6.8 million. Debt increased by $10.0 million in fiscal year 2000 and decreased by $73.6 million in fiscal year 1999. The reduction in our debt in 1999 was due to a reduced level of capital expenditures from previous years, and an increase in operating profit and a decrease in interest expense over the same period, which allowed more of our cash to be used to repay our debt.

     During fiscal years 2001 and 2000, we purchased a total of 600,000 shares of our stock for approximately $6.8 million and $1.3 million, respectively. During fiscal year 1999 we did not purchase shares of our stock.

     Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. Cash dividends of $0.12 per share were declared and paid in the fourth quarter of 2001 in the aggregate amount of $6.1 million. During fiscal year 2001, we declared and paid total dividends of $0.48 per share, for an aggregate amount of $24.6 million. Dividends of $0.48 and $0.28 per share were paid in fiscal year 2000 and fiscal year 1999, respectively, for an aggregate amount of $24.8 million and $14.5 million, respectively.

     The Board of Directors declared a dividend of $0.03 per share to be paid on January 10, 2002 to shareholders of record on December 24, 2001. The reduction was based on fourth quarter earnings and current economic conditions that are negatively affecting our business.

     At October 31, 2001, we had bank lines of credit totaling $370 million. Of this amount, $320 million was provided by a group of banks under a credit agreement expiring in February 2003. At October 31, 2001, we had $282.0 million outstanding under this agreement. In addition, at October 31, 2001, we had an outstanding balance of $35.0 million under the remaining $50.0 million of our lines of credit. Also outstanding at October 31, 2001, were various senior notes totaling $249.5 million, which includes a $72.5 million senior note offering that closed during the third quarter 2001, and revenue bonds of $26.9 million. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends.

     In December 2001, we decided to refinance our $320 million and $35 million lines of credit and $45.0 million of our senior notes. We anticipate that we will enter into a new $250 million senior unsecured revolving credit facility and privately place $185 million of senior subordinated notes with institutional investors in January 2002. The refinancing transactions are contingent upon a number of factors, including market conditions.

     For the quarter ended April 30, 2001, we obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified current ratio. The amendments affected the quarters ended April 30, 2001 and July 31, 2001. As of June 2001, when we closed a senior note offering, we were in full compliance with all financial covenants of the original note agreements without regard to the amendments. As a result of amendments to certain senior notes obtained in 1999, we continue to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for our unsecured debt.

OTHER

     During the year ended October 31, 1999, we adjusted the estimated useful lives of some capital assets. As a result of an updated comparison of the estimated useful lives for various asset categories of certain companies in the industry and further study of our own asset base, we adjusted the estimated useful lives of our machinery and equipment for fiscal year 2000. The estimated useful lives now range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment. These changes increased fiscal 2000 and fiscal 1999 net income by approximately $10.2 million and $5.8 million, respectively.

     We continually review any known environmental exposures including the cost of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

     Although we believe that we are in substantial compliance with federal, state and local laws regarding environmental quality, the Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule." We estimate that over the next 5 years required pollution control capital expenditures could range from $15.0 million to $20.0 million. We have included these estimated expenditures in our capital expenditure budget discussed above.

     Although future pollution control expenditures cannot be predicted with any certainty and could continue to escalate because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, we believe that compliance with these regulations will not have a material impact on our capital expenditures, earnings or competitive position.

     As part of an industry-supported effort, forestry regulations have been developed in Oregon and Washington to protect salmon. These regulations restrict the harvest of timber near streams and other environmentally sensitive areas, thereby reducing the timber that can be harvested and increasing costs.

     Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives.

              FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     You should carefully consider the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

  CYCLICAL INDUSTRY CONDITIONS AND COMMODITY PRICING HAVE ADVERSELY AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Our operating results reflect the general cyclical pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest, paper and packaging products industries. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand for our paper and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia in particular. Due to generally weak worldwide economic conditions, especially in our main export market, Asia, global demand for our paper and paperboard products has generally declined. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

  OUR INDUSTRIES ARE HIGHLY COMPETITIVE AND SUBJECT TO WIDE PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  The forest, paper and packaging products industries are highly competitive globally, and no single company is dominant. These industries have suffered from excess capacity and are also capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial resources than we do. In the past year, we have seen significant competition in the Japanese timber market as European competitors have benefited from the strength of the U.S. dollar relative to the Euro. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. Future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our substantial leveraged position, may harm our ability to respond to competition and other market conditions.

     Pricing in the U.S. softwood lumber industry has been impacted historically by Canadian exports into the United States. In 1996, the Softwood Lumber Agreement, a five-year quota accord, was put in place in an attempt to reduce Canadian softwood lumber exports to the United States. The agreement taxed exports that exceeded certain levels from the Canadian provinces of British Columbia, Alberta, Ontario and Quebec. Despite the quota, exports from Canada to the United States increased each year the quota was in effect as shipments from other Canadian provinces rose sharply. Following the expiration of the Softwood Lumber Agreement in March 2001, exports of Canadian softwood lumber into the United States have increased. According to the American Pulp and Paper Association, from April through August 2001, imports of Canadian softwood lumber into the United States increased by 6.0% compared with the same period in 2000. At the request of U.S. lumber producers, the U.S. Department of Commerce introduced a temporary 19.3% countervailing duty on August 15, 2001 on lumber shipments from the four Canadian provinces originally affected by the Softwood Lumber Agreement. On October 31, 2001, an additional 12.6% anti-dumping tariff, which applies to all Canadian producers, was introduced as a result of an investigation that identified six Canadian producers selling lumber into the United States at prices below production costs. The temporary 19.3% countervailing duty expired December 15, 2001. However, the Department of Commerce is continuing to review whether to impose a new countervailing duty. The 12.6% anti-dumping tariff is expected to remain in place until a final decision is made regarding the duty.

  PRICE FLUCTUATIONS IN RAW MATERIALS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN THE MATERIALS NEEDED TO MANUFACTURE OUR PRODUCTS.

  The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2001 accounted for 43.0% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 90% of our wood fiber requirements at open market prices during fiscal year 2001. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could harm our financial condition, results of operations and cash flow.

  OUR OPERATIONS REQUIRE SUBSTANTIAL CAPITAL AND OUR CAPITAL RESOURCES MAY NOT BE ADEQUATE TO PROVIDE FOR ALL OF OUR CASH REQUIREMENTS.

  Our operations require substantial capital. Capital requirements for expansion, replacement and maintenance of existing facilities or equipment or to comply with existing and future changes in environmental laws and regulations may be substantial. Although we maintain our equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing equipment and the associated downtime of an affected production line could harm our financial condition, results of operations and cash flow. If our future capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, our business, financial condition, results of operations and cash flow could be harmed.

  WE ARE SUBJECT TO SIGNIFICANT ENVIRONMENTAL REGULATION AND ENVIRONMENTAL COMPLIANCE EXPENDITURES AND LIABILITIES.

  Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the restoration and reforestation of timberlands, harvesting timber near waterways, discharges of pollutants and emissions, and the management, disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business and we have incurred, and expect to continue to incur, significant expenditures to remain in compliance. We expect that the environmental laws and regulations to which we are subject will become more stringent and more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

     Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Investigations may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances or developments with respect to contamination, including unanticipated discovery of contamination or discharges of hazardous substances, will not require significant expenditures by us or that internally generated funds or other sources of liquidity and capital will be sufficient to fund unforeseen environmental liabilities or expenditures.

     Some environmental laws permit individuals, citizens groups and other third parties to file claims against us based upon alleged violations of laws or damages to property stemming from contamination, or upon alleged injury to persons stemming from exposure to hazardous substances used or otherwise controlled by us. We may be required to expend significant sums to defend and/or settle existing or future claims.

  NATURAL DISASTERS OR OTHER EVENTS MAY CAUSE LOSSES TO OUR TIMBER HOLDINGS OR LIMIT OUR ABILITY TO HARVEST OUR TIMBER.

  The volume and value of timber that can be harvested from our lands may be limited by natural disasters and other events such as fire, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. The occurrence of any of these events could harm our business, financial condition and results of operations. Further, as is typical in the industry, we do not maintain insurance for any loss of our standing timber from natural disasters or other causes. In addition, fire and other natural disasters in adjacent or nearby timberlands may limit our access to, or impede our ability to harvest, our timber. In periods of poor logging conditions, we may harvest less timber than expected, thus impacting our net sales of timber during that period.

  HIGH ENERGY COSTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

  Through the first three quarters of fiscal year 2001, energy had become an increasingly variable operating expense for us as a result of rapid and substantial price increases that began in mid-2000 and continued in 2001. We have not been able, and in the future may not be able, to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under new terms, we have significantly less flexibility in our ability to sell and use power generated by our facilities.

  CHANGES IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES COULD RESULT IN FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS.

  While all of our revenues are earned in U.S. dollars, a large portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2001, exports accounted for over 13.1% of our total sales. Of this amount, 6.2% of our total sales came from timber export sales, primarily to Japan, and 6.9% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. Strength in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. A reduction in demand for our products could harm our business, financial condition and results of operations.

     In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, will likely result in a decrease in U.S. paper and paperboard prices.

 OUR BUSINESS AND FINANCIAL PERFORMANCE MAY BE HARMED BY FUTURE LABOR
 DISRUPTIONS.

  Approximately 2,330 of our employees, or over 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 11 collective bargaining agreements expiring at various times through calendar year 2006, including three agreements covering approximately 332 employees that will expire during calendar year 2002. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements could have a material adverse effect on our business, financial condition and results of operations.

  ACTS OF TERRORISM OR WAR AND ANY MILITARY OR ECONOMIC RESPONSE BY THE UNITED STATES MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

  The United States was recently the victim of several acts of terrorism. These acts have disrupted the functioning of the financial markets and numerous other businesses. The United States has responded with military actions and is expected to continue to use military force. Although we believe we have thus far experienced minimal disruption of our business, the potential near- and long-term impacts on us are difficult to assess. However, we would likely be adversely affected by those events to the extent those military actions or future terrorist acts or responses to terrorist acts contribute to the weakening of the U.S. or international economies.

  OUR PULP AND PAPER MILL AND ALL OF OUR PAPER MACHINES ARE LOCATED AT A SINGLE COMPLEX IN LONGVIEW, WASHINGTON.

  Our pulp and paper mill and all of our paper machines are located at a single 350 acre complex in Longview, Washington. Since we do not have pulp and paper production elsewhere, a material disruption at our mill could result in a material disruption of our paper making operations. Such disruptions could be caused by:

     - prolonged power failures;

     - a breakdown of our continuous pulp digesters;

     - chemical spill or release;

     - disruptions in the transportation infrastructure including railroad tracks, bridges, tunnels and roads; or

     - fires, floods, earthquakes or other disasters.

  Although we currently have certain business insurance and replacement value insurance, we cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2001 obtained approximately 98% of their paper and paperboard requirements from our mill.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has not engaged in commodity, currency or interest rate hedging arrangements or engaged in transactions involving market risk sensitive instruments. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    PAGE
------------------------------------------                    ----
Audited Consolidated Financial Statements:
Report of Independent Accountants...........................   31
Consolidated Statement of Income for the three years ended     32
  October 31, 2001..........................................
Consolidated Statement of Shareholders' Equity for the three   32
  years ended October 31, 2001..............................
Consolidated Balance Sheet at October 31, 2001, 2000 and       33
  1999......................................................
Consolidated Statement of Cash Flows for the three years       34
  ended October 31, 2001....................................
Notes to Consolidated Financial Statements..................   35

FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
--------------------------------------------
PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
December 7, 2001

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENT OF INCOME

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS EXCEPT PER SHARE)                                    2001       2000       1999
------------------------------------------------------------  ------------------------------
NET SALES...................................................  $875,955   $876,298   $774,349
  Timber....................................................   161,129    161,586    170,992
  Paper and paperboard......................................   195,765    255,025    226,330
  Converted products........................................   441,975    451,195    377,027
  Power.....................................................    77,086      8,492         --
Cost of products sold, including outward freight............   725,313    710,235    644,071
                                                              ------------------------------
GROSS PROFIT................................................   150,642    166,063    130,278
Selling, administrative and general expenses................    74,895     69,098     62,670
                                                              ------------------------------
OPERATING PROFIT............................................    75,747     96,965     67,608
  Timber....................................................    65,238     69,438     83,207
  Paper and paperboard (including allocated power
    profits)................................................     2,173      6,472     (4,114)
  Converted products (including allocated power profits)....     8,336     21,055    (11,485)
Interest income.............................................       480        455        481
Interest expensed...........................................   (39,626)   (40,115)   (38,703)
Miscellaneous...............................................     1,066      1,642      2,098
                                                              ------------------------------
INCOME BEFORE INCOME TAXES..................................    37,667     58,947     31,484
                                                              ------------------------------
PROVISION FOR TAXES ON INCOME (SEE NOTE 8)
  Current...................................................    (1,161)     3,783        190
  Deferred..................................................    14,161     17,517     11,310
                                                              ------------------------------
                                                                13,000     21,300     11,500
                                                              ------------------------------
NET INCOME..................................................  $ 24,667   $ 37,647   $ 19,984
                                                              ------------------------------
  Per share.................................................  $   0.48   $   0.73   $   0.39
                                                              ------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
COMMON STOCK:
  Balance at beginning of year..............................  $ 77,365   $ 77,515   $ 77,515
  Less ascribed value of stock purchased....................      (750)      (150)        --
                                                              ------------------------------
  Balance at end of year....................................  $ 76,615   $ 77,365   $ 77,515
                                                              ------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year..............................  $  3,306   $  3,306   $  3,306
                                                              ------------------------------
  Balance at end of year....................................  $  3,306   $  3,306   $  3,306
                                                              ------------------------------
RETAINED EARNINGS:
  Balance at beginning of year..............................  $351,371   $339,642   $334,128
  Net income................................................    24,667     37,647     19,984
  Less cash dividends on common stock ($0.48, $0.48 and
    $0.28 per share, respectively)..........................   (24,553)   (24,805)   (14,470)
  Less purchases of common stock............................    (6,011)    (1,113)        --
                                                              ------------------------------
  Balance at end of year....................................  $345,474   $351,371   $339,642
                                                              ------------------------------
COMMON SHARES:
  Balance at beginning of year..............................    51,577     51,677     51,677
  Less purchases............................................      (500)      (100)        --
                                                              ------------------------------
  Balance at end of year....................................    51,077     51,577     51,677
                                                              ------------------------------

    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                                        OCTOBER 31
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)                       2001         2000         1999
---------------------------------------------------------  ------------------------------------
ASSETS
Current assets:
Accounts and notes receivable............................  $   99,419   $  114,843   $  106,095
  Allowance for doubtful accounts........................       1,350        1,350        1,100
Inventories (see Note 11)................................      83,218       82,023       79,563
Other....................................................       8,595        9,532        8,162
                                                           ------------------------------------
          Total current assets...........................     189,882      205,048      192,720
                                                           ------------------------------------
Capital assets:
Buildings, machinery and equipment at cost...............   1,806,039    1,717,587    1,635,298
  Accumulated depreciation...............................   1,004,620      961,379      912,366
                                                           ------------------------------------
     Costs to be depreciated in future years (see Note
       5)................................................     801,419      756,208      722,932
Plant sites at cost......................................       3,483        3,444        3,116
                                                           ------------------------------------
                                                              804,902      759,652      726,048
                                                           ------------------------------------
Timber at cost less depletion............................     191,530      192,778      192,860
Roads at cost less amortization..........................       9,285        9,627        9,198
Timberland at cost.......................................      20,116       19,880       19,253
                                                           ------------------------------------
                                                              220,931      222,285      221,311
                                                           ------------------------------------
          Total capital assets...........................   1,025,833      981,937      947,359
                                                           ------------------------------------
Pension and other assets (see Note 10)...................     108,733       89,705       72,674
                                                           ------------------------------------
                                                           $1,324,448   $1,276,690   $1,212,753
                                                           ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit.........  $   11,365   $    9,385   $    8,892
Accounts payable.........................................      60,636       61,388       43,701
Short-term borrowings (see Note 2).......................       8,000       43,070       18,000
Payrolls payable.........................................      16,435       16,576       14,321
Federal income taxes payable.............................         606        2,638          926
Other taxes payable......................................       9,781        9,613        8,761
Current installments of long-term debt...................      45,000       20,000       30,118
                                                           ------------------------------------
          Total current liabilities......................     151,823      162,670      124,719
                                                           ------------------------------------
Long-term debt (see Note 4)..............................     540,400      490,900      495,900
                                                           ------------------------------------
Deferred taxes -- net (see Note 8).......................     184,947      171,518      153,945
                                                           ------------------------------------
Other liabilities........................................      21,883       19,560       17,726
                                                           ------------------------------------
Commitments (see Note 3).................................          --           --           --
                                                           ------------------------------------
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares.............          --           --           --
Common stock, ascribed value $1.50 per share; authorized
  150,000,000 shares; issued 51,076,567, 51,576,567 and
  51,676,567 shares, respectively (see Notes 6 and 9)....      76,615       77,365       77,515
Additional paid-in capital...............................       3,306        3,306        3,306
Retained earnings........................................     345,474      351,371      339,642
                                                           ------------------------------------
Total shareholders' equity...............................     425,395      432,042      420,463
                                                           ------------------------------------
                                                           $1,324,448   $1,276,690   $1,212,753
                                                           ------------------------------------

    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                    2001        2000        1999
-----------------------------------------------------------  --------------------------------
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income.................................................  $  24,667   $  37,647   $ 19,984
Charges to income not requiring cash:
  Depreciation.............................................     66,235      61,971     79,621
  Depletion and amortization...............................      5,331       5,411      4,622
  Deferred taxes -- net....................................     13,429      17,573     11,118
  Loss on disposition of capital assets....................      3,037       2,920        841
Change in:
  Accounts and notes receivable -- net.....................     15,424      (8,498)    (6,272)
  Taxes on income, refundable..............................         --          --      7,020
  Inventories..............................................     (1,195)     (2,460)     4,396
  Other....................................................        937      (1,370)       (26)
  Pension and other noncurrent assets......................    (19,028)    (17,031)   (12,006)
  Accounts, payrolls and other taxes payable...............      1,365      12,735      5,162
  Federal income taxes payable.............................     (2,032)      1,712        926
  Other noncurrent liabilities.............................      2,323       1,834      1,697
                                                             --------------------------------
Cash provided by operations................................    110,493     112,444    117,083
                                                             --------------------------------
CASH PROVIDED BY (USED FOR) INVESTING:
Additions to: Plant and equipment..........................   (115,530)    (99,642)   (29,237)
              Timber and timberlands.......................     (4,101)     (6,532)    (3,541)
Proceeds from sale of capital assets.......................      1,132       1,294      5,172
                                                             --------------------------------
Cash used for investing....................................   (118,499)   (104,880)   (27,606)
                                                             --------------------------------
CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt................................     94,500      17,000         --
Reduction in long-term debt................................    (20,000)    (32,118)   (41,119)
Short-term borrowings......................................    (35,070)     25,070    (32,500)
Payable to bank resulting from checks in transit...........      1,980         493     (1,150)
Accounts payable for construction..........................     (2,090)      8,059       (238)
Cash dividends.............................................    (24,553)    (24,805)   (14,470)
Purchase of common stock...................................     (6,761)     (1,263)        --
                                                             --------------------------------
Cash provided by (used for) financing......................      8,006      (7,564)   (89,477)
                                                             --------------------------------
Change in cash position....................................         --          --         --
Cash position, beginning of year...........................         --          --         --
Cash position, end of year.................................  $      --   $      --   $     --
                                                             --------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized).....................  $  38,539   $  40,234   $ 39,169
  Capitalized interest.....................................      2,054       1,301        386
  Income taxes.............................................      1,204       1,844     (7,911)

    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES:

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

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment (see Note 5).

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

EARNINGS PER SHARE
Net income per common share is computed on the basis of weighted average shares outstanding of 51,151,567, 51,676,567 and 51,676,567 for 2001, 2000 and 1999,
respectively.

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

NOTE 2 -- SHORT-TERM BORROWINGS:

At October 31, 2001, the company had bank lines of credit totaling $370 million. Of this amount, $320 million was under a credit agreement with a group of banks expiring February 24, 2003. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 1.875%, or the bank's Reference rate, whichever the company selects. Up to $50 million of the credit agreement can be used for letters of credit at a fee that is the same as the Offshore Rate spread. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused portion, currently 0.40% per year. At October 31, 2001, the company had borrowings of $282 million under this credit agreement and $2.3 million of letters of credit secured by this credit agreement.

Other lines of credit totaling $50 million were available for additional borrowing needs. Included in this amount was a line of credit of $35 million which expires January 25, 2002. The other $15 million is uncommitted. At October 31, 2001, the company had an outstanding balance of $35 million under these credit lines.

Short-term borrowings of $309 million, $287 million and $270 million at October 31, 2001, 2000 and 1999, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Short-term borrowings October 31............................  $317,000   $330,070   $288,000
Interest rate October 31....................................  4.3%       8.4%       6.2%
Average daily amount of short-term borrowings outstanding
  during year...............................................  $328,176   $270,604   $299,762
Average* interest rate during year..........................  6.7%       7.8%       6.1%
Maximum amount of short-term borrowings at any month end....  $317,000   $330,070   $333,000
                                                              ------------------------------

---------------

* Computed by dividing interest incurred by average short-term borrowings outstanding.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES:

Estimated costs to complete approved capital projects were approximately $35 million, $106 million and $33 million at October 31, 2001, 2000 and 1999, respectively.

NOTE 4 -- LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                        OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Senior notes due through 2010 (5.84%-8.84%) -- Note (a).....  $249,500   $197,000   $227,000
Revenue bonds payable through 2018 (floating rates,
  currently 2.05%-3.25%) -- Note (b)........................    26,900     26,900     28,900
Other.......................................................        --         --        118
Notes payable -- banks -- Note 2 above......................   309,000    287,000    270,000
                                                              ------------------------------
                                                               585,400    510,900    526,018
     Less current installments..............................    45,000     20,000     30,118
                                                              ------------------------------
Net long-term debt..........................................  $540,400   $490,900   $495,900
                                                              ------------------------------

SCHEDULED MATURITIES

2003........................................................  $371,400
2004........................................................        --
2005........................................................    30,000
2006........................................................    85,500
2007-2018...................................................    53,500
                                                              --------
                                                              $540,400
                                                              ========

NOTE (A) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, current ratio, fixed charge coverage ratios and restrictions on payment of dividends. During fiscal year 1999 the company obtained amendments from the holders of certain senior notes and, in connection with the grant of the amendments, the company agreed to pay 0.75% per annum over the original note coupon rates until it obtains an investment grade credit rating for its long-term unsecured senior debt. At October 31, 2001, approximately $6.5 million of consolidated retained earnings was unrestricted as to the payment of dividends.

NOTE (B) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2001, $26,900,000 was secured by liens on the equipment.

NOTE 5 -- BUILDINGS, MACHINERY AND EQUIPMENT:

Buildings, machinery and equipment consist of the following:

                                                                 OCTOBER 31
(THOUSANDS)                                              2001       2000       1999
-----------------------------------------------------  ------------------------------
Buildings -- net.....................................  $ 89,013   $ 75,468   $ 69,667
Machinery and equipment -- net.......................   712,406    680,740    653,265
                                                       ------------------------------
                                                       $801,419   $756,208   $722,932
                                                       ------------------------------

The estimated useful lives of some assets were changed for 2000 and 1999, the effect of which increased net income by approximately $10,175,000 or $0.20 per share and $5,845,000 or $0.11 per share, respectively.

NOTE 6 -- SHAREHOLDER RIGHTS PLAN:

On January 26, 1999, the company's Board of Directors authorized a Shareholder Rights Plan ("Plan"). The Plan provided for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of the company's voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or the company's common shares at half their then current market value. The company will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of the company's voting stock.

NOTE 7 -- SEGMENT INFORMATION:

The company owns and operates tree farms in Oregon and Washington which produce logs for sale and operates a sawmill in Washington. Its pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by the company and others. The company's seventeen converting plants in twelve states produce shipping containers and merchandise bags. The tonnage of our paper and containerboard received at the converting plants equals approximately 61% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, China and Southeast Asia, of $114,629,000, $162,263,000 and $158,957,000 during 2001, 2000 and 1999, respectively, of which sales to Japan were $55,665,000, $67,697,000 and $65,332,000, during those respective years. All sales are made in U.S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

     1.  Assets used wholly within a segment are assigned to that segment.

     2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $309,823,000, $264,497,000 and $248,049,000 have been allocated to converted products at October 31, 2001, 2000 and 1999, respectively.

Power sales, depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                   2001         2000         1999
---------------------------------------------------------  ------------------------------------
SALES TO CUSTOMERS (INCLUDING ALLOCATED POWER SALES):
Timber...................................................  $  161,129   $  161,586   $  170,992
Paper and paperboard.....................................     230,215      259,404      226,330
Converted products.......................................     484,611      455,308      377,027
                                                           ------------------------------------
     Total...............................................     875,955      876,298      774,349
                                                           ------------------------------------
INCOME (LOSS) ON SALES (INCLUDING ALLOCATED POWER
  PROFITS):
Timber...................................................      65,238       69,438       83,207
Paper and paperboard.....................................       2,173        6,472       (4,114)
Converted products.......................................       8,336       21,055      (11,485)
Interest expensed and other -- net.......................     (38,080)     (38,018)     (36,124)
                                                           ------------------------------------
     Income before income taxes..........................      37,667       58,947       31,484
                                                           ------------------------------------
IDENTIFIABLE ASSETS AT OCTOBER 31:
Timber...................................................     271,571      275,401      272,080
Paper and paperboard.....................................     330,712      363,855      356,246
Converted products.......................................     722,165      637,434      584,427
                                                           ------------------------------------
     Total...............................................   1,324,448    1,276,690    1,212,753
                                                           ------------------------------------
DEPRECIATION, DEPLETION AND AMORTIZATION:
Timber...................................................       9,022        9,008        8,111
Paper and paperboard.....................................      17,976       19,749       24,700
Converted products.......................................      44,568       38,625       51,432
                                                           ------------------------------------
     Total...............................................      71,566       67,382       84,243
                                                           ------------------------------------
ADDITIONS TO CAPITAL ASSETS:
Timber...................................................       6,665       12,298        6,290
Paper and paperboard.....................................      23,647       27,184       11,561
Converted products.......................................      89,319       66,692       14,927
                                                           ------------------------------------
     Total...............................................  $  119,631   $  106,174   $   32,778
                                                           ------------------------------------

NOTE 8 -- INCOME TAXES:

Provision for taxes on income is made up of the following components:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                   2001         2000         1999
---------------------------------------------------------  ------------------------------------
Current:
  Federal................................................  $   (1,072)  $    3,497   $      121
  State..................................................         (89)         286           69
                                                           ------------------------------------
                                                               (1,161)       3,783          190
                                                           ------------------------------------
Deferred:
  Federal................................................      13,672       16,603       10,618
  State..................................................         489          914          692
                                                           ------------------------------------
                                                               14,161       17,517       11,310
                                                           ------------------------------------
                                                           $   13,000   $   21,300   $   11,500
                                                           ------------------------------------

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                                                 2001         2000         1999
                                                              ------------------------------------
Expected federal income tax rate............................      35%          35%          35%
Foreign Sales Corporation...................................      --           (1)          (1)
State income taxes less federal income tax benefit..........       1            1            2
Other.......................................................      (1)           1            1
                                                                 ---------------------------------
                                                                  35%          36%          37%
                                                                 ---------------------------------

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                   2001         2000         1999
---------------------------------------------------------  ------------------------------------
Deferred tax assets:
  Alternative minimum tax................................  $   (9,426)  $   (9,901)  $  (17,321)
  State credits and other assets.........................      (6,607)      (6,930)      (5,793)
                                                           ----------   ----------   ----------
     Total deferred tax assets...........................     (16,033)     (16,831)     (23,114)
                                                           ----------   ----------   ----------
Deferred tax liabilities:
  Depreciation/depletable assets.........................     171,124      163,972      158,075
  Employee benefit plans.................................      25,678       19,304       14,133
  Other liabilities......................................         290          453          287
                                                           ----------   ----------   ----------
     Total deferred tax liabilities......................     197,092      183,729      172,495
                                                           ----------   ----------   ----------
          Total deferred income taxes....................  $  181,059   $  166,898   $  149,381
                                                           ==========   ==========   ==========
Current deferred income tax assets.......................  $   (3,888)  $   (4,620)  $   (4,564)
Non-current deferred income tax liability................  $  184,947   $  171,518   $  153,945
                                                           ==========   ==========   ==========

NOTE 9 -- SHAREHOLDERS' EQUITY

     During 2001, the company repurchased 500,000 shares of its common stock from the estate of a shareholder, which held founder stock. The repurchase price of the shares was based upon the market price on the date of repurchase.

NOTE 10 -- RETIREMENT AND OTHER POSTRETIREMENT BENEFITS:

  RETIREMENT PLANS

     The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

     The change in benefit obligation is as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year...................  $295,619   $233,330   $234,944
  Service cost..............................................     6,942      6,194      6,498
  Interest cost.............................................    22,113     18,095     16,130
  Amendments................................................     1,106     51,889        173
  Change in assumptions.....................................    19,239         --    (14,691)
  Actuarial (gain) loss.....................................     4,215     (2,586)       688
  Expected benefits paid....................................   (12,201)   (11,303)   (10,412)
                                                              ------------------------------
  Benefit obligation at end of year.........................  $337,033   $295,619   $233,330
                                                              ------------------------------

The change in fair value of assets is as follows:

                                                                   YEAR ENDED OCTOBER 31
(THOUSANDS)                                                     2001        2000       1999
------------------------------------------------------------  -------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year............  $ 572,887   $466,611    382,258
  Actual return (loss) on plan assets.......................   (121,824)   118,473     95,652
  Employee contribution.....................................          5          4          4
  Benefits paid.............................................    (17,543)   (12,201)   (11,303)
                                                              -------------------------------
  Fair value of plan assets at end of year..................  $ 433,525   $572,887   $466,611
                                                              -------------------------------

The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

                                                                        OCTOBER 31
(THOUSANDS)                                                    2001       2000        1999
-----------------------------------------------------------  --------------------------------
Funded status..............................................  $ 96,492   $ 277,268   $ 233,281
Unrecognized net actuarial (gain)..........................   (45,749)   (249,376)   (173,892)
Unrecognized prior service cost............................    46,975      52,318       5,053
Unrecognized net asset at transition.......................       (57)       (868)     (1,947)
                                                             --------------------------------
Pension asset recognized in the consolidated balance
  sheet....................................................  $ 97,661   $  79,342   $  62,495
                                                             --------------------------------

Major assumptions used in the calculation are as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                  2001          2000          1999
-----------------------------------------------------------  --------------------------------
Discount rate for funded status............................   7.0%          7.5%          7.5%
Discount rate for net periodic pension cost................   7.5%          7.5%          7.0%
Rate of compensation increase..............................  4.75%         4.75%         4.75%
Expected long-term rate of return on plan assets...........  10.0%         10.0%         10.0%
                                                             --------------------------------

The components of net periodic pension cost are summarized as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                    2001       2000        1999
-----------------------------------------------------------  --------------------------------
Service cost -- benefits earned during the year............  $  6,942   $   6,194   $   6,498
Interest cost on benefit obligation........................    22,113      18,095      16,130
Expected (return) on plan assets...........................   (46,559)    (39,803)    (34,609)
Recognized net actuarial (gain)............................    (6,453)     (4,879)     (2,354)
Amortization of prior service cost.........................     6,449       4,626       4,356
Amortization of net asset at transition....................      (811)     (1,079)     (1,370)
                                                             --------------------------------
Net periodic benefit (income)..............................  $(18,319)  $ (16,846)  $ (11,349)
                                                             --------------------------------

SAVINGS PLANS

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. The company contribution as a matching incentive was $2,399,000, $1,689,000 and $1,447,000 during 2001, 2000 and 1999, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company provides postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. The company does not pre-fund these benefits, and as such has no plan assets.

The change in the benefit obligation is as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year...................  $ 20,827   $ 18,633   $ 18,239
  Service cost..............................................       985        807        741
  Interest cost.............................................     1,767      1,434      1,280
  Actuarial (gain) loss.....................................     4,187        721     (1,014)
  Benefits paid.............................................      (928)      (768)      (613)
                                                              ------------------------------
  Benefit obligation at end of year.........................  $ 26,838   $ 20,827   $ 18,633
                                                              ------------------------------

The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

                                                                        OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Funded status...............................................  $(26,838)  $(20,827)  $(18,633)
Unrecognized net (gain).....................................      (527)    (4,714)    (5,573)
Unrecognized transition obligation..........................     5,482      5,981      6,480
                                                              ------------------------------
Accrued benefit cost........................................  $(21,883)  $(19,560)  $(17,726)
                                                              ------------------------------

The components of net periodic postretirement cost are summarized as follows:

                                                                  YEAR ENDED OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Service cost -- benefits earned during the year.............  $    985   $    807   $    741
Interest cost on benefit obligation.........................     1,767      1,434      1,280
Amortization of transition obligation.......................       499        499        499
Amortization of net (gain)..................................        --       (138)      (210)
                                                              ------------------------------
Net periodic benefit cost...................................  $  3,251   $  2,602   $  2,310
                                                              ------------------------------

The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 8% for the indemnity plan and 5.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 2001 was calculated using a health care cost trend rate of 7% for the indemnity plan and 5.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate, 5.5%, is reached in the year 2004 for the indemnity plan. The ultimate health care cost trend rate of 5.5% was reached in 2000 for the HMO plan. A one percent increase in the health care cost trend rate assumption has a $2,276,000 effect on the accumulated postretirement benefit obligation as of October 31, 2001 and a $336,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. A one percent decrease in the health care cost trend rate assumption has a $(2,011,000) effect on the accumulated postretirement benefit obligation as of October 31, 2001 and a $(290,000) effect on the aggregate of service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 7.0% for 2001 and 7.5% for 2000 and 1999.

NOTE 11 -- INVENTORIES:

Inventories consist of the following:

                                                                        OCTOBER 31
(THOUSANDS)                                                     2001       2000       1999
------------------------------------------------------------  ------------------------------
Finished goods..............................................  $ 37,618   $ 37,508   $ 36,248
Goods in process............................................    35,385     33,069     30,768
Raw materials...............................................    14,042     14,595     13,200
Supplies (at average cost)..................................    42,259     40,949     39,797
                                                              ------------------------------
                                                               129,304    126,121    120,013
LIFO Reserve................................................   (46,086)   (44,098)   (40,450)
                                                              ------------------------------
                                                              $ 83,218   $ 82,023   $ 79,563
                                                              ------------------------------

NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS:

Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet. The fair value of senior notes is estimated using discounted cash flow analysis, based on the company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the company's long-term debt approximated the stated value at October 31, 2001, 2000 and 1999.

  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       TOTAL
                                                    FISCAL YEAR QUARTERS               FISCAL
(THOUSANDS EXCEPT PER SHARE)                1ST        2ND        3RD        4TH        YEAR
----------------------------------------  ----------------------------------------------------
2001
Net sales...............................  $219,559   $214,054   $220,478   $221,864   $875,955
Gross profit............................    41,347     34,599     42,382     32,314    150,642
Net income..............................     8,190      4,354      9,450      2,673     24,667
                                          --------   --------   --------   --------   --------
Net income per share(1).................      0.16       0.09       0.18       0.05       0.48
                                          --------   --------   --------   --------   --------
2000
Net sales...............................  $205,446   $216,803   $220,257   $233,792   $876,298
Gross profit............................    33,959     46,781     42,653     42,670    166,063
Net income..............................     5,553     12,156     10,594      9,344     37,647
                                          --------   --------   --------   --------   --------
Net income per share(1).................      0.11       0.24       0.21       0.18       0.73
                                          --------   --------   --------   --------   --------
1999
Net sales...............................  $163,324   $186,425   $197,593   $227,007   $774,349
Gross profit............................    22,331     32,301     31,120     44,526    130,278
Net income (loss).......................    (1,213)     5,230      3,958     12,009     19,984
                                          --------   --------   --------   --------   --------
Net income (loss) per share(1)..........     (0.02)      0.10       0.08       0.23       0.39
                                          --------   --------   --------   --------   --------

---------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's Directors is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of October 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS ARE FILED AS PART OF THIS FORM 10-K.

     (1) Financial Statements:

          See "Item 8. Financial Statements and Supplementary Data."

     (2) Financial Statement Schedules:

          None.

     (3) Exhibits:

          See "Index to Exhibits."

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW FIBRE COMPANY

By: L.J. HOLBROOK                                 Date: December 17, 2001
    ---------------------------------------
    L. J. HOLBROOK, Senior Vice President-
    Finance, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


R. P. WOLLENBERG                                                            12/17/01
--------------------------------------------------------
R. P. WOLLENBERG,
Chief Executive Officer and Director


R. H. WOLLENBERG                                                            12/17/01
--------------------------------------------------------
R. H. WOLLENBERG,
President, Chief Operating Officer and Director


L. J. HOLBROOK                                                              12/17/01
--------------------------------------------------------
L. J. HOLBROOK,
Chief Financial Officer and Director


A. G. HIGGENS                                                               12/17/01
--------------------------------------------------------
A. G. HIGGENS,
Chief Accounting Officer


R. B. ARKELL                                                                12/17/01
--------------------------------------------------------
R. B. ARKELL,
Director


D. L. BOWDEN                                                                12/17/01
--------------------------------------------------------
D. L. BOWDEN,
Director


M. A. DOW                                                                   12/17/01
--------------------------------------------------------
M. A. DOW,
Director


M. C. HENDERSON                                                             12/17/01
--------------------------------------------------------
M. C. HENDERSON,
Director

J. R. KRETCHMER                                                                   12/17/01
---------------------------------------------------------
J. R. KRETCHMER,
Director


R. J. PARKER                                                                      12/17/01
---------------------------------------------------------
R. J. PARKER,
Director


R.E. WERTHEIMER                                                                   12/17/01
---------------------------------------------------------
R.E. WERTHEIMER,
Director


D. A. WOLLENBERG                                                                  12/17/01
---------------------------------------------------------
D. A. WOLLENBERG,
Director

                               INDEX OF EXHIBITS

DOCUMENT NO.
------------
    3.1        Articles of Incorporation of Longview Fibre Company(a)
    3.2        Bylaws of Longview Fibre Company(a)
    4.1        Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the
               Commission upon request:
               Senior Notes due through 2010 (5.84%-8.84%) $249,500,000
               Revenue Bonds payable through 2018 (floating rates, 2.05%
               through 3.25% at October 31, 2001) $26,900,000
    4.2        Rights Agreement Dated as of March 1, 1999(d)
   10.1        Form of Termination Protection Agreement(b)(*)
   10.2        Credit Agreement(e)
   21.1        Subsidiaries
   23.1        Consent of Independent Accountants
   99.1        Salary Savings Plan(c)(*)
   99.2        Salary Savings Plan -- Amendment No. 1(c)(*)
   99.3        Salary Savings Plan -- Amendment No. 2(f)(*)
   99.4        Salary Savings Plan -- Trust Agreement(f)(*)
   99.5        Hourly Saving Plan(c)
   99.6        Hourly Savings Plan -- Amendment No. 1(f)
   99.7        Hourly Savings Plan -- Trust Agreement(f)
   99.8        Branch Hourly Savings Plan(c)
   99.9        Branch Hourly Savings Plan -- Amendment No. 1(c)
   99.10       Branch Hourly Savings Plan -- Amendment No. 2(c)
   99.11       Branch Hourly Savings Plan -- Amendment No. 3(f)
   99.12       Branch Hourly Savings Plan -- Trust Agreement(f)

---------------

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

(f) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 2000.

(*)  Indicates management contract or compensatory plan or arrangement.