Form 10-Q
period 2002-01-31
LONGVIEW FIBRE CO
filed 2002-03-18
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   January 31, 2002             Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of January 31, 2002

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jan. 31    Oct. 31    Jan. 31
                                                    2002       2001       2001
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   86,528 $   99,419 $  105,070
  Allowance for doubtful accounts                  1,350      1,350      1,350
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                20,244     20,489     20,105
    Goods in process                              16,753     16,299     14,983
    Raw materials and supplies                    43,225     46,430     43,546
Restricted cash                                   20,508          -          -
Other                                              8,403      8,595     10,240
          Total current assets                   194,311    189,882    192,594
Capital assets:
Buildings, machinery and equipment at cost     1,816,669  1,806,039  1,735,305
  Accumulated depreciation                     1,018,975  1,004,620    974,596
  Costs to be depreciated in future years        797,694    801,419    760,709
Plant sites at cost                                3,483      3,483      3,444
                                                 801,177    804,902    764,153
Timber at cost less depletion                    189,711    191,530    192,177
Roads at cost less amortization                    9,135      9,285      9,416
Timberland at cost                                20,080     20,116     20,196
                                                 218,926    220,931    221,789
          Total capital assets                 1,020,103  1,025,833    985,942
Pension and other assets                         121,508    108,733     94,697
                                              $1,335,922 $1,324,448 $1,273,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,379 $   11,365 $    6,854
Accounts payable                                  40,317     60,636     51,259
Short-term borrowings                             41,000      8,000     47,314
Payrolls payable                                  13,799     16,435     14,178
Federal income taxes payable                       2,544        606      2,349
Other taxes payable                                9,904      9,781      9,729
Current installments of long-term debt            32,400     45,000     20,000
          Total current liabilities              144,343    151,823    151,683
Long-term debt                                   569,668    540,400    495,900
Deferred taxes-net                               181,536    184,947    175,601
Other liabilities                                 22,498     21,883     19,995
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567, 51,076,567 and 51,276,567
  shares, respectively                            76,615     76,615     76,915
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                337,956    345,474    349,833
         Total shareholders' equity              417,877    425,395    430,054
                                              $1,335,922 $1,324,448 $1,273,233

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                               2002      2001
Net sales:
  Timber                                                   $ 37,436  $ 34,974
  Paper and paperboard                                       36,261    47,246
  Converted products                                        101,977   111,772
  Power sales                                                 1,881    25,567
                                                            177,555   219,559

Cost of Products sold, including outward freight            160,951   178,212
Gross profit                                                 16,604    41,347

Selling, administrative and general expenses                 19,385    17,577

Operating profit (loss):
  Timber                                                     15,498    12,496
  Paper and paperboard (including allocated power profits)   (8,272)    3,588
  Converted products (including allocated power profits)    (10,007)    7,686
                                                             (2,781)   23,770

Other income (expense):
  Interest income                                                87        95
  Interest expensed                                          (8,793)  (11,048)
  Miscellaneous                                               1,986       184
                                                             (9,501)   13,001

Provision for taxes on income:
  Current                                                      (104)      728
  Deferred                                                   (3,411)    4,083
                                                             (3,515)    4,811

Net income (loss)                                          $ (5,986) $  8,190


Dollars per share:
  Net income (loss)                                        $  (0.12) $   0.16
  Dividends                                                    0.03      0.12


Average shares outstanding in the hands
 of the public (000 omitted)                                 51,077    51,377


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                              (000 Omitted)
                                                           Three Months Ended
                                                                January 31
                                                               2002      2001
Cash provided by (used for) operations:
Net income (loss)                                           $(5,986)  $ 8,190
Charges to income not requiring cash:
  Depreciation                                               16,929    16,084
  Depletion and amortization                                  1,427     1,433
  Deferred taxes - net                                       (3,411)    4,083
 (Gain)loss on disposition of capital assets                 (1,447)      541

Change in:
  Accounts and notes receivable - net                        12,891     9,773
  Inventories                                                 2,996     3,389
  Other                                                         192      (708)
  Pension and other noncurrent assets                       (12,775)   (4,992)
  Accounts, payrolls and other taxes payable                (14,872)   (3,735)
  Federal income taxes payable                                1,938      (289)
  Other noncurrent liabilities                                  615       435
Cash provided by (used for) operations                       (1,503)   34,204

Cash provided by (used for) investing:
Additions to:  Plant and equipment                          (13,511)  (21,255)
               Timber and timberlands                          (433)     (963)
Proceeds from sale of capital assets                          2,765       155
Cash used for investing                                     (11,179)  (22,063)

Cash provided by (used for) financing:
Long-term debt                                               16,668     5,000
Short-term borrowings                                        33,000     4,244
Restricted cash                                             (20,508)        -
Payable to bank resulting from checks in transit             (6,986)   (2,531)
Accounts payable for construction                            (7,960)   (8,676)
Cash dividends                                               (1,532)   (6,165)
Purchase of common stock                                          -    (4,013)
Cash provided by (used for) financing                        12,682   (12,141)

Change in cash position                                           -         -
Cash position, beginning of period                                -         -
Cash position, end of period                                 $    -   $     -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)                        $ 8,617   $ 9,114
Income taxes                                                 (1,932)      917

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                             2002        2001
Common stock:
  Balance at beginning of period                         $ 76,615    $ 77,365
  Less ascribed value of stock purchased                        -        (450)
  Balance at end of period                               $ 76,615    $ 76,915


Additional paid-in capital:
  Balance at beginning of period                         $  3,306    $  3,306
  Balance at end of period                               $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period                         $345,474    $351,371
  Net income (loss)                                        (5,986)      8,190
  Less cash dividends on common stock                      (1,532)     (6,165)
  Less purchase of common stock                                 -      (3,563)
  Balance at end of period                               $337,956    $349,833

Dividends paid per share                                 $   0.03    $   0.12

Common shares:
  Balance at beginning of period                           51,077      51,577
  Less purchases                                                -        (300)
  Balance at end of period                                 51,077      51,277





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        CONSOLIDATED STATEMENT OF INCOME

                THREE MONTHS ENDED JANUARY 31, 2002 COMPARED WITH

                      THREE MONTHS ENDED JANUARY 31, 2001

Net Sales - First fiscal quarter 2002 net sales were $177.6 million, compared with $219.6 million for the first fiscal quarter of 2001. This 19.1% decline was attributed to a decrease in power sales of $23.7 million, or 92.6%, paper and paperboard net sales of $11.0 million, or 23.3%, and converted products net sales of $9.8 million, or 8.8%, offset by an increase in net sales in our timber segment of $2.5 million, or 7.0%.

Cost of Products Sold - First fiscal quarter 2002 cost of products sold was $161.0 million, or 90.6% of net sales, compared with $178.2 million, or 81.2% of net sales, for first fiscal quarter 2001. This increase as a percentage of net sales was primarily due to a 39% increase in the cost of power used at the Longview mill, a 14% increase in labor costs per ton of production at the Longview mill due to low mill utilization, and lower average prices for our manufactured products and electrical power sold.

Selling, General and Administrative Expenses - First fiscal quarter 2002 selling, general and administrative expenses were $19.4 million, or 10.9% of net sales, compared with $17.6 million, or 8.0% of net sales, for first fiscal quarter 2001. The primary reasons for this increase as a percentage of net sales were a decrease in net sales due to pricing and volume decreases, increased costs associated with our business process improvement initiative and the opening of our new Bowling Green, Kentucky converting plant.

Operating Profit (Loss) - First fiscal quarter 2002 operating loss was $2.8 million compared with operating profit of $23.8 million for the first fiscal quarter 2001. See "Selected Segment Results" below.

Provision for Taxes on Income - First fiscal quarter 2002 provision for income taxes was $(3.5) million reflecting a tax rate of 37.0%. First fiscal quarter 2001 provision for income taxes was $4.8 million reflecting a tax rate of 37.0%. The decrease was primarily the result of a decrease in taxable income.

Net Income (Loss) - For the reasons noted above, the company incurred a net loss of $6.0 million for the first fiscal quarter 2002 compared with net income of $8.2 million for first fiscal quarter 2001.





                                    Page 7
Selected Segment Results

Timber                               Fiscal Quarter Ended
                                          January 31           Percentage
                                      2002          2001   Increase/(Decrease)
Timber net sales, $ millions         $37.4         $35.0            7.0%
Timber operating profit, $ millions   15.5          12.5           24.0%

Logs, thousands of board feet       60,000        49,000           22.4%
Lumber, thousands of board feet     19,000        25,000          (24.0%)
Logs, $/thousand board feet           $526          $558           (5.7%)
Lumber, $/thousand board feet          302           314           (3.8%)

First fiscal quarter 2002 timber net sales were $37.4 million, compared with $35.0 million for first fiscal quarter 2001. This 7.0% increase was primarily due to an increase in log volume of 22.4%, partially offset by a decrease in lumber volume of 24.0% along with a decrease in log and lumber prices of 5.7% and 3.8%, respectively. The price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. The volume increases were largely due to relatively strong demand in the domestic market, where prices increased modestly from year ago-levels. First fiscal quarter 2002 export sales in the timber segment were $12.1 million, or 32.2%, of timber net sales compared with $13.7 million, or 39.2%, for first fiscal quarter 2001. This decrease was primarily the result of export price declines. First fiscal quarter 2002 timber operating profit was $15.5 million, compared with $12.5 million for first fiscal quarter 2001. The primary reasons for this 24.0% improvement were an increase in log volume sold and lower logging costs. The company has temporarily increased harvest levels to improve operating results and cash flow.


Paper and Paperboard                 Fiscal Quarter Ended
                                           January 31          Percentage
                                       2002          2001  Increase/(Decrease)
Paper and Paperboard net sales,
 $ millions                           $36.3         $47.2         (23.3%)
Paper and Paperboard operating
 profit (loss), $ millions             (8.3)          3.6           -

Paper, tons                          49,000        58,000         (15.5%)
Paperboard, tons                     19,000        30,000         (36.7%)
Paper, $/ton FOB mill equivalent       $579          $585          (1.0%)
Paperboard, $/ton FOB mill equivalent   315           371         (15.1%)

First fiscal quarter 2002 paper and paperboard net sales were $36.3 million, compared with $47.2 million for first fiscal quarter 2001. This 23.3% decrease is primarily due to a 22.7% decrease in paper and paperboard volume and a decrease in paperboard prices of 15.1%. Paperboard volume decreased by 36.7% primarily as a result of our decision not to sell into the Asian market at prices that were depressed due to a general worsening of business conditions in Asia and the strength of the U.S. dollar. Paper volume and prices decreased as a result of a general economic slowdown in the U.S. market and increased competition in the export market due to the strength of the U.S. dollar. First fiscal quarter 2002 export sales in the paper and paperboard segment were $9.4 million, or 25.9%, of paper and paperboard net sales, compared with $17.5 million, or 37.0%, for first fiscal quarter 2001. First fiscal quarter 2002 paper and paperboard operating loss was $8.3 million, compared with an operating profit of $3.6 million for first fiscal quarter 2001. Operating results were negatively affected by the losses associated with the sale of electrical power allocated to the paper and paperboard segment. We allocated $2.2 million of losses from the sale of electrical power to the segment operating profit in first fiscal quarter 2002, compared with profits of $7.7 million in first fiscal quarter 2001. Due to this poor performance, the sale of electrical power was discontinued in January 2002. Operating results were also negatively affected by increased purchased electrical power costs, high natural gas costs, and low mill utilization. During the quarter, we took two mill shut downs totaling eight days and fully or partially curtailed several paper machines throughout the quarter in order to match incoming orders with production. Although paper and paperboard machine crews were curtailed, labor costs per ton increased 14%. Additional labor curtailments have been announced to better match the curtailed operating schedule of the mill. Operating results were favorably impacted by a 13% decrease in the average cost of wood chips and a 10% decrease in the cost of old corrugated containers
(OCC). During the quarter the mill operated at 67% of capacity due to a low level of incoming orders caused by the general economic slowdown and our decision to reduce linerboard export shipments.


Converted Products                   Fiscal Quarter Ended
                                           January 31          Percentage
                                        2002       2001   Increase/(Decrease)
Converted Products sales, $ millions  $102.0     $111.8         (8.8%)
Converted Products operating
 profit (loss), $ millions             (10.0)       7.7           -

Converted Products, tons             125,000    134,000         (6.7%)
Converted Products, $/ton               $814       $832         (2.2%)

First fiscal quarter 2002 converted products net sales were $102.0 million, compared with $111.8 million for first fiscal quarter 2001. This 8.8% decrease is primarily due to a decrease in volume of 6.7% and a decrease in price of 2.2%. Demand for our products declined due to the slowdown in the general economy. Although average price declined, pricing was favorably impacted by sales of value added products. First fiscal quarter 2002 operating loss was $10.0 million, compared with an operating profit of $7.7 million for first fiscal quarter 2001. Operating results were negatively affected by price and volume declines, the increased costs of paper and paperboard supplied to us by the Longview mill and the losses from the sale of power allocated to the converted products segment. The average mill cost of paper and paperboard supplied to our converting plants increased by 1% for first fiscal quarter 2002, as compared with first fiscal quarter 2001. We allocated $3.2 million of losses from the sale of electrical power to the segment operating profit in first fiscal quarter 2002, compared with profits of $9.8 million in first fiscal quarter 2001. Operating results were favorably impacted by a 5% reduction in labor costs per ton.

Liquidity and Capital Resources

At January 31, 2002, our financial position included long-term debt of $602.1 million, including current installments of long-term debt of $32.4 million. Additionally, short-term borrowings at January 31, 2002, were $41.0 million.

Net cash used for operations was $1.5 million in the first fiscal quarter 2002, and net cash provided by operations was $34.2 million for the first fiscal quarter 2001. The decrease was primarily due to a decrease in earnings.

Net cash used for investing was $11.2 million in the first fiscal quarter 2002 and $22.1 million in the first fiscal quarter 2001. Our capital expenditures, including timberland acquisitions, were $13.9 million in the first fiscal quarter 2002 and $22.2 million in the first fiscal quarter 2001. In fiscal year 2000, we started a capital program to enable us to increase our domestic converted products business in an effort to reduce our reliance on the competitive export paperboard market. That program has been substantially completed.

Capital expenditures are expected to be approximately $43 million for each of fiscal years 2002 and 2003, including expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance.

Net cash provided by financing was $12.7 million in the first fiscal quarter 2002 and net cash used for financing was $12.1 million for the first fiscal quarter 2001. Debt increased during the first fiscal quarter 2002 by $49.7 million due primarily to reduced earnings, transaction costs associated with debt offerings closed during the quarter and cash placed irrevocably into an escrow account to repay our $20.0 million 6.76% Senior Notes due August 15, 2002. Debt increased in the first fiscal quarter 2001 primarily due to increased capital expenditures and the purchase of founders stock.

During the first fiscal quarter 2002, we did not purchase shares of our stock. During the first fiscal quarter 2001, we purchased 300,000 shares of our stock for approximately $4.0 million.

Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. Cash dividends of $0.03 per share were declared and paid in the first fiscal quarter of 2002 in the aggregate amount of $1.5 million. During the first fiscal quarter 2001, we declared and paid $0.12 per share in the aggregate amount of $6.2 million.

The Board of Directors has suspended the dividend for the second fiscal quarter 2002 due primarily to the $6 million net loss incurred in the first fiscal quarter 2002.

During the quarter, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with future accrued interest, will be sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

At January 31, 2002, we had $178 million outstanding under the new revolving credit facility excluding letters of credit of $2.3 million. Also outstanding at January 31, 2002, were various senior notes totaling $224.5 million, revenue bonds of $26.9 million and $213.7 million of Notes net of discount.
We also have available an additional $15 million uncommitted line of credit.

We believe that our cash flow generated from operations, restricted cash and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

As a result of amendments to certain senior notes obtained in 1999, we continue to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for our unsecured senior debt. We cannot assure you that we will be able to obtain future waivers or amendments, if necessary, at acceptable terms or at all.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products, energy and certain raw materials; expected costs and results of planned capital expenditure projects for the converted product segment and paper mill improvement projects; impact of curtailed labor and machines; the anticipated cost of and market conditions for energy; and anticipated cost of and availability of financing for planned capital improvement projects. Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products, energy or raw materials, changes in product, energy or raw material prices; capital project delay, cost overruns or unforeseen maintenance on capital assets or advantageous capital acquisitions; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; weather; labor disputes; unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims; unforeseen developments in the company's business; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We currently do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, although we may do so in the future, on a non-speculative basis, if business conditions warrant.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January, February and March of 2002, we were named a defendant in 25 asbestos related actions in Madison County, Illinois and St. Louis, Missouri along with numerous other defendants. In each case, the plaintiff alleges asbestos related injuries from exposure to asbestos products, the origins of which are unclear. The claims are not specific as to what contacts the plaintiffs had with us, our manufacturing plants or our products. Moreover, given the recentness of the claims, we have had little opportunity to complete a factual investigation of them. Accordingly, we currently believe that these claims will not result in our having material liability, if any, for damages. In addition, we were named a defendant in an asbestos action in King County, Washington which is, we believe, unrelated to the Illinois and Missouri cases. In the King County case, an employee of a former independent contractor claims injuries resulted from alleged exposure to asbestos while working as a contractor's employee at our Longview mill site. It is not possible to predict with certainty the outcome of this matter or the matters discussed above. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations.

ITEM 2.  CHANGES IN SECURITIES
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual Meeting of Shareholders of Longview Fibre Company was held on January 22, 2002 at which time four Class III directors were elected.


	                CLASS III DIRECTORS
                 (Terms to Expire in 2005)         Votes Cast

                                                 For      Withheld

         Richard P. Wollenberg               37,904,021   7,364,190

         Robert B. Arkell                    44,037,779   1,230,432

         M. Alexis Dow                       43,989,984   1,278,227

         Michael C. Henderson                44,127,170   1,141,041


                    CLASS I DIRECTORS
                 (Terms to Expire in 2003)

         David A. Wollenberg

         David L. Bowden

         Richard H. Wollenberg

         Richard J. Parker

                   CLASS II DIRECTORS
                (Terms to Expire in 2004)

         Robert E. Wertheimer

         Lisa J. Holbrook

         John R. Kretchmer


ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             The Exhibits to this report on Form 10-Q are listed on the accompanying Exhibit Index.

         (b) A Form 8-K was filed on February 22, 2002 reporting information under Item 5.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date
March 18, 2002             L. J. HOLBROOK
                           --------------
                           L. J. HOLBROOK

                           Senior Vice President-Finance, Secretary and
                            Treasurer


Date
March 18, 2002             A. G. HIGGENS
                           -------------
                           A. G. HIGGENS

                           Assistant Treasurer

                                     EXHIBIT INDEX

Exhibit No.       Description

4.1 Indenture dated January 25, 2002 between Longview Fibre Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the company's registration statement on Form S-4 filed with the commission on March 4, 2002).

4.2 Registration Rights Agreement dated January 25, 2002 among Longview Fibre Company, Banc of America Securities LLC, Scotia Capital (USA) Inc., Wells Fargo Brokerage Services, LLC and U.S. Bancorp Piper Jaffray Inc. (incorporated by reference to Exhibit 4.4 to the company's registration statement on Form S-4 filed with the commission on March 4, 2002).

10.1 Credit Agreement dated as of January 25, 2002 among Longview Fibre Company as Borrower and the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, with Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, and The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Co-Syndication Agents, and Northwest Farm Credit Services, PCA, as Documentation Agent. (incorporated by reference to Exhibit 10.3 to the company's registration statement on Form S-4 filed with the commission on March 4, 2002).