Form 10-Q/A
period 2002-01-31
LONGVIEW FIBRE CO
filed 2002-05-13
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                   FORM 10-Q

                                Amendment No. 1

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
                                              $1,335,922 $1,324,448 $1,273,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,379 $   11,365 $    6,854
Accounts payable                                  40,317     60,636     51,259
Short-term borrowings (see Note 2)                41,000      8,000     47,314
Payrolls payable                                  13,799     16,435     14,178
Federal income taxes payable                       2,544        606      2,349
Other taxes payable                                9,904      9,781      9,729
Current installments of long-term
 debt (see Note 2)                                32,400     45,000     20,000
          Total current liabilities              144,343    151,823    151,683
Long-term debt (see Note 2)                      569,668    540,400    495,900
Deferred taxes-net                               181,536    184,947    175,601
Other liabilities                                 22,498     21,883     19,995
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567, 51,076,567 and 51,276,567
  shares, respectively                            76,615     76,615     76,915
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                337,956    345,474    349,833
         Total shareholders' equity              417,877    425,395    430,054
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

NOTE 2: During the quarter, the company closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with future accrued interest, will be sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

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

                                    Page 8

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



                                     Page 9
Net cash used for operations was $1.5 million in the first fiscal quarter 2002, and net cash provided by operations was $34.2 million for the first fiscal quarter 2001. The decrease was primarily due to a decrease in earnings.

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

                                     Page 10
We believe that our cash flow generated from operations, restricted cash and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

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







                                     Page 11

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In early 2002, we were named a defendant in 63 asbestos related actions in Madison County, Illinois and St. Louis, Missouri along with numerous other defendants. In each case, the plaintiffs allege asbestos related injuries from exposure to asbestos products, the origins of which are unclear, as well as exposure to asbestos while working on the defendants premises. The claims are not specific as to what contacts the plaintiffs had with our manufacturing plants our products or us. Moreover, given the recentness of the claims, we have had little opportunity to complete a factual investigation of them. Accordingly, we currently believe that these claims will not result in our having material liability, if any, for damages. In addition, we were named a defendant in an asbestos action in King County, Washington which is, we believe, unrelated to the Illinois and Missouri cases. In the King County case, an employee of a former independent contractor claims injuries resulted from alleged exposure to asbestos while working as a contractor's employee at our Longview mill site. It is not possible to predict with certainty the outcome of this matter or the matters discussed above. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations. We believe that all these claims are covered by our insurance, subject to applicable deductibles, however our insurer has reserved its right to dispute the coverage.

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










                                     Page 12
                CLASS I DIRECTORS
                 (Terms to Expire in 2003)

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



                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date
May 13, 2002               L. J. HOLBROOK
                           --------------
                           L. J. HOLBROOK

                           Senior Vice President-Finance, Secretary and
                            Treasurer


Date
May 13, 2002               A. G. HIGGENS
                           -------------
                           A. G. HIGGENS

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