Form 10-Q
period 2002-04-30
LONGVIEW FIBRE CO
filed 2002-06-14
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  April 30, 2002               Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of June 13, 2002

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Apr. 30    Oct. 31    Apr. 30
                                                    2002       2001       2001
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   88,621 $   99,419 $   95,852
  Allowance for doubtful accounts                  1,350      1,350      1,350
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                18,146     20,489     17,968
    Goods in process                              11,631     16,299     11,433
    Raw materials and supplies                    42,048     46,430     41,011
Restricted cash                                   20,607          -          -
Other                                              7,672      8,595     10,011
          Total current assets                   187,375    189,882    174,925
Capital assets:
Buildings, machinery and equipment at cost     1,823,965  1,806,039  1,754,032
  Accumulated depreciation                     1,032,805  1,004,620    979,504
    Costs to be depreciated in future years      791,160    801,419    774,528
Plant sites at cost                                3,480      3,483      3,444
                                                 794,640    804,902    777,972
Timber at cost less depletion                    189,980    191,530    192,682
Roads at cost less amortization                    8,897      9,285      9,211
Timberland at cost                                20,093     20,116     20,218
                                                 218,970    220,931    222,111
          Total capital assets                 1,013,610  1,025,833  1,000,083
Pension and other assets                         126,458    108,733    100,020
                                              $1,327,443 $1,324,448 $1,275,028

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,606 $   11,365 $    7,951
Accounts payable                                  41,640     60,636     47,513
Short-term borrowings (see Note 2)                29,000      8,000     23,380
Payrolls payable                                  17,039     16,435     17,176
Federal income taxes payable                           -        606        337
Other taxes payable                                8,712      9,781      8,644
Current installments of
  long-term debt (see Note 2)                     32,400     45,000     45,000
          Total current liabilities              133,397    151,823    150,001
Long-term debt (see Notes 2 and 3)               569,716    540,400    498,900
Deferred taxes-net                               182,992    184,947    180,166
Other liabilities                                 23,446     21,883     20,430
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567 shares                               76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                337,971    345,474    345,610
         Total shareholders' equity              417,892    425,395    425,531
                                              $1,327,443 $1,324,448 $1,275,028

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                 (000 Omitted)
                                      Three Months Ended    Six Months Ended
                                           April 30              April 30
                                         2002       2001       2002      2001
Net sales:
  Timber                             $ 44,439   $ 36,829   $ 81,875  $ 71,803
  Paper and paperboard                 40,130     46,164     76,391    93,410
  Converted products                   98,682    104,561    200,659   216,333
  Power sales                               -     26,500      1,881    52,067
                                      183,251    214,054    360,806   433,613

Cost of Products sold, including
 outward freight                      158,121    179,455    319,072   357,667
Gross profit                           25,130     34,599     41,734    75,946

Selling, administrative
 and general expenses                  18,343     18,260     37,728    35,837

Operating profit
  Timber                               21,408     15,625     36,906    28,121
  Paper and paperboard (including
    allocated power profits)           (8,603)       670    (16,875)    4,258
  Converted products (including
    allocated power profits)           (6,018)        44    (16,025)    7,730
                                        6,787     16,339      4,006    40,109


Other income (expense):
  Interest income                       1,393         90      1,480       185
  Interest expensed                   (12,477)    (9,977)   (21,270)  (21,025)
  Miscellaneous                           352        458      2,338       642
                                       (3,945)     6,910    (13,446)   19,911

Provision for taxes on income:
  Current                              (5,416)    (2,009)    (5,520)   (1,281)
  Deferred                              1,456      4,565     (1,955)    8,648
                                       (3,960)     2,556     (7,475)    7,367

Net income (loss)                    $     15   $  4,354   $ (5,971) $ 12,544


Dollars per share:
  Net income (loss)                  $      -   $   0.09   $  (0.12) $   0.24
  Dividends                                 -       0.12       0.03      0.24


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,227


The accompanying note is an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended    Six Months Ended
                                             April 30            April 30
                                           2002      2001      2002      2001
Cash provided by (used for)
  operations:
Net income (loss)                       $    15   $ 4,354   $(5,971)  $12,544
Charges to income not
 requiring cash:
  Depreciation                           17,469    16,467    34,398    32,551
  Depletion and amortization              1,284       950     2,711     2,383
  Deferred taxes - net                    1,456     4,565    (1,955)    8,648
  (Gain) loss on disposition of
    capital assets                          315     1,356    (1,132)    1,897

Change in:
  Accounts and notes receivable - net    (2,093)    9,218    10,798    18,991
  Inventories                             8,397     8,222    11,393    11,611
  Other                                     731       229       923      (479)
  Pension and other
    noncurrent assets                    (4,950)   (5,323)  (17,725)  (10,315)
  Accounts, payrolls and other
    taxes payable                         3,754    (2,261)  (11,118)   (5,996)
  Federal income taxes payable           (2,544)   (2,012)     (606)   (2,301)
  Other noncurrent liabilities              948       435     1,563       870
Cash provided by operations              24,782    36,200    23,279    70,404

Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (11,454)  (31,945)  (24,965)  (53,200)
               Timber and timberlands    (1,357)   (1,296)   (1,790)   (2,259)
Proceeds from sale of capital assets        236       327     3,001       482
Cash used for investing                 (12,575)  (32,914)  (23,754)  (54,977)

Cash provided by (used for)
  financing:
Long-term debt                               48    28,000    16,716    33,000
Short-term borrowings                   (12,000)  (23,934)   21,000   (19,690)
Restricted cash                             (99)        -   (20,607)        -
Payable to bank resulting from
  checks in transit                         227     1,097    (6,759)   (1,434)
Accounts payable for construction          (383)      428    (8,343)   (8,248)
Cash dividends                                -    (6,129)   (1,532)  (12,294)
Purchase of common stock                      -    (2,748)        -    (6,761)
Cash provided by (used for) financing:  (12,207)   (3,286)      475   (15,427)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $ 7,374   $11,791   $15,991   $20,905
Income taxes                             (2,839)      220    (4,771)    1,137

The accompanying note is an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                   Three Months Ended      Six Months Ended
                                         April 30              April 30
                                      2002        2001       2002        2001
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,915   $ 76,615    $ 77,365
  Ascribed value of stock
    purchased                            -        (300)         -        (750)
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $337,956    $349,833   $345,474    $351,371
  Net income (loss)                     15       4,354     (5,971)     12,544
  Less cash dividends on common
    stock                                -      (6,129)    (1,532)    (12,294)
  Less purchases of common stock         -      (2,448)         -      (6,011)
  Balance at end of period        $337,971    $345,610   $337,971    $345,610

Dividends paid per share          $      -    $   0.12   $   0.03    $   0.24

Common shares:
  Balance at beginning of period    51,077      51,277     51,077      51,577
  Purchases                              -        (200)         -        (500)
  Balance at end of period          51,077      51,077     51,077      51,077



The accompanying note is an integral part of these financial statements.

NOTE 1: The consolidated interim financial statements have been prepared by us, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Accordingly, these statements should be read in conjunction with our latest annual report. Certain costs of a normal recurring nature are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in our opinion, necessary for fair presentation.

NOTE 2: On January 25, 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with future accrued interest, will be sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

NOTE 3: We account for derivative financial instruments pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. This standard requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

On April 2, 2002, we entered into two interest rate swap agreements to manage our exposure to interest rate movements by effectively converting a portion of our outstanding debt from a fixed to a variable interest rate. Maturity dates of interest rate swap agreements match those of the underlying debt arrangements. These agreements, which have maturity on January 15, 2009, involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on a six-month U.S. dollar LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The notional principal amounts of interest rate swap agreements outstanding were $70.0 million at April 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        CONSOLIDATED STATEMENT OF INCOME

             THREE AND SIX MONTHS ENDED APRIL 30, 2002 COMPARED WITH

                   THREE AND SIX MONTHS ENDED APRIL 30, 2001

Net Sales - Second fiscal quarter 2002 net sales were $183.3 million, compared with $214.1 million for the second fiscal quarter of 2001. This 14.4% decline was partially attributable to the absence of electric power sales in second fiscal quarter 2002 compared to $26.5 million in power sales in second fiscal quarter 2001. The balance of the decline in sales is attributable to a decrease in paper and paperboard net sales of $6.0 million, or 13.1%, and converted products net sales of $5.9 million, or 5.6%, offset by an increase in net sales in our timber segment of $7.6 million, or 20.7%. The sales decreases in our manufactured products segments were due to both pricing and volume decreases.

Cost of Products Sold - Second fiscal quarter 2002 cost of products sold was $158.1 million, or 86.3% of net sales, compared with $179.5 million, or 83.8% of net sales, for second fiscal quarter 2001. This increase as a percentage of net sales was primarily due to a 27% increase in natural gas costs per MMBTU, a 10% increase in cost of electrical power purchased per MKWH, a 4% increase in labor costs per ton of production at the Longview paper mill, a 3% increase in labor costs per ton of production at the converting plants, low continued utilization of the paper mill and reduced sales levels. These higher costs were partially offset by a 20% reduction in fiber costs.

Selling, General and Administrative Expenses - Second fiscal quarter 2002 selling, general and administrative expenses were $18.3 million, or 10.0% of net sales, compared with $18.3 million, or 8.5% of net sales, for second fiscal quarter 2001. The primary reason for this increase as a percentage of net sales was a decrease in net sales.

Operating Profit (Loss) - Second fiscal quarter 2002 operating profit was $6.8 million compared with operating profit of $16.3 million for the second fiscal quarter 2001. Results for the second fiscal quarter of 2001 included $14.7 million of operating profit from sales of electrical power generated by us. See "Selected Segment Results" below.

Provision for Taxes on Income - Second fiscal quarter 2002 provision for income taxes was $(4.0) million. Second fiscal quarter 2001 provision for income taxes was $2.6 million, reflecting a tax rate of 37.0%. The decrease was primarily the result of a settlement with the IRS of several tax issues providing a total benefit to the company of approximately $2.5 million.

Net Income (Loss) - For the reasons noted above, the company earned net income of $15,000 for the second fiscal quarter 2002 compared with net income of $4.4 million for second fiscal quarter 2001. Net income for the second fiscal quarter 2002 includes $1.2 million interest income, before tax, due to the above-referenced tax settlement.

Selected Segment Results


Timber
                                     Three Months             Six Months
                                    Ended April 30          Ended April 30
                                                    %                       %
                               2002     2001   Change    2002    2001  Change

Timber net sales, $ millions   $44.4   $36.8     20.7    $81.9   $71.8   14.0
Timber operating profit,
 $ millions                     21.4    15.6     37.0     36.9    28.1   31.2

Logs, thousands of board
 feet                         72,163  55,379     30.3  132,516 104,197   27.2
Lumber, thousands of board
 feet                         21,941  23,967    - 8.5   40,871  48,616  -15.9
Logs, $/thousand board feet     $513    $531    - 3.4     $519    $544  - 4.6
Lumber, $/thousand board feet    337     310      8.7      321     312    2.9


Second fiscal quarter 2002 timber net sales were $44.4 million, compared with $36.8 million for second fiscal quarter 2001. This 20.7% increase was due primarily to an increase in log volume of 30.3% and an 8.7% increase in lumber prices, partially offset by a decrease in lumber volume of 8.5% along with a decrease in log prices of 3.4%. The log price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. The log volume increases were largely due to relatively strong demand in the domestic market, where prices increased modestly from year ago-levels. Second fiscal quarter 2002 export sales in the timber segment were $13.5 million, or 30.5% of timber net sales compared with $14.0 million, or 38.1%, for second fiscal quarter 2001. This percentage decrease was primarily the result of log export price declines and a higher volume of domestic log sales in the second fiscal quarter of 2002. Second fiscal quarter 2002 timber operating profit was $21.4 million, compared with $15.6 million for second fiscal quarter 2001. The primary reasons for this 37.0% improvement were an increase in log volume sold and lower logging costs. The company has temporarily increased harvest levels to improve operating results and cash flow.

Year-to-date 2002 operating profit was $36.9 million compared to $28.1 million for year-to-date 2001. This 31.2% increase was primarily due to increases in log volumes of 27.2% and lumber prices of 2.9% over the same period in 2001. Results were negatively affected by reduced lumber volume and log prices.

Paper and Paperboard
                                   Three Months              Six Months
                                  Ended April 30           Ended April 30
                                                    %                       %
                               2002     2001   Change    2002    2001  Change

Paper and Paperboard net sales,
 $ millions                   $ 40.1  $ 46.2  -13.1   $ 76.4  $  93.4  -18.2
Paper and Paperboard operating
 profit (loss), $ millions      (8.6)    0.7     -     (16.9)     4.3     -

Paper, tons                   56,698  61,343  - 7.6  105,468  119,063  -11.4
Paperboard, tons              21,444  21,422    0.1   40,228   51,851  -22.4
Paper, $/ton FOB mill
 equivalent                     $550    $585  - 6.0     $563     $585  - 3.8
Paperboard, $/ton FOB mill
 equivalent                      315     362  -13.0      315      367  -14.2


Second fiscal quarter 2002 paper and paperboard net sales were $40.1 million, compared with $46.2 million for second fiscal quarter 2001. This 13.1% decrease is primarily due to a 7.6% decrease in paper volume and decreases in paper and paperboard prices of 6.0% and 13.0%, respectively. Paper volume and prices decreased as a result of a general economic slowdown in the U.S. market and increased competition in the export market due to the strength of the U.S. dollar. Second fiscal quarter 2002 export sales in the paper and paperboard segment were $12.0 million, or 30.0%, of paper and paperboard net sales, compared with $13.1 million, or 28.4%, for second fiscal quarter 2001. Second fiscal quarter 2002 paper and paperboard operating loss was $8.6 million, compared with an operating profit of $0.7 million for second fiscal quarter 2001. Last year's segment results included allocated operating profit of $7.0 million from sales of power. Operating results in the second quarter of 2002 were negatively affected by high natural gas costs, increased purchased electrical power costs, increased labor costs per ton of production, and continued low mill utilization. During the quarter, we continued to fully or partially curtail several paper machines in order to match incoming orders with production. The slow domestic economy and management's decision to continue export sales at reduced levels due to unprofitable prices resulted in continued low utilization rates and reduced absorption of fixed costs at the paper mill. Operating results were favorably impacted by a 20% decrease in the average cost of fiber.

Paper and paperboard volume declined 11.4% and 22.4% for fiscal year-to-date 2002 compared to 2001, respectively. Average paper and paperboard prices also declined 3.8% and 14.2% for like fiscal year-to-date periods, respectively. The segment incurred year-to-date fiscal year 2002 operating loss of $16.9 million, compared to an operating profit of $4.3 million for fiscal year-to-date 2001. Fiscal year 2001's year-to-date segment results included allocation of $14.7 million in operating profit from electrical power sales compared to an allocation of a loss of $2.2 million for the same period of fiscal 2002. Operating results were also negatively impacted by increased energy costs and low mill operating rates.

Converted Products
                                   Three Months             Six Months
                                  Ended April 30          Ended April 30
                                                   %                        %
                              2002     2001   Change   2002     2001   Change

Converted Products sales,
 $ millions                   $ 98.7   $104.6  - 5.6   $200.7   $216.3  - 7.2
Converted Products
 operating profit (loss),
 $ millions                     (6.0)      -      -     (16.0)     7.7     -

Converted Products, tons     122,606  127,039  - 3.5  247,864  261,277  - 5.1
Converted Products, $/ton       $805     $824  - 2.3     $810     $828  - 2.2


Second fiscal quarter 2002 converted products net sales were $98.7 million, compared with $104.6 million for second fiscal quarter 2001. This 5.6% decrease is due primarily to a decrease in volume of 3.5% and a decrease in price of 2.3%. Demand for our converted products declined due to the slowdown in the general economy. Although average price declined, our pricing was favorably impacted by sales of value added products. Second fiscal quarter 2002 operating loss was $6.0 million, compared with an operating profit of $44,000 for second fiscal quarter 2001. Last year's segment results included allocated profit of $7.7 million from sales of power. Operating results were also negatively affected by the volume and price declines and by a 3% increase in labor costs per ton. Partially offsetting the factors, the average mill cost of paper and paperboard supplied to our converting plants decreased by 4% for second fiscal quarter 2002, as compared with second fiscal quarter 2001.

The year-to-date segment operating loss for fiscal year 2002 was $16.0 million compared with $7.7 million operating profit for fiscal year-to-date 2001. The primary reason for the decline was the reduction of allocated operating profits for electrical power sales of $17.5 million for year-to-date fiscal 2001 compared with a loss of $3.2 million for the same period of fiscal 2002. Results were also negatively affected by a 2.2% decline in average prices for year-to-date fiscal 2002, while volume sold decreased 5.1%, in each case compared to year-ago levels. Demand improved during the second fiscal quarter of 2002 though prices declined slightly. The company continues to develop its specialty products and to reduce costs in order to improve margins.


Liquidity and Capital Resources

At April 30, 2002, our financial position included long-term debt of $602.1 million, including current installments of long-term debt of $32.4 million. Short-term borrowings at April 30, 2002 were $29.0 million.

Net cash provided by operations was $24.8 million in the second fiscal quarter 2002 and $36.2 million for the second fiscal quarter 2001. The decrease was primarily due to a decrease in net income.

Net cash used for investing was $12.6 million in the second fiscal quarter 2002 and $32.9 million in the second fiscal quarter 2001. Our capital expenditures, including timberland acquisitions, were $12.8 million in the second fiscal quarter 2002 and $33.2 million in the second fiscal quarter 2001.

Capital expenditures are expected to be approximately $43 million for each of fiscal years 2002 and 2003, including expenditures for timber purchases, plant and equipment, and environmental compliance.

Net cash used for financing was $12.2 million in the second fiscal quarter 2002 and $3.3 million for the second fiscal quarter 2001. Debt decreased during the second fiscal quarter 2002 by $12.0 million due primarily to reduced capital expenditures and the suspension of the dividend.

Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. The Board of Directors suspended the dividend for the second fiscal quarter 2002 due primarily to the $6.0 million net loss incurred in the first fiscal quarter 2002.

During second fiscal quarter 2002, we did not purchase shares of our stock. During the second fiscal quarter 2001, we purchased 200,000 shares of our stock for approximately $2.7 million.

During the first fiscal quarter 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that, together with future accrued interest, will be sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

In the second fiscal quarter 2002, we entered into two fixed-to-floating interest rate swaps for a total of $70 million of the $215 million of Notes at an initial 426 basis points above LIBOR. The purpose of the swaps is to manage our exposure to interest rate movements by converting a portion of our outstanding debt from a fixed to a variable interest rate. The swaps were effective April 2, 2002.

At April 30, 2002, we had $161 million outstanding under the $250 million revolving credit facility, excluding letters of credit of $2.7 million. Also outstanding at April 30, 2002, were various senior notes totaling $224.5 million, revenue bonds of $26.9 million and $213.7 million of Notes, net of original issuance discount. We also had $5.0 million outstanding on a $15 million uncommitted line of credit.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. Except for the $70 million interest rate swap discussed in the section "Liquidity and Capital Resources," we currently do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, although we may do so in the future, on a non-speculative basis, if business conditions warrant.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In early 2002, we were named a defendant in 76 asbestos related actions in Madison County, Illinois and 6 asbestos related actions in St. Louis, Missouri along with numerous other defendants. In each case, the plaintiffs allege asbestos related injuries from exposure to asbestos products, the origins of which are unclear, as well as exposure to asbestos while working on the defendants premises. The claims are not specific as to what contacts the plaintiffs had with us, our manufacturing plants or our products. None of these claims specifies damages sought from us individually, but each Illinois case seeks damages from all defendants collectively of at least $100,000, and each Missouri case seeks damages from all defendants collectively of at least $75,000. Moreover, given that the claims are recent, we have had little opportunity to complete a factual investigation of them. We currently believe, however, that these claims will not result in our having material liability, if any, for damages. In addition, we were named a defendant in an asbestos action in King County, Washington which is, we believe, unrelated to the Illinois and Missouri cases. In the King County case, unspecified damages are being sought by an employee of a former independent contractor who claims injuries resulted from alleged exposure to asbestos while working as a contractor's employee at our Longview mill site. It is not possible to predict with certainty the outcome of this matter or the matters discussed above. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations. We believe that all these claims are covered by our insurance, subject to applicable deductibles. Our insurer, however, has reserved its right to dispute the coverage.

On a regular basis, we conduct internal reviews of our compliance with environmental laws. As a result of an internal review completed in 2001, we discovered several instances where new construction or modifications to our Longview facilities may have been made without air emissions analysis and permits that are required by the federal Clean Air Act and its regulations and counterpart state laws and regulations (the "Clean Air Act"). The Clean Air Act also requires that a company undertaking certain new construction and modifications use the best available technology in controlling emissions. We have voluntarily disclosed potential violations of the Clean Air Act to the appropriate state and federal regulatory authorities. Our future capital expenditure estimates include amounts that we may expend to comply with the Clean Air Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. "Although we have no preliminary indications as the amount of sanctions, if any, that may be assessed against us for these potential violations, we do not expect that any sanctions will be material to us.

From time to time we have been, and continue to be, subject to other legal proceedings and claims in the ordinary course of our business. These include various proceedings relating to environmental regulations, including the cleanup of hazardous waste under the federal Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. These claims, even when lacking merit, can result in the expenditure of significant financial and managerial resources as we defend ourselves. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, we believe that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on our financial position or results of operation.


ITEM 2.  CHANGES IN SECURITIES
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Nothing to report.

ITEM 5.  OTHER INFORMATION
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             Nothing to report.

         (b) A Form 8-K was filed on May 30, 2002 reporting information under
             Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LONGVIEW FIBRE COMPANY
                                   (Registrant)

Date   6-14-02                  R. H. WOLLENBERG
                                ----------------
                                R. H. WOLLENBERG
                                President and Chief Operating Officer



Date   6-14-02                  A. G. HIGGENS
                                -------------
                                A. G. HIGGENS
                                Assistant Treasurer