Form 10-K/A
period 2001-10-31
LONGVIEW FIBRE CO
filed 2002-06-24
CIK 60302

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                           COMMISSION FILE NO. 0-1370
                                ----------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference portions of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held January 22, 2002.
================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                PART I

Item 1.  Business...................................................................................     3
         General....................................................................................     3
         Products...................................................................................     3
         Energy.....................................................................................     8
         Competition................................................................................     8
         Regulation.................................................................................     9
         Employees..................................................................................    11
Item 2.  Properties.................................................................................    11
Item 3.  Legal Proceedings..........................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders........................................    12
         Executive Officers of the Registrant.......................................................    13

                                               PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters......................    14
Item 6.  Selected Financial Data....................................................................    14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......    16
         Factors That May Affect Our Future Operating Results.......................................    24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................    27
Item 8.  Financial Statements and Supplementary Data................................................    27
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    39

                                               PART III

Item 10. Directors and Executive Officers of the Registrant.........................................    39
Item 11. Executive Compensation.....................................................................    39
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................    39
Item 13. Certain Relationships and Related Transactions.............................................    40

                                               PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.....................................    40
Signatures..........................................................................................    42

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

      We commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products. Since our inception, we have continued to expand our operations and currently own what we believe is one of the world's largest pulp and paper making complexes, 17 converting plants in 12 states and significant holdings of valuable timberlands in the Pacific Northwest composed of slightly more than 572,000 acres of timberlands.

      Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

PRODUCTS

      We are a forest, paper and packaging products company engaged in three primary businesses: timber, paper and paperboard, and converted products.

      The following table sets forth the relative contribution to net sales of each of our segments (including allocated sales of power).

         SEGMENT                               2001  2000  1999
         -------                               ----  ----  ----
         Timber.............................    19%   18%   22%
         Paper and Paperboard...............    26%   30%   29%
         Converted Products.................    55%   52%   49%

      Please see Note 7 of Item 8 of Part II of this Form 10-K for financial information about industry segments and export sales.

TIMBER

      We own and manage approximately 572,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 4.4 billion board feet of 30-year old and older timber. Approximately 60% of our specie mix is Douglas Fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2001, 66.2% of our timber net sales were to domestic customers consisting of approximately 60 independent sawmills and plywood plants, with the balance exported primarily to Japan. We believe we are the third-largest U.S. exporter of logs to the Japanese market. We realize a significant price premium on the logs we sell into that market. Our timber holdings have an appraised market value of approximately $1 billion, based on an October 2001 appraisal we received from Atterbury Consultants, Inc., a nationally recognized appraisal firm specializing in timber inventory and valuations.

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

      We believe our timberlands are well diversified by age and advantageously dispersed geographically throughout the states of Oregon and Washington. The well-balanced age distribution of our timber reduces the likelihood of an interruption in timber supply. Our timberlands span two states on 681 non-contiguous parcels with an average parcel size of approximately 838 acres, the largest of which is approximately 40,000 acres, which reduces our risk of significant loss due to forest fires, disease and other natural disasters. As a matter of policy, we have consistently acquired timberlands to increase our inventory when available at acceptable prices reflecting the site, quality of timber and growing stock. We have purchased 18,426 acres of timberlands over the last five years.

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

      The appraisal is not intended to be, and should not be interpreted as, an estimate of our cash flows from our timber segment for any future period. The information does not include the effect of future changes in prices, costs, tax rates and environmental and regulatory conditions, which past experience indicates are likely to occur. These changes may have a significant impact on our future net cash flows from our timber segment and the value of our timber inventory.

      Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage the timberlands on a "sustained yield" basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. We operate our timberlands on a sustained yield basis with rotations, or age of the timber when cut, of 40 years for hardwood and 55 to 70 years for softwood. Our average rotation age has been 60 years. Timber growth rates and existing age class distribution are important variables for a forest products company as they ultimately determine how much timber can be harvested. More accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

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

      Our forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and density. Forest stands are thinned and fertilized periodically to improve growth and stand quality until they are harvested. We typically reforest within one year of harvest, thereby continuing our balanced distribution of age classes. Any deficiency in a particular age class is managed by maintaining adequate harvestable inventory levels of other age classes and through acquisitions of standing timber within that age class. A balanced distribution of age classes will tend to provide a more regular source of cash flow, as the various timber stands reach their harvestable age. We actively use pre-commercial and commercial thinning, which is the practice of harvesting immature and lower-value trees in order to maximize the long-term value of our timberlands and generate incremental cash flow. In addition to providing another source of wood chips, we believe that thinning improves the overall productivity of our timberlands by enhancing the growth of the remaining trees.

      Timber harvest timing depends in part on growth cycles and in part on economic conditions. Growth cycles for timber tend to change over time as a result of technological, biological and genetic advances that improve forest management practices. We continue to develop our forest management operations to benefit from such advances to improve timber yields.

      Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly through long-standing relationships, generally at negotiated market prices. In fiscal year 2001, no net sales were made pursuant to long-term contracts. During fiscal year 2001, our top 5 customers, including exporters, accounted for approximately 36% of our timber net sales, which represented approximately 7% of our total net sales. Our largest customer accounted for approximately 8% of our segment net sales during this period, which represented 1.4% of our total net sales.

PAPER AND PAPERBOARD

      We produce our high-quality kraft paper and paperboard at our Longview, Washington mill, which we believe is one of the world's largest pulp and paper making complexes with an aggregate annual paper and paperboard capacity in excess of 1 million tons. Based on production capacity, we are North America's second-largest unbleached kraft paper manufacturer with a 14.3% share according to Pulp and Paper. Our mill complex is located on 350 acres with deep water frontage on the Columbia River, and has connections with two transcontinental railroads as well as close access to the main north-south interstate on the West Coast. We produce a wide variety of paper and paperboard at our mill, including corrugating medium and linerboard, which are combined to make corrugated containers; kraft paper; and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

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

      We also recently engaged a third-party consulting group to assist us with our corporate business process improvements, or BPI, initiative. Our BPI initiative has identified cost savings throughout all of our segments by utilizing system improvements to enhance business processes, implementing new procurement practices, and decreasing working capital by reducing inventories and improving customer service. The new procurement practices should leverage our buying power by consolidating purchases of commodity items and rationalizing the number of vendors and transactions. We have identified improvements that we believe should result in substantial cost savings. Additionally, we will focus on increasing overall efficiency by reducing our workforce, if necessary, possible closure or curtailment of non-competitive facilities, reallocation of production and implementation of a strategy to reduce energy consumption by better utilizing existing capacity.

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

      Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We have been engaged in a long campaign to increase the production of value-added specialty and custom paper grades and broaden our product lines. Our paper products are sold by our sales forces located in Walnut Creek and Los Angeles, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2001, our converted products segment obtained approximately 98% of its paper and paperboard requirements from our Longview mill, representing approximately 61% of total mill production. We sell the remaining mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Less than 5% of our fiscal year 2001 net sales were made pursuant to long-term contracts.

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

CONVERTED PRODUCTS

      We own and operate 17 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging, creative point-of-purchase displays, handle shopping bags and merchandise bags. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services. With our advanced technologies, we are able to produce products with high-quality six color graphics printed directly on corrugated material using our computerized ink-blending expertise. We also produce complex structural designs. Our corrugated containers are typically used for packaging of items such as fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. Virtually all of our products in this segment are sold to domestic customers.

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

      We sell our converted products to over 3,500 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities as many of our larger competitors do not find such specialty niches to have the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers' changing needs. During fiscal year 2001, our top 5 customers accounted for approximately 26% of our converted products net sales, with no customer accounting for more than 8% of segment net sales. The top 5 customers represented approximately 13% of our total net sales and our largest customer represented approximately 4% of our total net sales. Approximately 12% of our net sales were made pursuant to long-term contracts.

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

COMPETITION

      We compete to varying degrees with a number of U.S. and foreign forest, paper and packaging products companies in different product lines and in different quality segments within each product line. Each segment in which we compete is highly competitive. We compete on the basis of price and reputation, which we support through our product consistency, modern facilities, highly trained workforce, manufacturing and delivery flexibility and experienced field sales force.

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

      We have listed below our principal competitors.

            SEGMENTS                               PRINCIPAL COMPETITORS
            Timber..............................   Weyerhaeuser Corporation
                                                   Plum Creek
                                                   Murray Pacific

            Paper and Paperboard

                    Paper.......................   International Paper
                                                   Eurocan
                                                   Segezha
                                                   Canadian Forest Products
                                                   Georgia-Pacific
                                                   Tolko
                    Paperboard..................   Smurfit-Stone
                                                   Georgia Pacific
                                                   Weyerhaeuser Corporation
                                                   International Paper
                                                   Temple-Inland
            Converted Products..................   Smurfit-Stone
                                                   Georgia-Pacific
                                                   Weyerhaeuser Corporation
                                                   International Paper
                                                   PCA
                                                   Temple-Inland

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

      Air Quality. The Clean Air Act regulates emissions into the air, and requires air permits that set limits on such air emissions. We anticipate making capital expenditures of approximately $4 to 7 million over the next three years for air pollution control additions and modifications to ensure compliance with air emissions standards and to accommodate facility production capacity increases.

      The Environmental Protection Agency is developing "Maximum Achievable Technology," or MACT, standards for reducing hazardous air pollutants from specified categories of industrial processes with major emissions. These categories include boilers, paper coating and lime manufacturing, some or all of which we participate in. While the EPA has not yet set the MACT standards and we do not expect compliance to be required until 2006, we expect that the final standards could eventually have an impact on our operations and require material expenditures.

      Cluster Rule. The Environmental Protection Agency issued a final air and water quality rule for the pulp and paper industry, referred to as the "Cluster Rule," in 1998. This Cluster Rule is an integrated, multimedia regulation enacted to control the release of pollutants to two media from one industry.

      Pulp and paper mills must meet standards for air emissions from several mill processes, including the cooking, washing and bleaching stages of pulp manufacturing.

      The EPA also set effluent limits for wastewater discharged during the pulp bleaching process and in the final discharge from mills. The limits set for the bleaching process are significant to the pulp and paper industry as a whole, but should not affect our operations since we do not bleach pulp and have no plans to bleach pulp in the future. The most significant impacts to us result from Cluster Rule air emissions requirements.

      The Cluster Rule contains significant compliance milestones for air emissions in 2004, and for pulp and bleaching process in 2006. We estimate that over the next five years, capital expenditures required to comply with this regulatory program will range from $15.0 million to $20.0 million. The majority of these expenses will be facility changes and additions for air pollution control, the most significant of which will be replacing washer lines used to remove spent cooking chemicals from pulp after the digesting process at the Longview mill. The estimated cost of this replacement project is $8.0 million. We do not expect the costs associated with other individual Cluster Rule compliance projects to be material, but taken as a whole we estimate the cost at $7.0 to $12.0 million.

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

      Our production facilities are listed below:

                                                                           APPROX.      APPROX.         LEASED/
     PRODUCTION FACILITIES                                                  ACRES    BUILDING SQ. FT.    OWNED
     ---------------------                                                 -------   ----------------   -------
     PULP, PAPER AND PAPERBOARD PRODUCTION FACILITY
       Longview, Washington(a)........................................       358         3,115,080       Owned
     CONVERTED PRODUCTS PRODUCTION FACILITIES
       Amsterdam, New York (Corrugated Containers)....................        11           219,840       Owned
       Bowling Green, Kentucky (Corrugated Containers)................        20           306,486       Owned
       Cedar City, Utah (Corrugated Containers)(b)....................        22           143,000       Owned
       Cedar Rapids, Iowa (Corrugated Containers).....................        21           388,000       Owned
       Fridley, Minnesota (Corrugated Containers).....................        17           291,000       Owned
       Grand Forks, North Dakota (Corrugated Containers)(b)...........        27            85,000       Owned
       Longview, Washington (Corrugated and Solid Fibre Containers)...       (a)               (a)       Owned
       Milwaukee, Wisconsin (Corrugated and Solid Fibre Containers)...        15           493,700       Owned
       Oakland, California (Corrugated Containers)....................         7           215,500       Owned
       Seattle, Washington (Corrugated Containers)....................         3           132,300       Owned
       Seward, Nebraska (Corrugated Containers)(b)....................        18            85,000       Owned
       Spanish Fork, Utah (Corrugated Containers)(c)..................        25           519,000       Owned
       Spanish Fork, Utah (Merchandise and Specialty Bags)(c).........       (c)               (c)       Owned
       Twin Falls, Idaho (Corrugated Containers)......................        12           446,000       Owned
       Waltham, Massachusetts (Merchandise and Specialty Bags)........         3            94,600       Owned
       West Springfield, Massachusetts (Corrugated Containers)........        11           230,460       Owned
       Yakima, Washington (Corrugated Containers).....................        18           419,000       Owned
     WOOD CHIP PRODUCTION FACILITIES
       Bullfrog, Washington...........................................        74               (d)       Owned
       Clarkston, Washington..........................................        19               (d)      Leased
       Clatskanie, Oregon (also log sorting)..........................        23               (d)       Owned
       Kalama, Washington.............................................        12               (d)      Leased
       Lewiston, Idaho................................................        13               (d)      Leased
       The Dalles, Oregon.............................................        54               (d)      Leased
     SAWMILL
       Leavenworth, Washington (also log sorting).....................        69           125,000       Owned

----------

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

      In early 2002, we were named a defendant in 95 asbestos related actions in Madison County, Illinois and 6 asbestos related actions St. Louis, Missouri along with numerous other defendants. In each case, the plaintiffs allege asbestos related injuries from exposure to asbestos products, the origins of which are unclear, as well as exposure to asbestos while working on the defendants' premises. The claims are not specific as to what contacts the plaintiffs had with us, our manufacturing plants or our products. None of these claims specifies damages sought from us individually, but each Illinois case seeks damages from all defendants collectively of at least $100,000, and each Missouri case seeks damages from all defendants collectively of at least $75,000. Given the recent nature of the claims, we have had little opportunity to complete a factual investigation of them, but we currently believe that these claims will not result in our having material liability, if any, for damages. In addition, we were named a defendant in an asbestos action in King County, Washington which is, we believe, unrelated to the Illinois and Missouri cases. In the King County case, unspecified damages are being sought by an employee of a former independent contractor who claims injuries resulted from alleged exposure to asbestos while working as a contractor's employee at our Longview mill site. It is not possible to predict with certainty the outcome of this matter or the matters discussed above. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations. We currently believe all these claims are covered by our insurance, subject to applicable deductibles, however our insurer has reserved its right to dispute the coverage. Our general liability insurer is defending the actions.

      On a regular basis, we conduct internal reviews of our compliance with environmental laws. As a result of an internal review completed in 2001, we discovered several instances where new construction or modifications to our Longview facilities may have been made without air emissions analysis and permits that are required by the federal Clean Air Act and its regulations and counterpart state laws and regulations (the "Clean Air Act"). The Clean Air Act also requires that a company undertaking certain new construction and modifications use the best available technology in controlling emissions. We have voluntarily disclosed potential violations of the Clean Air Act to the appropriate state and federal regulatory authorities. Our future capital expenditure estimates include amounts that we may expend to comply with the Clean Air Act. See "-- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we have no preliminary indications as the amount of sanctions, if any, that may be assessed against us for these potential violations, we do not expect that any sanctions will be material to us.

      From time to time we have been, and continue to be, subject to other legal proceedings and claims in the ordinary course of our business. These include various proceedings relating to environmental regulation, including the cleanup of hazardous waste under the federal Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. These claims, even when lacking merit, can result in the expenditure of significant financial and managerial resources as we defend ourselves. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, we presently believe that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on our financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Nothing was submitted to a vote of the shareholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company as of November 30, 2001, and certain biographical information about each of these individuals, are set forth below:

                                                                                                     EXECUTIVE
                                                                                                      OFFICER
   NAME                           AGE                       OFFICE                                     SINCE
   ----                           ---                       ------                                   ---------
   R. P. Wollenberg.........       86   Chairman of the Board and Chief Executive Officer               1953
   R. H. Wollenberg.........       48   President and Chief Operating Officer                           1996
   R. J. Parker.............       53   Senior Vice President -- Production and Mill Manager            1994
   D. L. Bowden.............       66   Senior Vice President -- Timber                                 1989
   K. D. Gettman............       53   Senior Vice President -- Container Group                        2001
   L. J. Holbrook...........       46   Senior Vice President -- Finance, Secretary and                 1989
                                        Treasurer
   R. B. Arkell.............       70   Vice President -- Industrial Relations and General              1986
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

      RICHARD H. WOLLENBERG was elected Executive Vice President in January 2001 and the President and Chief Operating Officer in September 2001, effective October 1, 2001, and has been a Director since 1995. Mr. Wollenberg previously served as our Senior Vice President -- Production, Western Container Division from 1995 to 2000 and has been with Longview Fibre since 1988. Mr. Wollenberg received a juris doctorate from Willamette University and a bachelor of philosophy degree from Reed College.

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

      Each of our officers are elected to their positions at the board of directors' annual meeting in January of each year. The officers serve until the next annual meeting or until their resignation, removal or appointment of a successor.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common stock trades on the New York Stock Exchange under the symbol "LFB". The following table sets forth, for the periods indicated, the range of high and low market prices for the Company's common stock as reported by the New York Stock Exchange.

                                            MARKET PRICE PER SHARE
                                       --------------------------------
                                            2001             2000
                                       ---------------  ---------------
        FISCAL QUARTER                   LOW     HIGH     LOW     HIGH
        --------------                 ------   ------  ------   ------
        1st........................    $12.50   $14.25  $11.19   $17.75
        2nd........................     11.30    14.12   12.25    14.88
        3rd........................     11.70    13.98   10.63    13.38
        4th........................      8.30    13.10   10.56    14.19

      The Company estimates that there are approximately 10,000 beneficial owners of the Company's common stock.

      Dividends per share paid in fiscal 2001, 2000 and 1999:

                MONTH PAID                   2001   2000    1999
                ----------                   -----  -----   -----
                January..................    $0.12  $0.12   $0.02
                April....................     0.12   0.12    0.02
                July.....................     0.12   0.12    0.08
                October..................     0.12   0.12    0.16
                                              ----   ----    ----
                                             $0.48  $0.48   $0.28
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

                                                                            YEAR ENDED OCTOBER 31
                                                          ------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OTHER DATA)      2001         2000         1999         1998         1997
------------------------------------------------------    --------     --------     --------     --------     --------
STATEMENT OF INCOME
  Net sales............................................   $875,955     $876,298     $774,349     $753,244     $772,845
     Timber............................................    161,129      161,586      170,992      166,037      186,814
     Paper and paperboard..............................    195,765      255,025      226,330      193,154      196,192
     Converted products................................    441,975      451,195      377,027      394,053      389,839
     Power.............................................     77,086        8,492           --           --           --
  Cost of products sold, including outward freight.....    725,313      710,235      644,071      666,960      661,684
  Gross profit.........................................    150,642      166,063      130,278       86,284      111,161
  Selling, administrative and general expenses.........     74,895       69,098       62,670       64,693       63,760
  Operating profit.....................................     75,747       96,965       67,608       21,591       47,401
     Timber............................................     65,238       69,438       83,207       74,470      101,740
     Paper and paperboard(a)...........................      2,173        6,472      (4,114)     (13,009)      (5,143)
     Converted products(a).............................      8,336       21,055     (11,485)     (39,870)     (49,196)
  Interest expensed....................................    (39,626)     (40,115)     (38,703)     (39,935)     (31,613)
  Other income.........................................      1,546        2,097        2,579        4,192        3,706
  Income (loss) before income taxes....................     37,667       58,947       31,484     (14,152)       19,494
  Provision for income taxes...........................     13,000       21,300       11,500      (7,500)        6,800
  Net income (loss)....................................     24,667       37,647       19,984      (6,652)       12,694
PER SHARE
  Net income (loss)....................................      $0.48        $0.73        $0.39      $(0.13)        $0.25
  Dividends............................................       0.48         0.48         0.28         0.54         0.64

  Earnings reinvested in the business...............            --         0.25         0.11       (0.67)       (0.39)
  Shareholders' equity at year-end..................          8.33         8.38         8.14         8.03         8.70
  Average shares outstanding (thousands)............        51,152       51,677       51,677       51,677       51,691
  Shares outstanding at year-end (thousands)........        51,077       51,577       51,677       51,677       51,677
BALANCE SHEET DATA
  Total assets......................................    $1,324,448   $1,276,690   $1,212,753   $1,263,343   $1,260,903
  Working capital...................................        38,059       42,378       68,001       55,318       40,381
  Capital assets....................................     1,025,833      981,937      947,359    1,004,837    1,013,361
  Deferred tax liabilities -- net...................       184,947      171,518      153,945      142,827      141,623
  Long-term debt....................................       540,400      490,900      495,900      547,018      498,137
  Shareholders' equity..............................       425,395      432,042      420,463      414,949      449,506

----------

(a)   Includes allocated results from power sales.


                                                                           YEAR ENDED OCTOBER 31
                                                           ----------------------------------------------------
 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OTHER DATA)    2001         2000        1999      1998       1997
-------------------------------------------------------  --------      -------     -------   -------   --------
OTHER DATA
  Sales:
     Logs, thousands of board feet...................     235,000      209,000     230,000   235,000    218,000
     Lumber, thousands of board feet.................     100,000       93,000      85,000    76,000     65,000
     Paper, tons.....................................     252,000      298,000     241,000   221,000    202,000
     Paperboard, tons................................     106,000      183,000     240,000   140,000    177,000
     Converted products, tons........................     535,000      550,000     500,000   524,000    548,000
     Logs, $/thousand board feet.....................        $548         $613        $605      $598       $724
     Lumber, $/thousand board feet...................         323          357         378       336        443
     Paper, $/ton FOB mill equivalent................         590          580         565       610        638
     Paperboard, $/ton FOB mill equivalent...........         348          384         333       353        332
     Converted products, $/ton.......................         826          820         754       752        711
  Primary production, tons...........................     954,000    1,048,000   1,016,000   903,000    958,000
  Employees..........................................       3,700        3,750       3,650     3,700      3,900
  Funds: Used for plant and equipment................    $115,530      $99,642     $29,237   $73,054   $139,727
         Used for timber and timberlands.............       4,101        6,532       3,541    15,622     15,716

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

   Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect selling, general and administrative expenses directly attributable to each segment and allocations of unattributable selling, general and administrative expenses on the basis of units of production, projected resource utilization for each segment and the relative cost to produce products in each segment. In the case of intercompany transfers of products between segments, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, when our paper and paperboard segment obtains logs from our timber segment for whole log chipping at our chipping facilities, we assign a transfer price to those logs based upon the historical cost and hauling expenses of the logs, regardless of the market price of those logs or wood chips at the time of transfer. For paperboard acquired from our paper mill and used in our converting operations, we assign a transfer price equal to the paper mill's cost. Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

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

RESULTS OF OPERATIONS

   The following table highlights our net sales and profits for the periods indicated:


                                                                     AUDITED
                                                              YEAR ENDED OCTOBER 31,
                                                     ------------------------------------
   (THOUSANDS)                                         2001        2000       1999
   -----------                                       ---------    ---------    ---------
   Net sales .....................................   $ 875,955    $ 876,298    $ 774,349
     Timber ......................................     161,129      161,586      170,992
     Paper and paperboard ........................     195,765      255,025      226,330
     Converted products ..........................     441,975      451,195      377,027
     Power .......................................      77,086        8,492           --
   Cost of products sold, including outward
     freight......................................     725,313      710,235      644,071
   Selling, administrative and general expenses ..      74,895       69,098       62,670
   Operating profit ..............................      75,747       96,965       67,608
     Timber ......................................      65,238       69,438       83,207
     Paper and paperboard(1) .....................       2,173        6,472       (4,114)
     Converted products(1) .......................       8,336       21,055      (11,485)
   Interest expensed .............................     (39,626)     (40,115)     (38,703)
   Net income ....................................      24,667       37,647       19,984
                                                     ---------    ---------    ---------

----------

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

SELECTED SEGMENT RESULTS

Timber

                                            YEAR ENDED
                                            OCTOBER 31,         PERCENTAGE
                                      -------------------  -------------------
                                         2001       2000     INCREASE/(DECREASE)
                                      --------   --------  -------------------

Timber net sales, $ millions ......   $  161.1   $  161.6       (0.3)%
Timber operating profit, $ millions       65.2       69.4       (6.0)%
Logs, thousands of board feet .....    235,000    209,000       12.4%
Lumber, thousands of board feet ...    100,000     93,000        7.5%
Logs, $/thousand board feet .......   $    548   $    613      (10.6)%
Lumber, $/thousand board feet .....        323        357       (9.5)%

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

Paper and Paperboard

                                                  YEAR ENDED
                                                  OCTOBER 31,        PERCENTAGE
                                             -------------------   -------------------
                                                2001       2000    INCREASE/(DECREASE)
                                             --------   --------   -------------------
Paper and paperboard net sales, $ millions   $  195.8   $  255.0      (23.2)%
Paper and paperboard operating profit,
  $ millions .............................        2.2        6.5      (66.4)%
Paper, tons ..............................    252,000    298,000      (15.4)%
Paperboard, tons .........................    106,000    183,000      (42.1)%
Paper, $/ton FOB mill equivalent .........   $    590   $    580        1.7%
Paperboard, $/ton FOB mill equivalent ....        348        384       (9.4)%

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

Converted Products


                                              YEAR ENDED
                                              OCTOBER 31,               PERCENTAGE
                                       -------------------------    -------------------
                                          2001          2000        INCREASE/(DECREASE)
                                       ------------ ------------    -------------------
Converted products sales, $ millions   $    442.0   $    451.2            (2.0)%
Converted products operating profit,
  $ millions .......................          8.3         21.1           (60.4)%
Converted products, tons ...........      535,000      550,000            (2.7)%
Converted products, $/ton ..........   $      826   $      820             0.7%

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

SELECTED SEGMENT RESULTS

Timber

                                         YEAR ENDED
                                         OCTOBER 31,           PERCENTAGE
                                      ------------------    -------------------
                                         2000      1999     INCREASE/(DECREASE)
                                      --------   --------   -------------------
Timber sales, $ millions ..........   $  161.6   $  171.0       (5.5)%
Timber operating profit, $ millions       69.4       83.2      (16.5)%
Logs, thousands of board feet .....    209,000    230,000       (9.1)%
Lumber, thousands of board feet ...     93,000     85,000        9.4%
Logs, $/thousand board feet .......   $    613   $    605        1.3%
Lumber, $/thousand board feet .....        357        378       (5.6)%


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

Paper and Paperboard

                                         YEAR ENDED
                                         OCTOBER 31,               PERCENTAGE
                                      ------------------       -------------------
                                         2000      1999        INCREASE/(DECREASE)
                                      --------   --------      -------------------
Paper and paperboard sales, $ millions   $   255.0   $   226.3        12.7%
Paper and paperboard operating profit,
  $ millions .........................         6.5        (4.1)        N/A
Paper, tons ..........................     298,000     241,000        23.7%
Paperboard, tons .....................     183,000     240,000       (23.8)%
Paper, $/ton FOB mill equivalent .....   $     580   $     565         2.7%
Paperboard, $/ton FOB mill equivalent          384         333        15.3%


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

Converted Products

                                           YEAR ENDED
                                           OCTOBER 31,               PERCENTAGE
                                      --------------------      -------------------
                                         2000        1999       INCREASE/(DECREASE)
                                      --------     --------     -------------------

Converted products sales, $ millions   $    451.2   $   377.0         19.7%
Converted products operating profit,
  $ millions .......................         21.1       (11.5)         N/A
Converted products, tons ...........      550,000     500,000         10.0%
Converted products, $/ton ..........   $      820   $     754          8.8%


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

   Net cash provided by operations was $110.5 million in fiscal year 2001, $112.4 million in fiscal year 2000 and $117.1 million in fiscal year 1999. The decrease in fiscal year 2001 was primarily due to a decrease in operating profits. The decrease in fiscal year 2000 was largely the result of increased pension and other noncurrent assets. For the remainder of fiscal year 2002, we do not expect power sales to meaningfully contribute to cash provided by operations. In fiscal year 2001, $35.0 million of operating profit was attributable to power sales.

   Net cash used for investing was $118.5 million in fiscal year 2001, $104.9 million in fiscal year 2000 and $27.6 million in fiscal year 1999. Our capital expenditures, including timberland acquisitions, were $119.6 million in fiscal year 2001, $106.2 million in fiscal year 2000 and $32.8 million in fiscal year 1999. In fiscal year 2000, we started a capital program to enable us to increase our domestic converted products business in an effort to reduce our reliance on the competitive export paperboard market. That program has been substantially completed. Significant capital expenditures in 2001 included the construction of our new Bowling Green, Kentucky converting plant; purchasing of flexo folder gluers, expansion of the material handling system and other equipment upgrades at our Spanish Fork, Utah converting plant; upgrading our Amsterdam, New York converting facility by expanding the building, increasing the corrugator's capacity and purchasing a flexo folder gluer; and the completion of the replacement of the press section of a paper machine which began in 2000. That program has been substantially completed. Significant capital expenditures in fiscal year 2000 included the purchase of a corrugator for our Spanish Fork converting plant; the construction of our Seward, Nebraska converting plant; the rebuilding of a paper machine; and the commencement of work to replace the press section on a paper machine. In fiscal year 1999, we made lower capital expenditures as a result of lower operating profits and our ability to curtail investing based on prior year's expenditures.

   As a result of substantial capital investments in recent years and debt service requirements, we expect to substantially reduce our capital expenditures for the next several years. Capital expenditures are expected to total approximately $43 million for each of fiscal years 2002 and 2003, including expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance.

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

   During fiscal years 2001 and 2000, we purchased an aggregate of 500,000 and 100,000 shares of our stock, respectively, for approximately $6.8 million and $1.3 million, respectively. During fiscal year 1999 we did not purchase shares of our stock.

   Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. Cash dividends of $0.03 per share were declared and paid in the first fiscal quarter of 2002 in the aggregate amount of $1.5 million. During the first fiscal quarter of 2001, we declared and paid $0.12 per share in the aggregate amount of $6.2 million. The reduction in the first fiscal quarter of 2002 was based on fourth quarter earnings and current economic conditions that were negatively affecting our business. During fiscal year 2001, we declared and paid total dividends of $0.48 per share, for an aggregate amount of $24.6 million. Dividends of $0.48 and $0.28 per share were paid in fiscal year 2000 and fiscal year 1999, respectively, for aggregate amounts of $24.8 million and $14.5 million, respectively.

   On March 14, 2002, we announced that the board of directors suspended the dividend for the second fiscal quarter of 2002. The suspension of the dividend was due primarily to the $6 million net loss incurred in the first fiscal quarter of 2002. On June 14, 2002, we announced that the board of directors suspended the dividend for the third fiscal quarter of 2002. The suspension of the dividend was due primarily to the net loss incurred in the first six months of 2002.

   At October 31, 2001, we had bank lines of credit totaling $370 million. Of this amount, $320 million was provided by a group of banks under a credit agreement expiring in February 2003. At October 31, 2001, we had $282.0 million outstanding under this agreement. In addition, at October 31, 2001, we had an outstanding balance of $35.0 million under the remaining $50.0 million of our lines of credit. Also outstanding at October 31, 2001, were various senior notes totaling $249.5 million principal amount, which includes a $72.5 million principal amount senior note offering that closed during the third quarter 2001, and revenue bonds of $26.9 million principal amount. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends.

   At January 31, 2002, we had long-term debt of $602.1 million, including current installments of long-term debt of $32.4 million. In addition, short-term borrowings at January 31, 2002 were $41.0 million. At October 31, 2001, our financial position included long-term debt of $585.4 million, including current installments of long-term debt of $45.0 million. Additionally, short-term borrowings at October 31, 2001 were $8.0 million.

   In December 2001, we decided to refinance our $320 million and $35 million lines of credit and $45.0 million of our senior notes. In January 2002, we entered into a new $250 million senior unsecured revolving credit facility and privately placed $215 million of senior subordinated notes with institutional investors.

   Our outstanding debt exceeds historical levels due to borrowings made in connection with substantial expenditures related to the capital improvement program that we have engaged in since fiscal year 2000 and our recent timberland acquisitions, as well as the payment of dividends and stock repurchases and decreased operating profit in fiscal year 2001 compared to fiscal year 2000. In addition, our financial statements reflect $20 million of debt related to our 6.76% Senior Notes due August 15, 2002; however, we have irrevocably placed funds into an escrow account to repay those notes at maturity. We have substantially completed the capital investment program initiated in 2000. We expect to reduce debt to more moderate levels by substantially reducing capital expenditures over the next several years and improving operating results by reducing our raw material costs, lowering our cost of procurement and balancing our staffing levels consistent with current orders. In addition, we have suspended our dividend until operating profits and cash flow return to more acceptable levels.

   As of March 31, 2002, our aggregate annual debt principal repayments are as follows:

                      PRINCIPAL
      FISCAL YEAR      AMOUNT
      -----------   ------------
     2002(a)....... $ 30,000,000
     2003             62,400,000
     2004                     --
     2005(b)         194,000,000
     2006             85,500,000
     2007                     --
     2008             24,000,000
     2009            215,000,000
     2010-2018        29,500,000

        (a) Includes $20.0 million that will be repaid with the proceeds from funds we have irrevocably placed in escrow and $10 million drawn on one of our credit facilities.

        (b) Includes $164 million drawn on our $250 million revolving credit facility.

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

   Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. In the past we did not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives. On April 2, 2002, we entered into two interest rate swaps, whereby we replaced an aggregate of $70.0 million of 10% fixed rate debt with variable rate debt, which bore interest at approximately 6.6% as of April 2, 2002. The swaps expire on January 15, 2009.

   If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.8 million based on our outstanding debt as of March 31, 2002, assuming we had entered the swaps on March 31, 2002.

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

CYCLICAL INDUSTRY CONDITIONS AND COMMODITY PRICING HAVE ADVERSELY AFFECTED AND MAY CONTINUE TO ADVERSELY AFFECT OUR EARNINGS.

   Our operating results reflect the general cyclical pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest, paper and packaging products industries. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand for our paper and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia in particular. Due to generally weak worldwide economic conditions, especially in our main export market, Asia, global demand for our paper and paperboard products has generally declined. For instance, the average price per thousand board feet we realized from the sale of logs declined to $548 in fiscal year 2001 from $613 in fiscal year 2000, and the average price per ton we realized from the sale of paperboard declined to $348 from $384 over the same period. See "Management's Discussions and Analysis of Financial Condition and Results of Operations," and "Industry Overview" for discussions on our average prices and price fluctuations within the industry. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our ability to have positive earnings and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

OUR INDUSTRIES ARE HIGHLY COMPETITIVE AND SUBJECT TO WIDE PRICE FLUCTUATIONS THAT LEAD TO SUBSTANTIAL PRICE COMPETITION AND VOLATILITY.

   The forest, paper and packaging products industries are highly competitive globally, and no single company is dominant. These industries have suffered, and continue to suffer, from excess capacity. During fiscal year 2001, our Longview mill operated at 80% of capacity. These industries are also capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial resources than we do. In the past year, we have seen significant competition in the Japanese timber market as European competitors have benefited from the strength of the U.S. dollar relative to the Euro. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. Future decreases in prices for our products would adversely affect our cash flow and net income. These factors, coupled with our substantial leveraged position, may harm our ability to respond to competition and other market conditions.

PRICE FLUCTUATIONS IN RAW MATERIALS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN THE MATERIALS NEEDED TO MANUFACTURE OUR PRODUCTS.

   The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2001 accounted for 43.0% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 90% of our wood fiber requirements at open market prices during fiscal year 2001. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could decrease our net income and cash flow.

OUR OPERATIONS REQUIRE SUBSTANTIAL CAPITAL AND OUR CAPITAL RESOURCES MAY NOT BE ADEQUATE TO PROVIDE FOR ALL OF OUR CASH REQUIREMENTS.

   Our operations require substantial capital. Capital requirements for expansion, replacement and maintenance of existing facilities or equipment or to comply with existing and future changes in environmental laws and regulations may be substantial. Although we maintain our equipment with regular periodic and scheduled maintenance, key pieces of equipment may need to be repaired or replaced or we may incur significant additional costs associated with environmental compliance. The costs of repairing or replacing equipment and the associated downtime of an affected production line could harm our cash flow. If our future capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, we may have difficulty continuing our operations.

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

   Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Investigations may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, existing or future circumstances or developments with respect to contamination, including unanticipated discovery of contamination or discharges of hazardous substances, may require significant expenditures by us and internally generated funds or other sources of liquidity and capital may not be sufficient to fund unforeseen environmental liabilities or expenditures.

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

NATURAL DISASTERS OR OTHER EVENTS MAY CAUSE LOSSES TO OUR TIMBER HOLDINGS OR LIMIT OUR ABILITY TO HARVEST OUR TIMBER.

   The volume and value of timber that we can harvest from our lands may be limited by natural disasters and other events such as fire, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. Further, as is typical in the industry, we do not maintain insurance for any loss of our standing timber from natural disasters or other causes. In addition, fire and other natural disasters in adjacent or nearby timberlands may limit our access to, or impede our ability to harvest, our timber. In periods of poor logging conditions, we may harvest less timber than expected, thus impacting our net sales of timber during such periods.

HIGH ENERGY COSTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

   Our average cost of electrical energy increased from $31.19 per mkwh, or thousand kilowatt hours, to $40.47 per mkwh from fiscal year 2000 to fiscal year 2001, and our average cost of natural gas increased from $3.76 per mmbtu, or million British thermal units, to $5.99 per mmbtu during the same periods. Those rapid and substantial price increases in part caused our energy costs to increase from 8.9% of manufacturing costs in fiscal year 2000 to 13.8% of manufacturing costs in fiscal year 2001. We have not been able, and in the future may not be able, to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under new terms, we have significantly less flexibility to mitigate the costs of energy used by our facilities.

CHANGES IN THE VALUE OF THE U.S. DOLLAR RELATIVE TO OTHER CURRENCIES COULD RESULT IN FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS.

   While all of our revenues are earned in U.S. dollars, a large portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2001, exports accounted for over 13.1% of our total sales. Of this amount, 6.2% of our total sales came from timber export sales, primarily to Japan, and 6.9% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. Strength in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. The value of the U.S. dollar relative to the Japanese yen has steadily increased from JPcentsD104.78 per U.S. dollar on April 14, 2000 to JPcentsD132.15 per U.S. dollar on April 15, 2002, an increase in the value of the U.S. dollar relative to the yen of approximately 26%. A reduction in demand for our products could harm our ability to sell our products at acceptable prices.

   In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, will likely result in a decrease in U.S. paper and paperboard prices.

OUR ABILITY TO PRODUCE AND SELL OUR PRODUCTS MAY BE HARMED BY FUTURE LABOR DISRUPTIONS.

   Approximately 2,330 of our employees, or over 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 11 collective bargaining agreements expiring at various times through calendar year 2006, including three agreements covering approximately 332 employees that will expire during calendar year

2002. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements could adversely affect our ability to produce and sell our product.

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

   Although we currently have certain business insurance and replacement value insurance, we may not be adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2001 obtained approximately 98% of their paper and paperboard requirements from our mill.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. In the past we did not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving market risk sensitive instruments. On April 2, 2002, we entered into two interest rate swaps, whereby we replaced an aggregate of $70.0 million of 10% fixed rate debt with variable rate debt, which bore interest at approximately 6.6% as of April 2, 2002. The swaps expire on January 15, 2009.

   If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.8 million based on our outstanding debt as of March 31, 2002, assuming we had entered the swaps on March 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 PAGE
------------------------------------------                                                                 ----
Audited Consolidated Financial Statements:
Report of Independent Accountants.....................................................................      31
Consolidated Statement of Income for the three years ended October 31, 2001...........................      32
Consolidated Statement of Shareholders' Equity for the three years ended October 31, 2001.............      32
Consolidated Balance Sheet at October 31, 2001, 2000 and 1999.........................................      33
Consolidated Statement of Cash Flows for the three years ended October 31, 2001.......................      34
Notes to Consolidated Financial Statements............................................................      35

FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts......................................................      42


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

PRICEWATERHOUSECOOPERS LLP
--------------------------
PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
December 7, 2001

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENT OF INCOME

                                                                     YEAR ENDED OCTOBER 31
                                                             -----------------------------------
(THOUSANDS EXCEPT PER SHARE)                                    2001       2000        1999
----------------------------                                 ---------    ---------    ---------
 NET SALES ..............................................   $ 875,955    $ 876,298    $ 774,349
   Timber ...............................................     161,129      161,586      170,992
   Paper and paperboard .................................     195,765      255,025      226,330
   Converted products ...................................     441,975      451,195      377,027
   Power ................................................      77,086        8,492           --
 Cost of products sold, including outward freight .......     725,313      710,235      644,071
                                                            ---------    ---------    ---------
 GROSS PROFIT ...........................................     150,642      166,063      130,278
 Selling, administrative and general expenses ...........      74,895       69,098       62,670
                                                            ---------    ---------    ---------
 OPERATING PROFIT .......................................      75,747       96,965       67,608
   Timber ...............................................      65,238       69,438       83,207
   Paper and paperboard (including allocated power
     profits) ...........................................       2,173        6,472       (4,114)
   Converted products (including allocated power profits)       8,336       21,055      (11,485)
 Interest income ........................................         480          455          481
 Interest expensed ......................................     (39,626)     (40,115)     (38,703)
 Miscellaneous ..........................................       1,066        1,642        2,098
                                                            ---------    ---------    ---------
 INCOME BEFORE INCOME TAXES .............................      37,667       58,947       31,484
                                                            ---------    ---------    ---------
 PROVISION FOR TAXES ON INCOME (SEE NOTE 8)
   Current ..............................................      (1,161)       3,783          190
   Deferred .............................................      14,161       17,517       11,310
                                                            ---------    ---------    ---------
                                                               13,000       21,300       11,500
                                                            ---------    ---------    ---------
 NET INCOME .............................................   $  24,667    $  37,647    $  19,984
                                                            =========    =========    =========
   Per share ............................................   $    0.48    $    0.73    $    0.39
                                                            =========    =========    =========

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(THOUSANDS)                                                     2001       2000         1999
------------                                                ---------    ---------    ---------
COMMON STOCK:
  Balance at beginning of year ..........................   $  77,365    $  77,515    $  77,515
  Less ascribed value of stock purchased ................        (750)        (150)          --
                                                            ---------    ---------    ---------
  Balance at end of year ................................   $  76,615    $  77,365    $  77,515
                                                            =========    =========    =========
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year ..........................   $   3,306    $   3,306    $   3,306
                                                            ---------    ---------    ---------
  Balance at end of year ................................   $   3,306    $   3,306    $   3,306
                                                            =========    =========    =========
RETAINED EARNINGS:
  Balance at beginning of year ..........................   $ 351,371    $ 339,642    $ 334,128
  Net income ............................................      24,667       37,647       19,984
  Less cash dividends on common stock ($0.48, $0.48 and
    $0.28 per share, respectively) ......................     (24,553)     (24,805)     (14,470)
  Less purchases of common stock ........................      (6,011)      (1,113)          --
                                                            ---------    ---------    ---------
  Balance at end of year ................................   $ 345,474    $ 351,371    $ 339,642
                                                            =========    =========    =========
COMMON SHARES:
  Balance at beginning of year ..........................      51,577       51,677       51,677
  Less purchases ........................................        (500)        (100)          --
                                                            ---------    ---------    ---------
  Balance at end of year ................................      51,077       51,577       51,677
                                                            =========    =========    =========

     The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                                           OCTOBER 31
                                                              -------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)                          2001        2000          1999
---------------------------------------                       ----------   ----------   ----------
ASSETS
Current assets:
Accounts and notes receivable .............................   $   99,419   $  114,843   $  106,095
  Allowance for doubtful accounts .........................        1,350        1,350        1,100
Inventories (see Note 11) .................................       83,218       82,023       79,563
Other .....................................................        8,595        9,532        8,162
                                                              ----------   ----------   ----------
          Total current assets ............................      189,882      205,048      192,720
                                                              ----------   ----------   ----------
Capital assets:
Buildings, machinery and equipment at cost ................    1,806,039    1,717,587    1,635,298
  Accumulated depreciation ................................    1,004,620      961,379      912,366
                                                              ----------   ----------   ----------
     Costs to be depreciated in future years (see Note 5) .      801,419      756,208      722,932
Plant sites at cost .......................................        3,483        3,444        3,116
                                                              ----------   ----------   ----------
                                                                 804,902      759,652      726,048
                                                              ----------   ----------   ----------
Timber at cost less depletion .............................      191,530      192,778      192,860
Roads at cost less amortization ...........................        9,285        9,627        9,198
Timberland at cost ........................................       20,116       19,880       19,253
                                                              ----------   ----------   ----------
                                                                 220,931      222,285      221,311
                                                              ----------   ----------   ----------
          Total capital assets ............................    1,025,833      981,937      947,359
                                                              ----------   ----------   ----------
Pension and other assets (see Note 10) ....................      108,733       89,705       72,674
                                                              ----------   ----------   ----------
                                                              $1,324,448   $1,276,690   $1,212,753
                                                              ==========   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit ..........   $   11,365   $    9,385   $    8,892
Accounts payable ..........................................       60,636       61,388       43,701
Short-term borrowings (see Note 2) ........................        8,000       43,070       18,000
Payrolls payable ..........................................       16,435       16,576       14,321
Federal income taxes payable ..............................          606        2,638          926
Other taxes payable .......................................        9,781        9,613        8,761
Current installments of long-term debt ....................       45,000       20,000       30,118
                                                              ----------   ----------   ----------
          Total current liabilities .......................      151,823      162,670      124,719
                                                              ----------   ----------   ----------
Long-term debt (see Note 4) ...............................      540,400      490,900      495,900
                                                              ----------   ----------   ----------
Deferred taxes -- net (see Note 8) ........................      184,947      171,518      153,945
                                                              ----------   ----------   ----------
Other liabilities .........................................       21,883       19,560       17,726
                                                              ----------   ----------   ----------
Commitments (see Note 3) ..................................           --           --           --
                                                              ----------   ----------   ----------
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares ..............           --           --           --
Common stock, ascribed value $1.50 per share; authorized
  150,000,000 shares; issued 51,076,567, 51,576,567 and
  51,676,567 shares, respectively (see Notes 6 and 9) .....       76,615       77,365       77,515
Additional paid-in capital ................................        3,306        3,306        3,306
Retained earnings .........................................      345,474      351,371      339,642
                                                              ----------   ----------   ----------
Total shareholders' equity ................................      425,395      432,042      420,463
                                                              ----------   ----------   ----------
                                                              $1,324,448   $1,276,690   $1,212,753
                                                              ==========   ==========   ==========

    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       YEAR ENDED OCTOBER 31
                                                             -----------------------------------------
(THOUSANDS)                                                    2001            2000            1999
-------------------------------------------------------      ---------       ---------       ---------
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income ............................................      $  24,667       $  37,647       $  19,984
Charges to income not requiring cash:
  Depreciation ........................................         66,235          61,971          79,621
  Depletion and amortization ..........................          5,331           5,411           4,622
  Deferred taxes -- net ...............................         13,429          17,573          11,118
  Loss on disposition of capital assets ...............          3,037           2,920             841
Change in:
  Accounts and notes receivable -- net ................         15,424          (8,498)         (6,272)
  Taxes on income, refundable .........................             --              --           7,020
  Inventories .........................................         (1,195)         (2,460)          4,396
  Other ...............................................            937          (1,370)            (26)
  Pension and other noncurrent assets .................        (19,028)        (17,031)        (12,006)
  Accounts, payrolls and other taxes payable ..........          1,365          12,735           5,162
  Federal income taxes payable ........................         (2,032)          1,712             926
  Other noncurrent liabilities ........................          2,323           1,834           1,697
                                                             ---------       ---------       ---------
Cash provided by operations ...........................        110,493         112,444         117,083
                                                             ---------       ---------       ---------
CASH PROVIDED BY (USED FOR) INVESTING:

Additions to: Plant and equipment .....................       (115,530)        (99,642)        (29,237)
              Timber and timberlands ..................         (4,101)         (6,532)         (3,541)
Proceeds from sale of capital assets ..................          1,132           1,294           5,172
                                                             ---------       ---------       ---------
Cash used for investing ...............................       (118,499)       (104,880)        (27,606)
                                                             ---------       ---------       ---------
CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt ...........................         94,500          17,000              --
Reduction in long-term debt ...........................        (20,000)        (32,118)        (41,119)
Short-term borrowings .................................        (35,070)         25,070         (32,500)
Payable to bank resulting from checks in transit ......          1,980             493          (1,150)
Accounts payable for construction .....................         (2,090)          8,059            (238)
Cash dividends ........................................        (24,553)        (24,805)        (14,470)
Purchase of common stock ..............................         (6,761)         (1,263)             --
                                                             ---------       ---------       ---------
Cash provided by (used for) financing .................          8,006          (7,564)        (89,477)
                                                             ---------       ---------       ---------
Change in cash position ...............................             --              --              --
Cash position, beginning of year ......................             --              --              --
Cash position, end of year ............................            $--             $--             $--
                                                             =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

  Interest (net of amount capitalized) ................      $  38,539       $  40,234       $  39,169
  Capitalized interest ................................          2,054           1,301             386
  Income taxes ........................................          1,204           1,844          (7,911)


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

PROPERTY AND DEPRECIATION

Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset might not be recovered. Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset may not be recoverable, impairment exists, and the asset's net book value is written down to its estimated realizable value. When properties are sold or otherwise disposed, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment (see Note 5).

TIMBERLANDS, DEPLETION AND AMORTIZATION

Timber, timberlands and timber roads are stated at cost, net of accumulated depreciation, depletion and amortization. Timber is tracked on a county-by-county basis whereby capital costs and recoverable timber volumes are accumulated in the county in which the related timber is located. Upon reaching the age of 35 years, timber is considered merchantable and available for harvesting. All timber younger than 35 years of age is classified as premerchantable. Expenditures for reforestation, including costs such as site preparation, tree planting, fertilization and herbicide application within two years after planting, are capitalized and depleted as timber is harvested. After two years of age, seedling reforestation maintenance and tree farm management costs, consisting of recurring items necessary to the ownership and administration of the timber and timberlands are recorded as a current period expense.

Provision for depletion of merchantable timber represents a charge per unit of production (depletion rate) applied to actual harvest volumes. Depletion rates are determined on a county-by-county basis and are developed using total capital costs and current recoverable merchantable volumes in the county in which the related timber is located. A computer growth index model is utilized to track the timber volumes through the growth cycle and is based upon actual growth rates from permanent timber growth plots throughout the Northwest. Countywide depletion rates are adjusted every five years for timber maturity, estimated growth, and actual harvest volumes for the prior five-year period. Countywide depletion rates are uniform regardless of the merchantable timber age, species or quality.

Direct costs associated with the building of the primary access timber roads are capitalized and amortized on the straight-line basis over estimated useful lives ranging from 3 to 15 years. Costs incurred on timber roads that serve short-term harvest needs are expensed as incurred. Costs for road base construction of mainline roads, such as clearing, grading and ballast, are not amortized and remain a capitalized cost until disposition as they provide permanent value to the timberlands.

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

REVENUE RECOGNITION

The company recognizes revenues when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer, which is generally at the time of shipment. Sales allowances are recorded upon revenue recognition.

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

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:


(THOUSANDS)                                                               2001          2000          1999
-----------------------------------------------------------------      --------       --------       --------
Short-term borrowings October 31 ................................      $317,000       $330,070       $288,000
Interest rate October 31 ........................................           4.3%           8.4%           6.2%
Average daily amount of short-term borrowings outstanding
  during year ...................................................      $328,176       $270,604       $299,762
Average* interest rate during year ..............................           6.7%           7.8%           6.1%
Maximum amount of short-term borrowings at any month end ........      $317,000       $330,070       $333,000
                                                                       --------       --------       --------

----------

* Computed by dividing interest incurred by average short-term borrowings outstanding.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES:

Estimated costs to complete approved capital projects were approximately $35 million, $106 million and $33 million at October 31, 2001, 2000 and 1999, respectively.

NOTE 4 -- LONG-TERM DEBT:

Long-term debt consists of the following:


                                                                                OCTOBER 31
                                                                  ------------------------------------
(THOUSANDS)                                                         2001          2000          1999
-----------                                                       --------      --------      --------
Senior notes due through 2010 (5.84%-8.84%) -- Note (a) ....      $249,500      $197,000      $227,000
Revenue bonds payable through 2018 (floating rates,
  currently 2.05%-3.25%) -- Note (b) .......................        26,900        26,900        28,900
Other ......................................................            --            --           118
Notes payable -- banks -- Note 2 above .....................       309,000       287,000       270,000
                                                                  --------      --------      --------
                                                                   585,400       510,900       526,018
     Less current installments .............................        45,000        20,000        30,118
                                                                  --------      --------      --------
Net long-term debt .........................................      $540,400      $490,900      $495,900
                                                                  ========      ========      ========


SCHEDULED MATURITIES


2003............................     $371,400
2004............................           --
2005............................       30,000
2006............................       85,500
2007-2018.......................       53,500
                                     --------
                                     $540,400


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

NOTE 5 -- BUILDINGS, MACHINERY AND EQUIPMENT:

Buildings, machinery and equipment consist of the following:


                                                           OCTOBER 31
                                              ------------------------------------
(THOUSANDS)                                     2001          2000          1999
-----------                                   --------      --------      --------
Buildings -- net .......................      $ 89,013      $ 75,468      $ 69,667
Machinery and equipment -- net .........       712,406       680,740       653,265
                                              --------      --------      --------
                                              $801,419      $756,208      $722,932
                                              ========      ========      ========


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


                                                                                     YEAR ENDED OCTOBER 31
                                                                       -----------------------------------------------
(THOUSANDS)                                                                2001              2000             1999
-----------                                                            -----------       -----------       -----------
SALES TO CUSTOMERS (INCLUDING ALLOCATED POWER SALES):

Timber ..........................................................      $   161,129       $   161,586       $   170,992
Paper and paperboard ............................................          230,215           259,404           226,330
Converted products ..............................................          484,611           455,308           377,027
                                                                       -----------       -----------       -----------
     Total ......................................................          875,955           876,298           774,349
                                                                       ===========       ===========       ===========
INCOME (LOSS) ON SALES (INCLUDING ALLOCATED POWER PROFITS):

Timber ..........................................................           65,238            69,438            83,207
Paper and paperboard ............................................            2,173             6,472            (4,114)
Converted products ..............................................            8,336            21,055           (11,485)
Interest expensed and other -- net ..............................          (38,080)          (38,018)          (36,124)
                                                                       -----------       -----------       -----------
     Income before income taxes .................................           37,667            58,947            31,484
                                                                       ===========       ===========       ===========
IDENTIFIABLE ASSETS AT OCTOBER 31:

Timber ..........................................................          271,571           275,401           272,080
Paper and paperboard ............................................          330,712           363,855           356,246
Converted products ..............................................          722,165           637,434           584,427
                                                                       -----------       -----------       -----------
     Total ......................................................        1,324,448         1,276,690         1,212,753
                                                                       ===========       ===========       ===========
DEPRECIATION, DEPLETION AND AMORTIZATION:

Timber ..........................................................            9,022             9,008             8,111
Paper and paperboard ............................................           17,976            19,749            24,700
Converted products ..............................................           44,568            38,625            51,432
                                                                       -----------       -----------       -----------
     Total ......................................................           71,566            67,382            84,243
                                                                       ===========       ===========       ===========
ADDITIONS TO CAPITAL ASSETS:

Timber ..........................................................            6,665            12,298             6,290
Paper and paperboard ............................................           23,647            27,184            11,561
Converted products ..............................................           89,319            66,692            14,927
                                                                       -----------       -----------       -----------
     Total ......................................................      $   119,631       $   106,174       $    32,778
                                                                       ===========       ===========       ===========

NOTE 8 -- INCOME TAXES:

Provision for taxes on income is made up of the following components:


                                  YEAR ENDED OCTOBER 31
                          -----------------------------------
(THOUSANDS)                 2001          2000         1999
-----------               --------       -------      -------
Current:
  Federal ..........      $ (1,072)      $ 3,497      $   121
  State ............           (89)          286           69
                          --------       -------      -------
                            (1,161)        3,783          190
                          --------       -------      -------
Deferred:
  Federal ..........        13,672        16,603       10,618
  State ............           489           914          692
                          --------       -------      -------
                            14,161        17,517       11,310
                          --------       -------      -------
                          $ 13,000       $21,300      $11,500
                          ========       =======      =======


An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:


                                                             2001       2000       1999
                                                             ----       ----       ----
Expected federal income tax rate ......................       35%        35%        35%
Foreign Sales Corporation .............................       --         (1)        (1)
State income taxes less federal income tax benefit ....        1          1          2
Other .................................................       (1)         1          1
                                                             ---        ---        ---
                                                              35%        36%        37%
                                                             ===        ===        ===


The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:


                                                            YEAR ENDED OCTOBER 31
                                                   -----------------------------------------
(THOUSANDS)                                           2001            2000            1999
-----------                                        ---------       ---------       ---------
Deferred tax assets:
  Alternative minimum tax ...................      $  (9,426)      $  (9,901)      $ (17,321)
  State credits and other assets ............         (6,607)         (6,930)         (5,793)
                                                   ---------       ---------       ---------
     Total deferred tax assets ..............        (16,033)        (16,831)        (23,114)
                                                   ---------       ---------       ---------
Deferred tax liabilities:
  Depreciation/depletable assets ............        171,124         163,972         158,075
  Employee benefit plans ....................         25,678          19,304          14,133
  Other liabilities .........................            290             453             287
                                                   ---------       ---------       ---------
     Total deferred tax liabilities .........        197,092         183,729         172,495
                                                   ---------       ---------       ---------
          Total deferred income taxes .......      $ 181,059       $ 166,898       $ 149,381
                                                   =========       =========       =========
Current deferred income tax assets ..........      $  (3,888)      $  (4,620)      $  (4,564)
Non-current deferred income tax liability ...      $ 184,947       $ 171,518       $ 153,945
                                                   =========       =========       =========


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

        The change in benefit obligation is as follows:

                                                             YEAR ENDED OCTOBER 31
                                                   -----------------------------------------
(THOUSANDS)                                           2001            2000           1999
-----------                                        ---------       ---------       ---------
Change in benefit obligation
  Benefit obligation at beginning of year ...      $ 295,619       $ 233,330       $ 234,944
  Service cost ..............................          6,942           6,194           6,498
  Interest cost .............................         22,113          18,095          16,130
  Amendments ................................          1,106          51,889             173
  Change in assumptions .....................         19,239              --         (14,691)
  Actuarial (gain) loss .....................          4,215          (2,586)            688
  Expected benefits paid ....................        (12,201)        (11,303)        (10,412)
                                                   ---------       ---------       ---------
  Benefit obligation at end of year .........      $ 337,033       $ 295,619       $ 233,330
                                                   =========       =========       =========


The change in fair value of assets is as follows:


                                                                       YEAR ENDED OCTOBER 31
                                                             -----------------------------------------
(THOUSANDS)                                                     2001            2000            1999
-----------                                                  ---------       ---------       ---------
Change in plan assets
  Fair value of plan assets at beginning of year ......      $ 572,887       $ 466,611         382,258
  Actual return (loss) on plan assets .................       (121,824)        118,473          95,652
  Employee contribution ...............................              5               4               4
  Benefits paid .......................................        (17,543)        (12,201)        (11,303)
                                                             ---------       ---------       ---------
  Fair value of plan assets at end of year ............      $ 433,525       $ 572,887       $ 466,611
                                                             =========       =========       =========


The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:


                                                                           OCTOBER 31
                                                               ----------------------------------------
(THOUSANDS)                                                      2001           2000            1999
-----------                                                    --------       ---------       ---------
Funded status ...........................................      $ 96,492       $ 277,268       $ 233,281
Unrecognized net actuarial (gain) .......................       (45,749)       (249,376)       (173,892)
Unrecognized prior service cost .........................        46,975          52,318           5,053
Unrecognized net asset at transition ....................           (57)           (868)         (1,947)
                                                               --------       ---------       ---------
Pension asset recognized in the consolidated balance
  sheet .................................................      $ 97,661       $  79,342       $  62,495
                                                               ========       =========       =========


Major assumptions used in the calculation are as follows:


                                                                YEAR ENDED OCTOBER 31
                                                             -----------------------------
(THOUSANDS)                                                   2001        2000        1999
-----------                                                  -----       -----       -----
Discount rate for funded status .......................        7.0%        7.5%        7.5%
Discount rate for net periodic pension cost ...........        7.5%        7.5%        7.0%
Rate of compensation increase .........................        4.75%       4.75%       4.75%
Expected long-term rate of return on plan assets ......       10.0%       10.0%       10.0%
                                                             =====       =====       =====


The components of net periodic pension cost are summarized as follows:


                                                                  YEAR ENDED OCTOBER 31
                                                            --------------------------------------
(THOUSANDS)                                                   2001           2000          1999
-----------                                                 --------       --------       --------
Service cost -- benefits earned during the year ......      $  6,942       $  6,194       $  6,498
Interest cost on benefit obligation ..................        22,113         18,095         16,130
Expected (return) on plan assets .....................       (46,559)       (39,803)       (34,609)
Recognized net actuarial (gain) ......................        (6,453)        (4,879)        (2,354)
Amortization of prior service cost ...................         6,449          4,626          4,356
Amortization of net asset at transition ..............          (811)        (1,079)        (1,370)
                                                            --------       --------       --------
Net periodic benefit (income) ........................      $(18,319)      $(16,846)      $(11,349)
                                                            ========       ========       ========


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

The change in the benefit obligation is as follows:


                                                                YEAR ENDED OCTOBER 31
                                                        --------------------------------------
(THOUSANDS)                                               2001           2000           1999
-----------                                             --------       --------       --------
Change in benefit obligation
  Benefit obligation at beginning of year ........      $ 20,827       $ 18,633       $ 18,239
  Service cost ...................................           985            807            741
  Interest cost ..................................         1,767          1,434          1,280
  Actuarial (gain) loss ..........................         4,187            721         (1,014)
  Benefits paid ..................................          (928)          (768)          (613)
                                                        --------       --------       --------
  Benefit obligation at end of year ..............      $ 26,838       $ 20,827       $ 18,633
                                                        ========       ========       ========


The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:


                                                            OCTOBER 31
                                              --------------------------------------
(THOUSANDS)                                     2001           2000           1999
-----------                                   --------       --------       --------
Funded status ..........................      $(26,838)      $(20,827)      $(18,633)
Unrecognized net (gain) ................          (527)        (4,714)        (5,573)
Unrecognized transition obligation .....         5,482          5,981          6,480
                                              --------       --------       --------
Accrued benefit cost ...................      $(21,883)      $(19,560)      $(17,726)
                                              ========       ========       ========


The components of net periodic postretirement cost are summarized as follows:


                                                                  YEAR ENDED OCTOBER 31
                                                             ---------------------------------
(THOUSANDS)                                                   2001         2000         1999
-----------                                                  ------      -------       -------
Service cost -- benefits earned during the year .......      $  985      $   807       $   741
Interest cost on benefit obligation ...................       1,767        1,434         1,280
Amortization of transition obligation .................         499          499           499
Amortization of net (gain) ............................          --         (138)         (210)
                                                             ------      -------       -------
Net periodic benefit cost .............................      $3,251      $ 2,602       $ 2,310
                                                             ======      =======       =======


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

NOTE 11 -- INVENTORIES:

Inventories consist of the following:


                                                    OCTOBER 31
                                    -----------------------------------------
(THOUSANDS)                            2001            2000            1999
-----------                         ---------       ---------       ---------
Finished goods ...............      $  37,618       $  37,508       $  36,248
Goods in process .............         35,385          33,069          30,768
Raw materials ................         14,042          14,595          13,200
Supplies (at average cost) ...         42,259          40,949          39,797
                                    ---------       ---------       ---------
                                      129,304         126,121         120,013
LIFO Reserve .................        (46,086)        (44,098)        (40,450)
                                    ---------       ---------       ---------
                                    $  83,218       $  82,023       $  79,563
                                    =========       =========       =========

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

QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           FISCAL YEAR QUARTERS                     TOTAL
                                         ----------------------------------------------------       FISCAL
(THOUSANDS EXCEPT PER SHARE)                1ST             2ND           3RD           4TH          YEAR
----------------------------             ---------       --------      --------      --------      --------
2001
Net sales .........................      $ 219,559       $214,054      $220,478      $221,864      $875,955
Gross profit ......................         41,347         34,599        42,382        32,314       150,642
Net income ........................          8,190          4,354         9,450         2,673        24,667
                                         ---------       --------      --------      --------      --------
Net income per share(1) ...........           0.16           0.09          0.18          0.05          0.48
                                         ---------       --------      --------      --------      --------

2000
Net sales .........................      $ 205,446       $216,803      $220,257      $233,792      $876,298
Gross profit ......................         33,959         46,781        42,653        42,670       166,063
Net income ........................          5,553         12,156        10,594         9,344        37,647
                                         ---------       --------      --------      --------      --------
Net income per share(1) ...........           0.11           0.24          0.21          0.18          0.73
                                         ---------       --------      --------      --------      --------

1999
Net sales .........................      $ 163,324       $186,425      $197,593      $227,007      $774,349
Gross profit ......................         22,331         32,301        31,120        44,526       130,278
Net income (loss) .................         (1,213)         5,230         3,958        12,009        19,984
                                         ---------       --------      --------      --------      --------
Net income (loss) per share(1) ....          (0.02)          0.10          0.08          0.23          0.39
                                         ---------       --------      --------      --------      --------


----------

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to the Company's Directors is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that was filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to Executive Compensation is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that was filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that was filed pursuant to Regulation 14A within 120 days of October 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement that was filed pursuant to Regulation
14A within 120 days of October 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS ARE FILED AS PART OF THIS FORM 10-K.

    (1) Financial Statements:

        See "Item 8. Financial Statements and Supplementary Data."

    (2) Financial Statement Schedules:

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

        To the Board of Directors and Shareholders of Longview Fibre Company


        Our audits of the consolidated financial statements referred to in our report dated December 7, 2001 appearing in Longview Fibre Company's 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

       Portland, Oregon
       December 7, 2001

                             LONGVIEW FIBRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     FOR THREE YEARS ENDED OCTOBER 31, 2001


                                                                                  ADDITIONS
                                                                          -------------------------
                                                      BALANCE AT     CHARGED TO   CHARGED TO                      BALANCE AT
                                                     BEGINNING OF    COSTS AND      OTHER                          CLOSE OF
DESCRIPTION                                             PERIOD        EXPENSES   ACCOUNTS (1)    DEDUCTIONS (2)     PERIOD
                                                     ------------    ----------  ------------    --------------   ----------
                                                                            (THOUSANDS OF DOLLARS)
Reserve deducted from related asset accounts
Doubtful accounts -- Accounts receivable

1999 .............................................      $1,100          481           --            (481)          $1,100
                                                        ------          ---          ---            ----           ------
2000 .............................................      $1,100          724          250            (724)          $1,350
                                                        ------          ---          ---            ----           ------
2001 .............................................      $1,350          453           --            (453)          $1,350
                                                        ------          ---          ---            ----           ------

------

(1) To adjust the level of the reserve for doubtful accounts based on customer risk analysis.

(2)     To replenish and maintain the level of the reserve for doubtful accounts

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

LONGVIEW FIBRE COMPANY

By: /s/ L.J. HOLBROOK                                 Date: June 21, 2002
    ----------------------------------------
    L.J. HOLBROOK, Senior Vice President-
    Finance, Secretary and Treasurer

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

     21.1     Subsidiaries(**)

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


----------

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

(**) Previously filed as an exhibit to the company's Annual Report on Form 10-K for the year ended October 31, 2001, filed December 19, 2001.