Form 10-Q
period 2002-07-31
LONGVIEW FIBRE CO
filed 2002-09-16
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  July 31, 2002                Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of August 31, 2002

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 July 31    Oct. 31    July 31
                                                    2002       2001       2001
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   90,128 $   99,419 $   98,219
  Allowance for doubtful accounts                  1,350      1,350      1,350
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                16,092     20,489     18,436
    Goods in process                              13,229     16,299     13,103
    Raw materials and supplies                    42,954     46,430     43,549
Restricted cash                                   20,709          -          -
Other                                              7,045      8,595      9,468
          Total current assets                   188,807    189,882    181,425
Capital assets:
Buildings, machinery and equipment at cost     1,828,571  1,806,039  1,781,685
  Accumulated depreciation                     1,049,066  1,004,620    993,971
    Costs to be depreciated in future years      779,505    801,419    787,714
Plant sites at cost                                3,480      3,483      3,444
                                                 782,985    804,902    791,158
Timber at cost less depletion                    189,151    191,530    191,852
Roads at cost less amortization                    8,721      9,285      9,106
Timberland at cost                                20,098     20,116     20,244
                                                 217,970    220,931    221,202
          Total capital assets                 1,000,955  1,025,833  1,012,360
Pension and other assets                         135,190    108,733    104,455
                                              $1,324,952 $1,324,448 $1,298,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    4,197 $   11,365 $    4,039
Accounts payable                                  41,023     60,636     51,983
Short-term borrowings                             20,000      8,000     30,000
Payrolls payable                                  13,018     16,435     13,028
Federal income taxes payable                           -        606        348
Other taxes payable                               10,126      9,781     10,168
Current installments of long-term debt            32,400     45,000     35,000
          Total current liabilities              120,764    151,823    144,566
Long-term debt                                   573,758    540,400    518,400
Deferred taxes-net                               184,809    184,947    185,557
Other liabilities                                 24,565     21,883     20,865
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567 shares                               76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                341,135    345,474    348,931
         Total shareholders' equity              421,056    425,395    428,852
                                              $1,324,952 $1,324,448 $1,298,240

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                 (000 Omitted)
                                      Three Months Ended   Nine Months Ended
                                           July 31               July 31
                                         2002       2001       2002      2001
Net sales:
  Timber                             $ 43,290   $ 44,955   $125,165  $116,758
  Paper and paperboard                 47,454     52,571    123,845   145,981
  Converted products                  102,428    108,192    303,087   324,525
  Power sales                               -     14,760      1,881    66,827
                                      193,172    220,478    553,978   654,091

Cost of products sold, including
 outward freight                      158,161    178,096    477,233   535,763
Gross profit                           35,011     42,382     76,745   118,328

Selling, administrative
 and general expenses                  18,328     18,334     56,056    54,171

Operating profit:
  Timber                               16,873     20,146     53,779    48,267
  Paper and paperboard (including
    allocated power profits)           (2,472)     1,229    (19,347)    5,487
  Converted products (including
    allocated power profits)            2,282      2,673    (13,743)   10,403
                                       16,683     24,048     20,689    64,157


Other income (expense):
  Interest income                         228        101      1,708       286
  Interest expensed                   (11,950)    (9,395)   (33,220)  (30,420)
  Miscellaneous                            61        247      2,399       889
                                        5,022     15,001     (8,424)   34,912

Provision for taxes on income:
  Current                                  41        160     (5,479)   (1,121)
  Deferred                              1,817      5,391       (138)   14,039
                                        1,858      5,551     (5,617)   12,918

Net income (loss)                    $  3,164   $  9,450   $ (2,807) $ 21,994


Dollars per share:
  Net income (loss)                  $   0.06   $   0.19   $  (0.05) $   0.43
  Dividends                                 -       0.12       0.03      0.36


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,177


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended   Nine Months Ended
                                             July 31             July 31
                                           2002      2001      2002      2001
Cash provided by (used for)
  operations:
Net income (loss)                       $ 3,164   $ 9,450   $ (2,807) $21,994
Charges to income not requiring cash -
 Depreciation                            17,567    16,748     51,965   49,299
 Depletion and amortization               1,339     1,431      4,050    3,814
 Deferred taxes - net                     1,817     5,391       (138)  14,039
 (Gain) loss on disposition of
    capital assets                          128       170     (1,004)   2,067

Change in:
  Accounts and notes receivable - net    (1,507)   (2,367)     9,291   16,624
  Inventories                              (450)   (4,676)    10,943    6,935
  Other                                     627       543      1,550       64
  Pension and other
    noncurrent assets                    (4,738)   (4,435)   (22,463) (14,750)
  Accounts, payrolls and other
    taxes payable                        (3,281)    1,278    (14,399)  (4,718)
  Federal income taxes payable                -        11       (606)  (2,290)
  Other noncurrent liabilities            1,119       435      2,682    1,305
Cash provided by operations              15,785    23,979     39,064   94,383

Cash provided by (used for)
  investing:
Additions to:  Plant and equipment       (6,161)  (30,369)   (31,126) (83,569)
               Timber and timberlands      (366)     (545)    (2,156)  (2,804)
Proceeds from sale of capital assets        148       288      3,149      770
Cash used for investing                  (6,379)  (30,626)   (30,133) (85,603)

Cash provided by (used for)
  financing:
Long-term debt                               48     9,500     16,764   42,500
Short-term borrowings                    (9,000)    6,620     12,000  (13,070)
Restricted cash                            (102)        -    (20,709)       -
Payable to bank resulting from
  checks in transit                        (409)   (3,912)    (7,168)  (5,346)
Accounts payable for construction            57       568     (8,286)  (7,680)
Cash dividends                                -    (6,129)    (1,532) (18,423)
Purchase of common stock                      -         -          -   (6,761)
Cash provided by used for financing      (9,406)    6,647     (8,931)  (8,780)

Change in cash position                       -         -          -        -
Cash position, beginning of period            -         -          -        -
Cash position, end of period            $     -   $     -    $     -  $     -

Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)    $16,574   $ 7,459    $32,565  $28,364
Income taxes                                 11         4     (4,760)   1,141

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                    Three Months Ended      Nine Months Ended
                                        July 31                July 31
                                      2002        2001       2002        2001
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,615   $ 76,615    $ 77,365
  Ascribed value of stock
    purchased                            -           -          -        (750)
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,615


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $337,971    $345,610   $345,474    $351,371
  Net income (loss)                  3,164       9,450     (2,807)     21,994
  Less cash dividends on common
   stock                                 -      (6,129)    (1,532)    (18,423)
  Less purchases of common stock         -           -          -      (6,011)
  Balance at end of period        $341,135    $348,931   $341,135    $348,931

Dividends paid per share          $      -    $   0.12   $   0.03    $   0.36

Common shares:
  Balance at beginning of period    51,077      51,077     51,077      51,577
  Purchases                              -           -          -        (500)
  Balance at end of period          51,077      51,077     51,077      51,077





The accompanying notes are an integral part of these financial statements.

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

NOTE 2: On January 25, 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with accrued interest, was sufficient to repay our $20.0 million 6.76% Senior Notes on August 15, 2002, at their maturity.

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

On April 2, 2002, we entered into two interest rate swap agreements to manage our exposure to interest rate movements by effectively converting a portion of our outstanding debt from a fixed to a variable interest rate. Maturity dates of interest rate swap agreements match those of the underlying debt arrangements. These agreements, which have maturity on January 15, 2009, involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on a six-month U.S. dollar LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. The amount of interest rate swap agreements outstanding were $70.0 million at July 31, 2002. At the end of the third fiscal quarter 2002, the effect of marking-to-market of the $70 million interest rate swaps was to recognize a $4.0 million swap asset and an offset to "Long-term debt" of like amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        CONSOLIDATED STATEMENT OF INCOME

          THREE AND NINE MONTHS ENDED JULY 31, 2002 COMPARED WITH

                   THREE AND NINE MONTHS ENDED JULY 31, 2001

Net Sales -Third fiscal quarter 2002 net sales were $193.2 million, compared with $220.5 million for the third fiscal quarter of 2001. This 12.4% decline was partially attributable to the absence of electric power sales in third fiscal quarter 2002 compared to $14.8 million in power sales in third fiscal quarter 2001. The balance of the decline in sales is attributable to a decrease in timber net sales of $1.7 million, or 3.7%, paper and paperboard net sales of $5.1 million, or 9.7%, and converted products net sales of $5.8 million, or 5.3%.

Cost of Products Sold - Third fiscal quarter 2002 cost of products sold was $158.2 million, or 81.9% of net sales, compared with $178.1 million, or 80.8% of net sales, for third fiscal quarter 2001. This increase as a percentage of net sales was primarily due to a 10% increase in natural gas costs per MMBTU, a 57% increase in cost of electrical power purchased per MKWH, low continued utilization of the paper mill, and reduced sales levels. These higher costs were partially offset by a 12% reduction in fiber costs, a 3% decrease in labor costs per ton of production at the Longview paper mill, and a 2% decrease in labor costs per ton of production at the converting plants.

Selling, General and Administrative Expenses - Third fiscal quarter 2002 selling, general and administrative expenses were $18.3 million, or 9.5% of net sales, compared with $18.3 million, or 8.3% of net sales, for third fiscal quarter 2001. The primary reason for this increase as a percentage of net sales was a decrease in net sales.

Operating Profit (Loss) - Third fiscal quarter 2002 operating profit was $16.7 million compared with operating profit of $24.0 million for the third fiscal quarter 2001. Results for the third fiscal quarter of 2001 included $3.6 million of operating profit from sales of electrical power generated by us. See "Selected Segment Results" below.

Provision for Taxes on Income - Third fiscal quarter 2002 provision for income taxes was $1.9 million. Third fiscal quarter 2001 provision for income taxes was $5.6 million, reflecting a tax rate of 37.0% in each fiscal year.

Net Income (Loss) - For the reasons noted above, the company earned net income of $3.2 million for the third fiscal quarter 2002 compared with net income of $9.5 million for third fiscal quarter 2001.












                                    Page 7
Selected Segment Results



Timber
                                      Three Months             Nine Months
                                     Ended July 31           Ended July 31
                                                    %                       %
                               2002     2001   Change    2002    2001  Change

Timber net sales, $ millions   $43.3   $45.0    - 3.7   $125.2  $116.8    7.2
Timber operating profit,
 $ millions                     16.9    20.1    -16.2     53.8    48.3   11.4

Logs, thousands of board
 feet                         67,979  65,856      3.2  200,495 170,053   17.9
Lumber, thousands of board
 feet                         26,607  25,113      5.9   67,478  73,729  - 8.5
Logs, $/thousand board feet     $505    $556    - 9.2     $514    $549  - 6.4
Lumber, $/thousand board feet    336     331      1.5      327     318    2.8

Third fiscal quarter 2002 timber net sales were $43.3 million, compared with $45.0 million for third fiscal quarter 2001. This 3.7% decrease was due primarily to a decrease in log prices of 9.2%, partially offset by an increase in log volume of 3.2%, a 1.5% increase in lumber prices, and an increase in lumber volume of 5.9%. The log price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. Currently prices have stabilized and are starting to improve. The volume increases were largely due to relatively strong demand in the domestic market, although prices decreased modestly from year-ago levels.
Third fiscal quarter 2002 export sales in the timber segment were $10.6 million, or 24.5% of timber net sales compared with $13.8 million, or 30.8%, for third fiscal quarter 2001. This percentage decrease was primarily the result of log export price declines and reduced export lumber volume. Third fiscal quarter 2002 timber operating profit was $16.9 million, compared with $20.1 million for third fiscal quarter 2001. The primary reason for this 16.2% decline was the decrease in log prices, partially offset by an increase in log volume sold. The company temporarily continues to harvest timber at increased levels to improve operating results and cash flow.

Year-to-date 2002 operating profit was $53.8 million compared to $48.3 million for year-to-date 2001. This 11.4% increase was primarily due to increases in log volumes of 17.9% and lumber prices of 2.8% over the same period in 2001. Results were negatively affected by reduced lumber volume and log prices.















                                    Page 8
Paper and Paperboard
                                     Three Months              Nine Months
                                    Ended July 31            Ended July 31
                                                    %                       %
                               2002     2001   Change    2002    2001  Change

Paper and Paperboard net sales,
 $ millions                   $ 47.5  $ 52.6    -9.7   $123.8  $ 146.0  -15.2
Paper and Paperboard operating
 profit (loss), $ millions      (2.5)    1.2       -    (19.3)     5.5     -

Paper, tons                   64,877  68,927   - 5.9  170,345  187,990  - 9.4
Paperboard, tons              21,669  23,296   - 7.0   61,897   75,147  -17.6
Paper, $/ton FOB mill
 equivalent                     $579    $606   - 4.5     $569     $593  - 4.0
Paperboard, $/ton FOB mill
 equivalent                      326     337   - 3.3      319      358  -10.9


Third fiscal quarter 2002 paper and paperboard net sales were $47.5 million, compared with $52.6 million for third fiscal quarter 2001. This 9.7% decrease is primarily due to decreases in paper and paperboard volume of 5.9% and 7.0%, respectively, and decreases in paper and paperboard prices of 4.5% and 3.3%, respectively. Paper volume and prices decreased as a result of continued economic weakness in the U.S. market and increased competition in the export market due to the strength of the U.S. dollar. Third fiscal quarter 2002 export sales in the paper and paperboard segment were $12.9 million, or 27.1%, of paper and paperboard net sales, compared with $13.8 million, or 26.2%, for third fiscal quarter 2001. Third fiscal quarter 2002 paper and paperboard operating loss was $2.5 million, compared with an operating profit of $1.2 million for third fiscal quarter 2001. Last year's segment results included allocated operating profit of $1.5 million from sales of power. Operating results in the third quarter of 2002 were negatively affected by high natural gas costs, increased purchased electrical power costs, and continued low mill utilization, partially offset by a 12% decrease in the average cost of fiber and decreased labor costs per ton of production. During the quarter, we continued to fully or partially curtail several paper machines in order to match incoming orders with production. The slow domestic economy and management's decision to continue export sales at reduced levels due to unprofitable prices, along with a 3 day shutdown over the 4th of July, resulted in lower than expected utilization rates and reduced absorption of fixed costs at the paper mill.

Paper and paperboard volume declined 9.4% and 17.6% for fiscal year-to-date 2002 compared to 2001, respectively. Average paper and paperboard prices also declined 4.0% and 10.9% for those fiscal year-to-date periods. The segment incurred fiscal year-to-date 2002 operating loss of $19.3 million, compared to an operating profit of $5.5 million for fiscal year-to-date 2001. Fiscal year-to-date 2001 segment results included allocation of $16.2 million in operating profit from electrical power sales compared to an allocation of a loss of $2.2 million for the same period of fiscal 2002. Operating results were also negatively impacted by increased energy costs and low mill operating rates.







                                    Page 9
Converted Products
                                    Three Months             Nine Months
                                    Ended July 31           Ended July 31
                                                   %                        %
                              2002    2001    Change   2002    2001    Change

Converted Products sales,
 $ millions                   $102.4   $108.2  - 5.3   $303.1   $324.5  - 6.6
Converted Products
 operating profit (loss),
 $ millions                      2.3      2.7  -14.6    (13.7)    10.4      -

Converted Products, tons     128,228  130,692  - 1.9  376,092  391,969  - 4.1
Converted Products, $/ton       $799     $828  - 3.5     $806     $828  - 2.7


Third fiscal quarter 2002 converted products net sales were $102.4 million, compared with $108.2 million for third fiscal quarter 2001. This 5.3% decrease is due primarily to a decrease in volume of 1.9% and a decrease in price of 3.5%. Demand for our converted products declined due to the slowdown in the general economy. Third fiscal quarter 2002 operating profit was $2.3 million, compared with an operating profit of $2.7 million for third fiscal quarter 2001. Last year's segment results included allocated profit of $2.1 million from sales of power. Operating results were negatively affected by the modest volume and price declines, but were offset by a 2% decrease in labor costs per ton and additional operating cost reductions.

The year-to-date segment operating loss for fiscal year 2002 was $13.7 million compared with $10.4 million operating profit for fiscal year-to-date 2001.
The primary reason for the decline was reduced allocated operating profits for electrical power sales of $19.6 million for year-to-date fiscal 2001 compared with a loss of $3.2 million for the same period of fiscal 2002. Results were also negatively affected by a 2.7% decline in average price for fiscal year-to-date 2002, while volume sold decreased 4.1%, as compared to year-ago levels. Demand improved during the third fiscal quarter of 2002 though prices declined slightly. The company continues to develop its specialty products and to reduce costs in order to improve margins.


Liquidity and Capital Resources

At July 31, 2002, our financial position included long-term debt of $606.2 million, including current installments of long-term debt of $32.4 million and a $4.0 million gain recognized in marking-to-market the fixed to floating interest rate swap on a portion of our long-term debt. Short-term borrowings at July 31, 2002 were $20.0 million.

During the first fiscal quarter 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that, together with accrued interest, was sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

                                    Page 10
In the second fiscal quarter 2002, we entered into two fixed-to-floating interest rate swaps for a total of $70 million of the $215 million of Notes at an initial 426 basis points above LIBOR. The swaps were effective April 2, 2002. The use of swaps reduced interest expensed by $590,000 for the third fiscal quarter 2002. At the end of the third fiscal quarter 2002, the effect of marking-to-market of the $70 million interest rate swaps was to recognize a $4.0 million swap asset and an offset to "Long-term debt" of like amount.

Net cash provided by operations was $15.8 million in the third fiscal quarter 2002 and $24.0 million for the third fiscal quarter 2001. The decrease was primarily due to a decrease in net income.

Net cash used for investing was $6.4 million in the third fiscal quarter 2002 and $30.6 million in the third fiscal quarter 2001. Our capital expenditures, including timberland acquisitions, were $6.5 million in the third fiscal quarter 2002 and $30.9 million in the third fiscal quarter 2001.

Capital expenditures are expected to be approximately $43 million for each of fiscal years 2002 and 2003, including expenditures for timber purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the third fiscal quarter 2002 was $9.4 million while net cash provided by financing was $6.6 million for the third fiscal quarter 2001. Borrowed debt decreased during the third fiscal quarter 2002 by $9.0 million due primarily to reduced capital expenditures and the suspension of the dividend.

Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. The Board of Directors suspended the dividend for the third fiscal quarter 2002 due primarily to the $6.0 million net loss incurred in the first fiscal quarter and the modest earnings of $15,000 in the second quarter 2002.

On September 13, 2002 the Board of Directors suspended the fourth quarter dividend due to less than satisfactory year-to-date operating results.

At July 31, 2002, we had $152 million outstanding under the $250 million revolving credit facility, excluding letters of credit of $12.7 million. Also outstanding at July 31, 2002, were various senior notes totaling $224.5 million, revenue bonds of $26.9 million and $213.8 million of Notes, net of original issuance discount. We also had $5.0 million outstanding on a $15 million uncommitted line of credit.

We have obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. The amendments reducing the coverage requirements are effective for the quarter ending July 31, 2002 through the quarter ending April 30, 2003. In connection with the grant of the amendments we agreed to pay certain fees.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.





                                    Page 11
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning the outcome and costs of legal proceedings, including asbestos related litigation; anticipated pricing and market conditions for the company's products, energy and certain raw materials; continuation of increased timber harvest levels; continued development of specialty products and reducing costs in the converted products segment, and resulting improvement of margins; the impact of curtailed labor and machines; the anticipated cost of and market conditions for energy; and anticipated cost of and availability of financing for planned capital improvement projects.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and payments under our rate interest swap. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. Except for the $70 million interest rate swap discussed in the section "Liquidity and Capital Resources," we currently do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, although we may do so in the future, on a non-speculative basis, if business conditions warrant.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Since the beginning of 2002, we have been named a defendant in approximately 370 asbestos related actions in Madison County, Illinois and St. Louis, Missouri, along with an average of 80 other defendants per lawsuit. In addition, we were recently named a defendant in one asbestos related action in Smith County, Mississippi, along with 265 other defendants. In each case, the plaintiffs allege asbestos related injuries from exposure to all of the defendants' asbestos products, as well as exposure to asbestos while working
                                    Page 12
on certain of the defendants' premises. None of the lawsuits specifically implicates one of our premises, and the claims are not specific as to what, if any, contacts the plaintiffs had with us, our manufacturing plants or our products. None of these claims specifies damages sought from us individually, but each Illinois and Missouri plaintiff alleges a general jurisdictional amount against all defendants.
These claims are relatively recent and the plaintiffs have provided few details about their allegations. However, we understand that we were named a defendant in these cases based on the plaintiffs' review of sales records from an asbestos supplier. From 1964 to 1977, we intermittently used varying amounts of asbestos under certain conditions for the purpose of controlling pitch - a naturally occurring fouling agent - in manufacturing certain paper products. For paper products produced during that period where asbestos was actually used as a pitch control agent, some asbestos would have been incidentally incorporated into the final product as a very small percentage of the product. The asbestos was not used as an integral part of the finished products nor was it important to the integrity of the finished products.
Given the relatively recent filing of these lawsuits, as well as our intermittent and variable use of asbestos as a pitch control agent, and the absence, to our knowledge, of any demonstrated causal connection between the residual amounts of the asbestos pitch control agent that remained in certain paper products and alleged injuries to the plaintiffs, we believe that these claims will not result in our having material liability, if any, for damages. It is not possible, however, to predict with certainty the outcome of these matters. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations. We believe that all these claims are covered by our insurance, subject to applicable deductibles, and we have tendered each of the lawsuits to our insurers. Our primary insurer, however, has reserved its right to dispute the coverage.

ITEM 2.  CHANGES IN SECURITIES
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Nothing to report.

ITEM 5.  OTHER INFORMATION
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             99.1 Certification Pursuant to 18 U.S.C. Section 1350 dated
                  September 16, 2002 signed by L. J. Holbrook,
                  Sr. Vice President-Finance, Secretary and Treasurer.

             99.2 Certification Pursuant to 18 U.S.C. Section 1350 dated
                  September 16, 2002 signed by R. P. Wollenberg,
                  Chief Executive Officer.

         (b) Reports of Form 8-K - Nothing to report.

                                    Page 13
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

Date   9-16-02             L. J. HOLBROOK
                           L. J. HOLBROOK
                           Senior Vice President-Finance, Secretary and Treasurer


Date   9-16-02             A. G. HIGGENS
                           A. G. HIGGENS
                           Assistant Treasurer



CERTIFICATIONS REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002:

     I, R. P. Wollenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Longview Fibre
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 16, 2002      By:  R. P. WOLLENBERG
                                    R. P. WOLLENBERG
                                    Chief Executive Officer

     I, L.J. Holbrook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Longview Fibre
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 16, 2002       By:  L. J. HOLBROOK
                                     L. J. HOLBROOK
                                     Senior Vice President-Finance,
                                     Secretary and Treasurer


                                    Page 14
                                EXHIBIT INDEX


Exhibit No.       Description

   99.1 Certification Pursuant to 18 U.S.C. Section 1350 dated September 16, 2002 signed by L. J. Holbrook,
                  Sr. Vice President-Finance, Secretary and Treasurer.

   99.2 Certification Pursuant to 18 U.S.C. Section 1350 dated September 16, 2002 signed by R. P. Wollenberg, Chief Executive Officer.























































                    Page 15