Form 10-K
period 2002-10-31
LONGVIEW FIBRE CO
filed 2003-01-28
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2002    Commission File No.    0-1370

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X    No ____

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of April 30, 2002, was $463,358,948. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the registrant's Common Stock, $1.50 Ascribed Value per share, as of December 31, 2002 was 51,076,567 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held January 28, 2003.





                                    Page 1

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors That May Affect Our Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statement. (See Forward Looking Statements.)

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not undertake an obligation to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

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

We commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products. Since our inception, we have continued to expand our operations and currently own what we believe is one of the world's largest pulp and paper making complexes, 17 converting plants in 12 states and significant holdings of valuable timberlands in the Pacific Northwest composed of slightly more than 570,000 acres of timberlands.

Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

Products

We are a forest, paper and packaging products company engaged in three primary businesses: timber, paper and paperboard, and converted products.

The following table sets forth the relative contribution to net sales of each of our segments (including allocated sales of power).

                           2002     2001    2000
Timber                      22%      19%     18%
Paper and Paperboard        23%      26%     30%
Converted Products          55%      55%     52%

Please see Note 7 of Item 8 of Part II of this Form 10-K for financial information about industry segments and export sales.





                                    Page 2
Timber

We own and manage approximately 570,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 4.2 billion board feet of 30-year old and older timber. Approximately 60% of our specie mix is Douglas Fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2002, 68.7% of our timber net sales were to domestic customers consisting of approximately 60 independent sawmills and plywood plants, with the balance exported primarily to Japan. We believe we are the second largest U.S. exporter of logs to the Japanese market. We realize a significant price premium on the logs we sell into that market.

We also operate a sawmill near Leavenworth, Washington that processes logs into lumber, wood chips and various by-products for domestic and Pacific Rim construction and other markets. This sawmill uses logs from one of our tree farms, and also produces wood chips for use at our pulp and paper mill in Longview, Washington. In addition, we maintain four log chipping operations principally located along the Snake River and Columbia River corridors. Our Lewiston and The Dalles chip plants have been permanently shut down. We supply these chipping facilities with lower-quality timber, also known as pulpwood, that would command relatively low prices if sold as logs to sawmills, and we also purchase pulpwood from third parties. We process the wood chips for pulp for our Longview mill. Our timber is harvested by independent logging contractors.

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

We believe our timberlands are well diversified by age and advantageously dispersed geographically throughout the states of Oregon and Washington. The well-balanced age distribution of our timber reduces the likelihood of an interruption in timber supply. Our timberlands span the two states on 677 non-contiguous parcels with an average parcel size of approximately 843 acres, the largest of which is approximately 40,000 acres, which reduces our risk of significant loss due to forest fires, disease and other natural disasters. As a matter of policy, we have consistently acquired timberlands to increase our inventory when available at acceptable prices reflecting the site, quality of timber and growing stock. We have purchased 14,803 acres of timberlands over the last five years.

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





                                    Page 3
Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage the timberlands on a "sustained yield" basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. We operate our timberlands on a sustained yield basis with rotations, or age of the timber when cut, of 40 years for hardwood and 55 to 70 years for softwood.
Our average rotation age has been 60 years. Timber growth rates and existing age class distribution are important variables for a forest products company as they ultimately determine how much timber can be harvested. More accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

We can harvest approximately 280 million board feet of merchantable timber per year from our timberlands on a sustained yield basis, based on our average 60-year rotation. Under this sustained yield rotation, our inventory of mature, standing timber 30-years old and older would remain at approximately 4.2 billion board feet in perpetuity. Our timber harvest plans are principally based on forecasted demand, price and the availability of timber from external sources. These harvest plans are reviewed several times throughout the year and revised at least annually, and are sufficiently flexible to permit modification in response to fluctuations in the log market.

During fiscal year 2002 we accelerated our harvest for cash flow which may affect future harvest levels modestly.

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

Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly


                                    Page 4
through long-standing relationships, generally at negotiated market prices.
In fiscal year 2002, no sales were made pursuant to long-term contracts. During fiscal year 2002, our top 5 customers, including exporters, accounted for approximately 34% of our timber net sales, which represented approximately 8% of our total net sales. Our largest customer accounted for approximately 7% of our segment net sales during this period, which represented 1.6% of our total net sales.

Paper and Paperboard

We produce our high-quality kraft paper and paperboard at our Longview, Washington mill, which we believe is one of the world's largest pulp and paper making complexes with an aggregate annual paper and paperboard capacity in excess of 1 million tons. Based on production capacity, we believe we are North America's second-largest unbleached kraft paper manufacturer. Our mill complex is located on 358 acres with deep water frontage on the Columbia River, and has connections with two transcontinental railroads as well as close access to the main north-south interstate on the West Coast. We produce a wide variety of paper and paperboard at our mill, including corrugating medium and linerboard, which are combined to make corrugated containers; kraft paper; and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world's largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp and pulp from sawdust and old corrugated containers ("OCC") provide the balance of our pulp. Approximately 20% of the pulp that we used in fiscal year 2002 was from OCC, which makes our paper and paperboard products more attractive to an increasingly environmentally conscious public.

Manufacturing. We have continuously upgraded and expanded our paper mill to produce higher-quality paper more quickly and economically. Our mill consists of one pulp mill and twelve paper machines with more than 3,200 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds 1 million tons.

To balance the mill-to-market demand for our products and the availability of raw materials at acceptable prices, we have been running only the nine most efficient machines and not running batch digesting in our pulp mill.

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

The kraft process is an expensive method of producing pulp and is economically feasible only through energy conservation and efficient recovery and reuse of pulping chemicals. Accordingly, we recycle used chemicals both to produce heat and to be reused in the digesters for additional pulp making. We also continue to pursue computer-controlled process automation to improve mill energy conservation, process control and quality. Our continuous Kamyr digesters use only half the energy used by batch digesting, another widely employed pulping process. The design and development efforts of a



                                    Page 5
professional staff of more than 50 engineers and chemists contribute significantly to all phases of pulp and paper making.

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

We have engaged a third-party consulting group to assist us with our corporate business process improvements, or BPI, initiative. Our BPI initiative has identified cost savings throughout all of our segments by utilizing system improvements to enhance business processes, implementing new procurement practices, and decreasing working capital by reducing inventories and improving customer service. The new procurement practices should leverage our buying power by consolidating purchases of commodity items and rationalizing the number of vendors and transactions. We have identified improvements that we believe should result in substantial cost savings. Additionally, we will focus on increasing overall efficiency through workforce reduction and, if necessary, possible closure or curtailment of non-competitive facilities, reallocation of production to different production facilities, and implementation of a strategy to reduce energy consumption by better utilizing existing capacity.

Raw Materials and Suppliers. Our mill's advanced technology combined with our papermaking flexibility enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste such as OCC and purchased bleach pulp from a variety of sources. In addition to the wood chips and sawdust that we purchase, we source raw materials from our own sawmill at Leavenworth and our four log chipping facilities. Our chip operations are located principally along the Snake and Columbia River corridors, allowing for low-cost transport by barge. Residual wood chips and sawdust are also supplied by many of our timber customers that generate these residuals from logs purchased from us.

During fiscal year 2002, approximately 8% of our fiber requirements were generated from internal operations, and approximately 20% were generated from recycled materials. The remainder of our fiber came from more than 60 chip suppliers composed of sawmills, plywood plants and whole log chipping facilities primarily located in Washington, Oregon, Idaho and Montana within a 1,300-mile radius of our Longview mill. Actual sourcing levels vary with market conditions. We can receive over 30 rail cars, as many as 300 truckloads and a number of barges full of wood chips at the mill daily. In addition, approximately 23% of our fiber is from wood chips that are purchased at market prices from sawmills to which we also sell our logs. We believe our stable historical relationships with these mills result in a dependable supply of wood chips from them. We purchase bleached pulp from various sources and have an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill that has excess capacity. We continue to broaden our raw material supply and reduce fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We have been engaged in a long campaign to increase the production of value-added specialty and custom paper grades and broaden our product lines. Our paper products are sold by our sales forces located in Walnut Creek and Los Angeles, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2002, our converted products segment obtained approximately 98% of its paper and paperboard


                                    Page 6
requirements from our Longview mill, representing approximately 65% of total mill production. We sell the remaining mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Less than 5% of our fiscal year 2002 net sales were made pursuant to long-term contracts.

Where possible, we develop products in conjunction with our customers and enter into long-term relationships. Within our paper and paperboard segment, approximately 15% of our segment net sales during fiscal year 2002 were from our specialty TEA-KraftT paper, a highly rupture-resistant multi-wall bag used in the agriculture, pet food, chemical and cement industries. Excluding sales to our converting plants, during fiscal year 2002, our top 5 domestic customers and top 5 export customers accounted for approximately 25% and 27%, respectively, of our paper and paperboard net sales. The domestic customers represented approximately 6% of our total net sales and the export customers represented approximately 6% of our total net sales. Our largest paper and paperboard customer, an exporter who resells our products to a number of smaller customers, accounted for approximately 17% of our total segment net sales during this period, which represented approximately 4% of our total net sales. There were no other customers accounting for more than 10% of segment net sales.

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

In addition to manufacturing standard corrugated shipping containers, our container products include solid-fiber boxes, containers with specialty folding-gluing characteristics and a full line of jumbo boxes in a variety of sizes. We also produce Liquiplexr, a family of bulk-liquid disposable bins available in sizes up to 330-gallons, as well as a number of different types of consumer bags including handle shopping bags, merchandise bags and other specialty bags. Similar to boxes, bags are produced according to customer specifications in a variety of colors, sizes and shapes, complete with exacting printing of designs or promotional messages.

Manufacturing. Our commitment to automation and improvements in plant and equipment is evidenced by our investments to modernize our facilities and equipment. Investments in newer technology have produced a variety of capabilities including high-speed corrugating, high-quality graphics printing and other precise box finishing. As a result, we believe our converting facilities are some of the best-equipped in the United States, capable of producing corrugated containers and merchandise bags in virtually any size, shape and design based on customer needs.

We implemented a process standardization initiative for order entry, production scheduling, shipping and inventory control at our converting plants which involves taking "best practices" from each of our plants and applying them to our other plants. This initiative is expected to result in a number of improvements, including more efficient production, inventory management and on-time order fulfillment. We also expect that the BPI initiative will result in cost savings and efficiencies in our converted products operations similar to those in our paper and paperboard segment.



                                    Page 7
Of our 17 converting plants: 4 are sheet plants that fashion corrugated sheets obtained from our corrugator plants into finished products; 11 are corrugator plants that, in addition to converting corrugated sheets into finished products, can also produce corrugated sheets from corrugating medium and linerboard; and 2 are bag plants. Our West Springfield corrugator plant was converted to a sheet plant in January, 2003. We do not operate any sheet-feeder plants. See "Properties" for the locations of our converting plants.

Raw Material Sources and Supply. The principal raw material used by our converting plants is paper and paperboard. Our converting plants receive approximately 98% of their paper and paperboard from our Longview mill either directly, through barter arrangements or through buy/sell arrangements whereby one of our converting plants acquires paper and paperboard from a third party's paper mill that is geographically closer to it than our Longview mill. In return, our mill supplies paper and paperboard to such third party's converting plant.

Sales and Customers. Sales of converted products are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers in turn report to regional divisional managers. We have approximately 90 full-time direct sales employees in our converted products segment.

We sell our converted products to over 3,500 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities, as many of our larger competitors do not find such specialty niches to have the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers' changing needs. During fiscal year 2002, our top 5 customers accounted for approximately 25% of our converted products net sales, with no customer accounting for more than 10% of segment net sales. The top 5 customers represented approximately 14% of our total net sales and our largest customer represented approximately 5% of our total net sales. Approximately 15% of our net sales were made pursuant to long-term contracts.

Energy

Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce 40 megawatts of power and the co-generation facility generally has a capacity to produce 60 megawatts of power. The primary contracts pursuant to which we purchased and sold power in the past have expired. Under current terms, we have agreed to use all of our steam-driven generator capacity for internal use and, except under limited circumstances, sell all of our power produced from our co-generation facility into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility and sell into the market, will change from period to period based on market conditions and our own power requirements. We do not expect sales of power to meaningfully contribute to our results in the coming year.

Competition

We compete to varying degrees with a number of U.S. and foreign forest, paper and packaging products companies in different product lines and in different quality segments within each product line. Each segment in which we compete is highly competitive. We compete on the basis of price and reputation, which


                                    Page 8
we support through our product consistency, modern facilities, highly trained workforce, manufacturing and delivery flexibility and experienced field sales force.

There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price and quality. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber in 2002. We believe we were the second largest U.S. exporter of logs to the Japanese market in 2002.

Our paper and paperboard segment primarily competes in the highly-concentrated U.S. unbleached kraft paper market. The 10 largest U.S. producers of kraft paper comprised approximately 79% of industry capacity. International Paper was the largest producer in 2002, based on industry capacity, and we believe we were the second largest. Abroad, we compete with many domestic producers as well as with foreign competitors such as Eurocan, New Zealand Paper and Canadian Forest Products. Competition in the unbleached kraft paper market is primarily based on price, service and quality.

In the world paperboard market we compete with many of the same foreign and domestic paper producers. We believe Smurfit-Stone Container was the largest producer in 2002 based on industry capacity. The paperboard market competes primarily in the same manner as does the paper market.

There are many competitors in the markets for our converted packaging products, including other large, vertically-integrated companies and numerous smaller companies. Although no single company is dominant in any particular market, we have significant competitors in this market, including Smurfit-Stone Container and Weyerhaeuser who are our main competitors. The packaging industry competes on price as well as design, quality and service, with varying emphasis on these factors depending on the product line. Due to the high cost of transporting corrugated containers, competition from foreign manufacturers does not have a significant impact on the corrugated container market in the United States.

We have listed below our principal competitors.

           Segments                          Principal Competitors
           Timber . . . . . . . . . . . . .  Weyerhaeuser Corporation
                                             Plum Creek
                                             Guistina
                                             Menasha
                                             Campbell Group Managed Holdings

           Paper and Paperboard
              Paper . . . . . . . . . . . .  International Paper
                                             Eurocan
                                             Canadian Forest Products
                                             Georgia-Pacific
                                             Smurfit-Stone
                                             Tolko
                                             Cascade

              Paperboard. . . . . . . . . .  Smurfit-Stone
                                             Georgia-Pacific
                                             Weyerhaeuser Corporation
                                             International Paper
                                             Temple-Inland

           Converted Products . . . . . . .  Smurfit-Stone
                                             Georgia-Pacific
                                             Weyerhaeuser Corporation
                                             International Paper
                                             PCA
                                             Temple Inland

                                    Page 9
Regulation

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

In fiscal year 2003, we expect to spend approximately $3 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $7 million on operating and other non-qualified expenditures relating to environmental matters.

Timberlands. Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities, which in some cases require us to establish buffer, or "no cut," zones in or along environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods to protect air quality. State and federal statutes and regulations also have the direct and indirect effect of controlling logging activities, including ancillary road construction and maintenance activities, by testing these activities' affect on, among other things, water quality, endangered species, or and certain ocean and inland shorelines or wetlands. Changes in these statutes and regulations, and related policies implementing them, including changes in enforcement policies or changes resulting from judicial actions or interpretations, can significantly affect local and regional timber harvest levels. For instance, in early 2002 an environmental group filed an action in Oregon, against the State Forester of the State of Oregon, that would, if successful, further restrict the use of private lands for timber harvesting in certain parts of the state where we own timberland

Water Quality and Wastewater. The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of



                                   Page 10
industrial wastewater and stormwater runoff into regulated public waters. Our manufacturing facilities are generally in compliance with NPDES wastewater and stormwater requirements.

Air Quality. The Clean Air Act regulates emissions into the air, and requires air permits that set limits on such air emissions. We anticipate making capital expenditures of approximately $4 to $7 million over the next three years for air pollution control additions and modifications to ensure compliance with air emissions standards and to accommodate facility production capacity increases.

The Environmental Protection Agency is developing "Maximum Achievable Technology," or MACT, standards for reducing hazardous air pollutants from specified categories of industrial processes with major emissions. These categories include boilers, paper coating and combustion turbines, some or all of which we participate in. While the EPA has not yet finalized the MACT standards and we do not expect compliance to be required until 2006, we expect that the final standards could eventually have an impact on our operations and require material expenditures.

Cluster Rule. The Environmental Protection Agency issued a final air and water quality rule for the pulp and paper industry, referred to as the "Cluster Rule" in 1998. This Cluster Rule is an integrated, multimedia regulation enacted to control the release of pollutants to two media from one industry.

Pulp and paper mills must meet standards for air emissions from several mill processes, including the cooking, washing and bleaching stages of pulp manufacturing.

The EPA also set effluent limits for wastewater discharged during the pulp bleaching process and in the final discharge from mills. The limits set for the bleaching process are significant to the pulp and paper industry as a whole, but should not affect our operations since we do not bleach pulp and have no plans to bleach pulp in the future. The most significant impacts to us result from the Cluster Rule air emissions requirements.

The Cluster Rule contains significant compliance milestones for air emissions in 2004, and for pulp and bleaching process in 2006. We estimate that over the next three to five years, capital expenditures required to comply with this regulatory program will range from $10 million to $15 million. The majority of these expenses will be facility changes and additions for air pollution control, the most significant of which will be replacing washer lines used to remove spent cooking chemicals from pulp after the digesting process at the Longview mill. The estimated cost of this replacement project is $8 million. We do not expect the costs associated with other individual Cluster Rule compliance projects to be material, but taken as a whole we estimate the cost will be up to $7 million.

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




                                   Page 11
Timber Exports. Federal law prohibits the export of unprocessed timber acquired from federal lands in the Western United States, or the substitution of unprocessed federal timber from the Western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the U.S. Department of Agriculture for a "sourcing area" within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. We have one such sourcing area.

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

Employees

As of October 31, 2002, we employed approximately 3,500 employees, of which approximately 2,160 employees were parties to collective bargaining agreements between us and one of five unions. We have 11 collective bargaining agreements, which expire at various dates through the year 2007, including one agreement covering approximately 104 employees that will expire in 2003. We believe that our relationship with our employees is good and we have a collective bargaining agreement with our 1,276 Longview mill employees that extends through 2006.

Available Information

Our Internet website address is www.longviewfibre.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.



























                                   Page 12
Item 2.  Properties

As of October 31, 2002, we owned in fee 570,685 acres of tree farms located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock thereon.

Our production facilities are listed below:

                                                         Approx.
                                                Approx. Building  Leased/
Production Facilities                                  Acres   Sq. Ft.   Owned

PULP, PAPER AND PAPERBOARD PRODUCTION FACILITY
  Longview, Washington(a). . . . . . . . . . . .  358   3,115,080  Owned

CONVERTED PRODUCTS PRODUCTION FACILITIES
  Amsterdam, New York (Corrugated Containers). . 11 219,840 Owned Bowling Green, Kentucky (Corrugated
    Containers)  . . . . . . . . . . . . . . . .   20     306,486  Owned
  Cedar City, Utah (Corrugated Containers)(b). .   22     143,000  Owned
  Cedar Rapids, Iowa (Corrugated Containers) . .   21     388,000  Owned
  Fridley, Minnesota (Corrugated Containers) . . 17 291,000 Owned Grand Forks, North Dakota (Corrugated
    Containers)(b) . . . . . . . . . . . . . . .   27      85,000  Owned
  Longview, Washington (Corrugated and Solid
    Fibre Containers). . . . . . . . . . . . . .  (a)         (a)  Owned
  Milwaukee, Wisconsin (Corrugated and Solid
    Fibre Containers). . . . . . . . . . . . . .   15     493,700  Owned
  Oakland, California (Corrugated Containers). .    7     215,500  Owned
  Seattle, Washington (Corrugated Containers). . 3 132,300 Owned Seward, Nebraska (Corrugated Containers)(b). . 18 85,000 Owned
  Spanish Fork, Utah (Corrugated Containers)(c). 25 519,000 Owned Spanish Fork, Utah (Merchandise and Specialty
    Bags). . . . . . . . . . . . . . . . . . . .  (c)         (c)  Owned
  Twin Falls, Idaho (Corrugated Containers). . . 12 446,000 Owned Waltham, Massachusetts (Merchandise and
    Specialty Bags). . . . . . . . . . . . . . .    3      94,600  Owned
  West Springfield, Massachusetts (Corrugated
    Containers)(b) . . . . . . . . . . . . . . .   11     230,460  Owned
  Yakima, Washington (Corrugated Containers) . .   18     419,000  Owned

WOOD CHIP PRODUCTION FACILITIES
  Bullfrog, Washington . . . . . . . . . . . . .   74         (d)  Owned
  Clarkston, Washington. . . . . . . . . . . . .   19         (d) Leased
  Clatskanie, Oregon (also log sorting). . . . .   23         (d)  Owned
  Kalama, Washington . . . . . . . . . . . . . .   12         (d) Leased

SAWMILL
  Leavenworth, Washington (also log sorting) . .   69     125,000  Owned
____________

(a) Our Longview facility is used for pulp, paper and paperboard production, converted products production and as our corporate headquarters.

(b) Corrugated sheet plants. Our West Springfield corrugator plant became a sheet plant in January 2003.

(c) Our Spanish Fork facilities are located in the same complex. These are considered separate facilities but share a common warehouse and other structures.

(d) Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.


                                   Page 13
In addition to the facilities listed above, we have eight strategically located corrugated container storage facilities that are used primarily as warehouse space. We also have one chip reload facility.

Item 3.  Legal Proceedings

We have agreed to participate in the arbitration of two disputes concerning our electric power generation. The first dispute involves approximately $2 million that we believe the Bonneville Power Administration or BPA, owes us for power we indirectly sold to BPA through our local public utility district pursuant to a now expired contract. The second dispute involves approximately $5 million that BPA claims is owed by our public utility district in connection with power we sold over the last several years. We have agreed with the public utility district that it may pass through to us as a cost under our contract the amount of such claim, if any, that is awarded to BPA in the arbitration. We do not believe that the results of these disputes will have a material financial impact on us.

As we previously reported, in 2002 we were named a defendant in numerous asbestos-related actions in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. In addition, we were named a defendant in one asbestos related action in Smith County, Mississippi, along with 265 other defendants. In October 2002, we were dismissed from the Smith County, Mississippi case. In Madison County, we were routinely dismissed from cases prior to their scheduled trial date. In January 2003, the Madison County, Illinois and St. Louis, Missouri plaintiffs agreed to dismiss us from all pending lawsuits in those jurisdictions. On January 24, 2003, an order of dismissal for the Madison County, Illinois cases was entered by the Court. In each instance, we were and will be dismissed without any payment or liability to the plaintiffs. Each of the dismissals is without prejudice.

We had also previously reported that we were a defendant in an asbestos-related case in King County, Washington. That case was recently fully settled for an immaterial amount that was covered by insurance. Other than the cases referred to above, we are not a party to any other asbestos-related proceeding.

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
















                                   Page 14
Item 4.  Submission of Matters to a Vote of Security Holders

Nothing was submitted to a vote of the shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Company

The executive officers of the Company as of December 31, 2002, and certain biographical information about each of these individuals, are set forth below:

                                                                 Executive
                                                                  Officer
Name                Age                 Office                     Since

R. P. Wollenberg    87      Chairman of the Board                  1953

R. H. Wollenberg    49      President and Chief Executive Officer  1996

R. J. Parker        54      Senior Vice President-Production       1994
                            and Mill Manager

K. D. Gettman       54      Senior Vice President-Container Group  2001

D. L. Bowden        67      Senior Vice President-Timber           1989

L. J. McLaughlin    47      Senior Vice President-Finance,
                            Secretary and Treasurer                1989

R. B. Arkell        72      Vice President-Industrial Relations
                            and General Counsel                    1986


Richard P. Wollenberg was elected Chairman of the Board in 1985, and has been a Director since 1946. He served as Chief Executive Officer from 1978 through October 2002 and as President from 1969 through September 2001. He is a member of the Executive Committee of the Board. Mr. Wollenberg has been active at Longview Fibre since 1939. Mr. Wollenberg received a bachelor of science degree in mechanical engineering from the University of California at Berkeley and a master's degree in business administration from Harvard University. Richard P. Wollenberg is the father of Richard H. Wollenberg and David A. Wollenberg.

Richard H. Wollenberg was elected Chief Executive Officer November 1, 2002 and has held the office of President since October 2001. He has been a Director since 1995 and is a member of the Executive Committee and Nominating/Corporate Governance Committee of the Board. Mr. Wollenberg previously served as Chief Operating Officer from October 2001 through October 2002, Executive Vice President from January 2001 through September 2001, and as Vice President-Production, Western Container Division from January 1995 through December 2000. Mr. Wollenberg has been with Longview Fibre since 1988. He received a juris doctorate from Willamette University and a bachelor of philosophy degree from Reed College.

Richard J. Parker was elected Senior Vice President-Production and Mill Manager in 1994 and was a Director from 1997 to January 28, 2003. He previously served as Vice President and Assistant to the President, and Pulp Mill Superintendent and has been with Longview Fibre since 1972. Mr. Parker received a bachelor of science degree in chemical engineering from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.




                                   Page 15
Ken D. Gettman was elected Senior Vice President-Container Group in September 2001, effective October 1, 2001. He previously served as Vice President-Sales, Western Container Division from January 1998 to September 2001 and Sales Manager from 1994 to 1997. Mr. Gettman has been with Longview Fibre since 1967.

David L. Bowden was elected Senior Vice President-Timber in 1992, and has been a Director since 1990. He previously served as Vice President-Timber. He serves on the Executive Committee of the Board. Mr. Bowden has been with Longview Fibre since 1960. Mr. Bowden received a bachelor of science degree in forest engineering from Oregon State University.

Lisa J. McLaughlin was elected Senior Vice President-Finance, Secretary and Treasurer in 1992 and has been a Director since 1992. Mrs. McLaughlin previously served as Vice President-Finance, Secretary and Treasurer and has been with Longview Fibre since 1977. Mrs. McLaughlin received a bachelor of arts degree in business administration from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.

Robert B. Arkell was elected Vice President-Industrial Relations and General Counsel in 1979 and has been a Director since 1986. He is a member of the Nominating/Corporate Governance Committee of the Board. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington. Mr. Arkell received a juris doctorate from the University of California, Hastings College of Law, and a bachelor of business administration degree from the University of Washington.

Each of our officers is elected to their positions at the board of directors' annual meeting in January of each year. They serve until the next annual meeting or until their resignation, removal or appointment of a successor.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock trades on the New York Stock Exchange under the symbol "LFB". The following table sets forth, for the periods indicated, the range of high and low market prices for our common stock as reported by the New York Stock Exchange.
            Fiscal         2002   	       2001
            Quarter   High     Low	  High     Low
            1st     $12.75  $10.62	$14.25  $12.50
            2nd      11.07    9.85	 14.12   11.30
            3rd      10.48    7.83	 13.98   11.70
            4th       8.30    5.38	 13.10    8.30

We estimate that there are approximately 8,000 beneficial owners of our common stock.

Dividends paid per share paid in fiscal 2002, 2001 and 2000:

                         2002      2001       2000
            January     $0.03     $0.12      $0.12
            April        0.00      0.12       0.12
            July         0.00      0.12       0.12
            October      0.00      0.12       0.12
                        $0.03     $0.48      $0.48

Our financing arrangements outstanding from time to time include covenants that restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                   Page 16

Item 6.  Selected Financial Data

The following table sets forth selected financial information concerning our company and should be read in conjunction with the audited financial statements and notes included in "Financial Statements and Supplementary Data."

(dollars in thousands except per share)        2002       2001       2000       1999       1998
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . .  $  769,281 $  875,955 $  876,298 $  774,349 $  753,244
  Timber. . . . . . . . . . . . . . . .     172,178    161,129    161,586    170,992    166,037
  Paper and paperboard. . . . . . . . .     174,920    195,765    255,025    226,330    193,154
  Converted products. . . . . . . . . .     417,451    441,975    451,195    377,027    394,053
  Power . . . . . . . . . . . . . . . .       4,732     77,086      8,492          -          -
Cost of products sold, including
  outward freight . . . . . . . . . . .     655,028    725,313    710,235    644,071    666,960
Gross profit. . . . . . . . . . . . . .     114,253    150,642    166,063    130,278     86,284
Selling, administrative and general
  expenses. . . . . . . . . . . . . . .      73,976     74,895     69,098     62,670     64,693
Operating profit. . . . . . . . . . . .      40,277     75,747     96,965     67,608     21,591
  Timber. . . . . . . . . . . . . . . .      71,212     65,238     69,438     83,207     74,470
  Paper and paperboard (a). . . . . . .     (18,214)     2,173      6,472     (4,114)   (13,009)
  Converted products (a). . . . . . . .     (12,721)     8,336     21,055    (11,485)   (39,870)
Interest expensed . . . . . . . . . . .     (44,858)   (39,626)   (40,115)   (38,703)   (39,935)
Other income. . . . . . . . . . . . . .       7,914      1,546      2,097      2,579      4,192
Income (loss) before income taxes . . .       3,333     37,667     58,947     31,484    (14,152)
Provision for income taxes. . . . . . .      (1,800)    13,000     21,300     11,500     (7,500)
Net income (loss) . . . . . . . . . . .       5,133     24,667     37,647     19,984     (6,652)

PER SHARE
Net income (loss) . . . . . . . . . . .  $     0.10 $     0.48 $     0.73 $     0.39  $   (0.13)
Dividends . . . . . . . . . . . . . . .        0.03       0.48       0.48       0.28       0.54
Earnings reinvested in the business . .        0.07          -       0.25       0.11      (0.67)
Shareholders' equity at year-end. . . .        8.40       8.33       8.38       8.14       8.03
Average shares outstanding (thousands).      51,077     51,152     51,677     51,677     51,677
Shares outstanding at year-end
 (thousands). . . . . . . . . . . . . .      51,077     51,077     51,577     51,677     51,677

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . .  $1,306,442 $1,324,448 $1,276,690 $1,212,753 $1,263,343
Working capital . . . . . . . . . . . .      37,116     38,059     42,378     68,001     55,318
Capital assets. . . . . . . . . . . . .     989,293  1,025,833    981,937    947,359  1,004,837
Deferred tax liabilities - net. . . . .     191,742    184,947    171,518    153,945    142,827
Long-term debt. . . . . . . . . . . . .     510,195    540,400    490,900    495,900    547,018
Shareholders' equity. . . . . . . . . .     428,996    425,395    432,042    420,463    414,949

(a) Includes allocated results from power sales.

OTHER DATA
Sales:  Logs, thousands of board feet .     278,166    235,053    209,460    229,839    234,799
        Lumber, thousands of board feet      93,893     99,919     93,035     84,513     76,251
        Paper, tons . . . . . . . . . .     243,946    251,751    297,935    241,221    221,141
        Paperboard, tons. . . . . . . .      79,885    105,961    182,644    240,295    139,509
        Converted products, tons. . . .     519,652    535,183    550,070    499,815    523,734
        Logs, $/thousand board feet . .  $      509 $      548 $      613 $      605 $      598
        Lumber, $/thousand board feet .         327        323        357        378        336
        Paper, $/ton FOB mill equivalent        568        590        580        565        610
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . .         328        348        384        333        353
        Converted products, $/ton . . .         803        826        820        754        752
Primary production, tons. . . . . . . .     872,536    954,328  1,048,167  1,015,839    902,924
Employees . . . . . . . . . . . . . . .       3,500      3,700      3,750      3,650      3,700
Funds:  Used for plant and equipment. .  $   40,382 $  115,530 $   99,642 $   29,237 $   73,054
     Used for timber and timberlands. .       3,584      4,101      6,532      3,541     15,622


                                            Page 17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this annual report. See "Forward-Looking Statements."

Overview

Our business is organized into three segments: timber, paper and paperboard, and converted products. We benefit from significant integration between our business segments. During fiscal year 2002, our paper and paperboard segment obtained approximately 8% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converted products segment obtained approximately 98% of its paper and paperboard requirements from our Longview mill, representing approximately 65% of total mill production. In addition, our business segments share centralized corporate management, accounting, human resources and information systems support. Our fiscal year ends on October 31.

Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect allocations of selling, general and administrative expenses on the basis of the relative cost to produce products in each segment. In the case of intercompany transfers of products between segments, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, paperboard acquired from our paper mill and used in our converting operations is assigned a transfer price equal to the paper mill's cost. Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

Our timber segment owns and operates timberlands in Oregon and Washington and produces logs for sale in the domestic and export markets. During fiscal year 2002, our domestic customers consisted of approximately 60 independent sawmills and plywood plants. Results of operations for our timber segment also include our sawmill. Net sales of our timber segment are primarily affected by housing starts and other construction activity in the domestic and Japanese markets. Construction activity is influenced by mortgage interest rates and general economic conditions in those markets. Net sales in this segment are also affected by supply-side factors such as government regulation restricting the harvest of timber from public and certain private lands and competition from logs supplied by foreign producers, especially Canadian producers. The strength of the Japanese export market can significantly influence the results of our timber segment since our sales into that market tend to be at higher prices than sales into the domestic market. Because all of our sales are U.S. dollar denominated, our export sales are also significantly influenced by the relative strength of the U.S. dollar. Cost of products sold in the timber segment primarily include contract logging expense, the cost of operating our sawmill, and depletion, which is based on the historical cost of timber that is harvested.

Our paper and paperboard segment produces a wide variety of paper and paperboard at our Longview mill. We sell our paper and paperboard products to a number of domestic and export customers. In fiscal year 2002, our converted products segment used approximately 65% of our paper and paperboard output. Net sales in the paper and paperboard segment are primarily affected by general economic activity in the United States and Southeast Asia and the relative strength of the U.S. dollar. Average prices in this segment have also been favorably affected by industry capacity rationalization over the

                                   Page 18
last several years. The demand for certain specialty products manufactured by our paper and paperboard segment tends to be less dependent on the economic cycles affecting the commodity paper market. The major component of cost of products sold for the paper and paperboard segment is fiber, which consists primarily of wood chips, but also includes sawdust and recycled materials. We have invested in processes that allow us to use an increased amount of less expensive sawdust and recycled materials in making our paper and paperboard products. Cost of products sold also includes labor, energy and chemicals used in processing.

Our converted products segment produces corrugated containers, solid fiber boxes, creative point-of-purchase displays, handle shopping bags and merchandise bags. Nearly all of our converted products are sold domestically for end uses that include packaging for consumables such as fresh and frozen produce and beverages, as well as for toys, furniture and electronics. Net sales in the converted products segment are primarily affected by general economic activity in the United States. The primary constituent materials for converted products are paper and paperboard. Our converted products segment obtained approximately 98% of its paper and paperboard requirements from our Longview mill. Cost of products sold also includes energy, labor, ink and glue.

Our Longview mill contains six steam-driven generators and one natural gas-fired co-generation facility, all of which are capable of producing electrical power. During fiscal year 2001, we elected, based on the relationship between rates we could obtain for third-party sales of electricity and the cost to us of purchasing electricity and natural gas, to sell a significant percentage of the electricity that we generated into the market. As a result, we realized $77.1 million from net sales of electrical power during that period and allocated the operating profit from those sales to the paper and paperboard and converted products segments based on the relative cost to produce products in each segment. The primary contracts pursuant to which we purchased and sold power in fiscal year 2001 expired and, under new terms, we have significantly less flexibility in selling and using power generated by our facilities. However, during the first fiscal quarter of 2002, we elected to sell electrical power. Due to poor margins, we discontinued the sale of electrical power in January 2002. We also sold a minor amount of electrical power in the fourth quarter of fiscal year 2002. Electrical power sales for fiscal year 2002 were $4.7 million producing an operating loss of $5.7 million. We allocated the operating loss to our manufacturing segments with a loss of $2.3 million to the paper and paperboard segment and a loss of $3.4 million to our converted products segment. Operating profit from the sale of power totaled $35.0 million for fiscal year 2001, of which $15.6 million was allocated to the paper and paperboard segment and $19.4 million was allocated to the converted products segment.

Our future decisions concerning electrical power generation, including the extent to which we operate our co-generation facility for sales into the market, will change from period to period based on market conditions. We do not expect sales of power to meaningfully contribute to our results in the coming year.

We can curtail the operation of certain of our equipment and facilities from time to time to provide us with flexibility in managing our operations and cost structure. In order to meet market conditions and to maximize the efficient use of our paper machines, we curtailed three of our twelve paper machines for substantially all of fiscal year 2002 and for part of fiscal year 2001. In addition, we may curtail the operation of certain of our converting facilities if we believe it is advantageous to do so. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset or group of assets may not be recovered. Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset or group of assets may not be recoverable, impairment exists, and the asset's book value is written down to its estimated realizable value.

                                   Page 19
Results of Operations
The following table highlights our net sales and profits for the periods indicated:

                                                           Audited
                                                Fiscal Years Ended October 31

(thousands)                                         2002       2001      2000
Net Sales. . . . . . . . . . . . . . . . . . .  $769,281   $875,955  $876,298
      Timber . . . . . . . . . . . . . . . . .   172,178    161,129   161,586
      Paper and paperboard . . . . . . . . . .   174,920    195,765   255,025
      Converted products . . . . . . . . . . .   417,451    441,975   451,195
      Power. . . . . . . . . . . . . . . . . .     4,732     77,086     8,492
Cost of products sold. . . . . . . . . . . . .   655,028    725,313   710,235
Selling, administrative and general expenses .    73,976     74,895    69,098
Operating Profit . . . . . . . . . . . . . . .    40,277     75,747    96,965
      Timber . . . . . . . . . . . . . . . . .    71,212     65,238    69,438
      Paper and paperboard (1) . . . . . . . .   (18,214)     2,173     6,472
      Converted products (1) . . . . . . . . .   (12,721)     8,336    21,055
Interest expensed. . . . . . . . . . . . . . .   (44,858)   (39,626)  (40,115)
Net Income . . . . . . . . . . . . . . . . . .  $  5,133   $ 24,667  $ 37,647

(1)  Includes allocated power profits.

Fiscal Year 2002 Compared to Fiscal Year 2001

Consolidated Results

Net sales. Fiscal year 2002 net sales were $769.3 million compared with $876.0 million for fiscal year 2001. Net sales decreased 12.2% as a result of a $72.4 million decrease in net sales of internally generated power to third parties, a decrease in net sales in our paper and paperboard segment of $20.8 million, or 10.6%, and in our converted products segment of $24.5 million, or 5.5%, offset in part by an increase in net sales in our timber segment of $11.0 million, or 6.9%. See "Selected Segment Results" below.
Cost of products sold. Fiscal year 2002 cost of products sold was $655.0 million, or 85.1% of net sales, compared with $725.3 million, or 82.8% of net sales for fiscal year 2001. This increase as a percentage of net sales was primarily the result of a 14% increase in natural gas costs per unit, a 40% increase in cost of electrical power purchased from third parties per unit, a 13% increase in old corrugated containers (OCC) costs and losses on third-party power sales. These cost increases were partially offset by an approximate 18% decrease in average wood chip costs. Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $75.8 million for fiscal year 2002 compared with $71.6 million for fiscal year 2001. Selling, general and administrative expenses. Fiscal year 2002 selling, general and administrative expenses were $74.0 million, or 9.6% of net sales, compared with $74.9 million, or 8.6% of net sales, for fiscal year 2001. This increase as a percentage of net sales was primarily attributable to a decrease in net sales, costs associated with our business process improvement plan and increased health and welfare costs.
Operating profit. Fiscal year 2002 operating profit was $40.3 million, or 5.2% of net sales, compared with $75.7 million, or 8.6% of net sales, for fiscal year 2001. See "Selected Segment Results" below.



                                   Page 20
Provision (benefit) for taxes on income. Fiscal year 2002 provision (benefit) for income taxes was $(1.8) million. Fiscal year 2001 provision for income taxes was $13.0 million, reflecting a tax rate of 34.5%. The decrease was primarily the result of a decrease in net income and a settlement with the IRS of several tax issues providing a total benefit to the company of approximately $2.5 million.
Net income. For the reasons noted above, net income decreased to $5.1 million in fiscal year 2002 from $24.7 million in fiscal year 2001, representing a 79.2% decrease.
Selected Segment Results

Timber
                                      Fiscal Years Ended
                                          October 31
                                                             Percentage
                                          2002      2001  Increase/(Decrease)

Timber net sales, $ millions           $  172.2  $  161.1         6.9 %
Timber operating profit, $ millions        71.2      65.2         9.2 %
Logs, thousands of board feet           278,166   235,053        18.3 %
Lumber, thousands of board feet          93,893    99,919        (6.0)%
Logs, $/thousand board feet            $    509  $    548        (7.1)%
Lumber, $/thousand board feet               327       323         1.2 %


Fiscal year 2002 timber net sales were $172.2 million, compared with $161.1 million for fiscal year 2001. This 6.9% increase was primarily due to an 18.3% increase in log volume sold and improved lumber prices, partially offset by a decrease in log prices of 7.1% and a decrease in lumber volume of 6.0%. Due to the relatively strong demand in the domestic log market, the company was able to temporarily increase harvest levels to improve operating results and cash flow. The overall log price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. However, as a consequence of midyear improvement in the exchange rate, export prices improved modestly in the fourth fiscal quarter of 2002. Fiscal year 2002 export sales in the timber segment were $45.9 million, or 26.7%, of timber net sales compared with $54.5 million, or 33.8%, for fiscal year 2001. This decline was a result of decreases in export log prices and less lumber sold in the export market. Fiscal year 2002 timber operating profit was $71.2 million, compared with $65.2 million for fiscal year 2001. The primary reason for this 9.2% improvement was an increase in log volume sold, partially offset by a decrease in average log prices.

Paper and Paperboard
                                       Fiscal Years Ended
                                           October 31
                                                             Percentage
                                          2002      2001  Increase/(Decrease)

Paper and Paperboard net sales,
 $ millions                           $  174.9  $  195.8        (10.6)%
Paper and Paperboard operating profit,
 $ millions                              (18.2)      2.2            -
Paper, tons                            243,946   251,751         (3.1)%
Paperboard, tons                        79,885   105,961        (24.6)%
Paper, $/ton FOB mill equivalent      $    568  $    590         (3.7)%
Paperboard, $/ton FOB mill equivalent      328       348         (5.7)%


                                   Page 21
Fiscal year 2002 paper and paperboard net sales were $174.9 million, compared with $195.8 million for fiscal 2001. This 10.6% decrease is primarily due to a 24.6% and 5.7% decrease in paperboard volume and price and a 3.1% and 3.7% decrease in paper volume and price, respectively. Paperboard volume decreased primarily as a result of our decision not to sell into the Asian market at prices that were depressed. Paperboard prices were negatively affected by increased competition in the export market and the strength of the U.S. dollar. Paper volume and prices decreased primarily as a result of the general economic slowdown in the U.S. market. However, the weaker U.S. dollar in the second half of 2002 decreased imports of Kraft paper to the United States and increased export pricing and demand. Combined with machine shutdowns and consolidation of converters, both demand and product pricing for most grades improved in the fourth quarter, both domestically and for our export sales. Demand and pricing has especially improved in the fourth quarter for light weight Kraft paper with high OCC content and TEA-Kraft? (semi-extensible) paper for use in multiwall bags. Fiscal year 2002 export sales in the paper and paperboard segment were $47.6 million, or 27.2% of paper and paperboard net sales, compared with $60.2 million, or 30.7%, for fiscal year 2001. Fiscal year 2002 paper and paperboard operating loss was $18.2 million, compared with an operating profit of $2.2 million for fiscal year 2001. Operating results were negatively affected by losses from the sale of electrical power allocated to the paper and paperboard segment. We allocated losses of $2.3 million to the segment as a result of power sales in fiscal year 2002, compared with allocated operating profits of $15.6 million in fiscal year 2001. Operating results were also negatively affected by a 40% increase in the cost of electrical power per unit, 14% increase in natural gas costs per unit, a 13% increase in the cost of OCC and lower sales prices. As a result of operating losses incurred early in the year, the mill operating schedule and crew levels were changed to run and staff nine of our twelve paper machines creating a more steady operation and allowing us to better manage raw material purchases. Due to the new schedule and the availability of lower cost residual wood chips, we used a lower proportion of more expensive chips produced from whole log chipping operations. Operating results were favorably impacted by an 18% reduction in average wood chip costs and improved labor productivity. The mill operated at 73% of capacity during fiscal year 2002 compared with 80% during fiscal year 2001.

Converted Products                     Fiscal Years Ended

                                           October 31
                                                             Percentage
                                          2002      2001  Increase/(Decrease

Converted products sales, $ millions  $  417.5  $  442.0        (5.5)%
Converted products operating profit,
 $ millions                              (12.7)      8.3           -
Converted Products, tons               519,652   535,183        (2.9)%
Converted Products, $/ton             $    803  $    826        (2.8)%

Fiscal year 2002 converted products net sales were $417.5 million compared with $442.0 million for fiscal year 2001. Converted products volume decreased 2.9% and average price decreased 2.8%. This deterioration was primarily the result of the general slowdown in the domestic economy. Fiscal year 2002 converted products operating loss was $12.7 million, compared with an operating profit of $8.3 million for fiscal year 2001. Operating results were negatively affected primarily by allocated operating losses from the sale of electrical power of $3.4 million for fiscal year 2002, compared with allocated operating profits of $19.4 million in fiscal year 2001. Operating results were also negatively affected by volume and price declines and the increased cost of paper and paperboard supplied to us by the Longview mill. The average mill cost of paper and paperboard supplied to our converting plants increased 1.4% for fiscal year 2002 as compared to fiscal year 2001. Labor productivity improved for the year resulting from changing our operating schedules and crew levels to match customer demand. Substantial progress has been made in reducing rollstock and finished goods inventories and controllable waste.

                                   Page 22
Fiscal Year 2001 Compared to Fiscal Year 2000
Consolidated Results
Net sales. Fiscal year 2001 net sales were $876.0 million, compared with $876.3 million for fiscal year 2000. Net sales remained relatively unchanged as a result of an incremental $68.6 million of opportunistic net sales of internally generated power to third-parties on economically favorable terms, offset by a decrease in net sales in our paper and paperboard segments of $59.3 million, or 23.2%, and in our converted products segment of $9.2 million, or 2.0%. See "Selected Segment Results" below.
Cost of products sold. Fiscal year 2001 cost of products sold was $725.3 million, or 82.8% of net sales, compared with $710.2 million, or 81.0% of net sales, for fiscal year 2000. This increase as a percentage of net sales was primarily due to a 5% increase in average wood chip costs and a 59% increase in average natural gas costs at the Longview mill, which were partially due to increased power sales discussed above. These were partially offset by an approximately 29% decrease in average OCC costs and high margins on power sales. Our cost of products sold includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $71.6 million for fiscal year 2001, compared with $67.4 million for fiscal year 2000.
Selling, general and administrative expenses. Fiscal year 2001 selling, general and administrative expenses were $74.9 million, or 8.6% of net sales, compared with $69.1 million, or 7.9% of net sales, for fiscal year 2000. This increase as a percentage of net sales was primarily attributable to salary increases including market adjustments, the opening of our new Bowling Green, Kentucky converting plant and costs associated with our business process improvement plan.
Operating profit. Fiscal year 2001 operating profit was $75.7 million, or 8.6% of net sales, compared with $97.0 million, or 11.1% of net sales, for the fiscal year 2000. See "Selected Segment Results" below.
Provision for taxes on income. Fiscal year 2001 provision for income taxes was $13.0 million, reflecting a tax rate of 34.5%. Fiscal year 2000 provision for income taxes was $21.3 million, reflecting a tax rate of 36.1%. The decrease was primarily the result of a decrease in net income.
Net income. For the reasons noted above, net income decreased to $24.7 million from $37.6 million in fiscal year 2000, representing a 34.5% decrease. Selected Segment Results

Timber
                                       Fiscal Years Ended
                                          October 31
                                                             Percentage
                                          2001      2000  Increase/(Decrease)

Timber net sales, $ millions           $  161.1  $  161.6       (0.3)%
Timber operating profit, $ millions        65.2      69.4       (6.0)%
Logs, thousands of board feet           235,053   209,460       12.2 %
Lumber, thousands of board feet          99,919    93,035        7.4 %
Logs, $/thousand board feet            $    548  $    613      (10.6)%
Lumber, $/thousand board feet               323       357       (9.5)%


                                   Page 23
Fiscal year 2001 timber net sales were $161.1 million, compared with $161.6 million for fiscal year 2000. The fiscal year 2001 results were impacted by a decrease in log prices of 10.6% and a decrease in lumber prices of 9.5%, offset by an increase in log volume of 12.2% and an increase in lumber volume of 7.4%. The price decline was in part due to a soft Japanese housing market and adverse U.S. dollar to Japanese yen exchange rates. Weak export market prices significantly influence our average prices as export prices tend to be significantly higher than domestic prices. The volume increases were largely due to relatively strong demand in the domestic market, where prices, although lower overall in fiscal year 2001, improved from levels in the first half of the year, as well as to greater timber harvesting in 2001 as a result of improved logging conditions over those experienced in 2000. Fiscal year 2001 export sales in the timber segment were $54.5 million, or 33.8%, of timber net sales compared with $66.4 million, or 41.1%, for fiscal year 2000. This decrease was a result of export price and volume declines. Fiscal year 2001 timber operating profit was $65.2 million, compared with $69.4 million for fiscal year 2000. The primary reason for this 6.0% decline was a decrease in average log and lumber prices, partially offset by an increase in log and lumber volume due to relatively strong demand in the domestic market and less curtailment of harvesting in fiscal year 2001, which resulted in some shifting of export sales to domestic sales.

Paper and Paperboard
                                        Fiscal Years Ended
                                           October 31
                                                             Percentage
                                          2001      2000  Increase/(Decrease)

Paper and Paperboard net sales,
 $ millions                           $  195.8  $  255.0         (23.2)%
Paper and Paperboard operating profit,
 $ millions                                2.2       6.5         (66.4)%
Paper, tons                            251,751   297,935         (15.5)%
Paperboard, tons                       105,961   182,644         (42.0)%
Paper, $/ton FOB mill equivalent      $    590  $    580           1.7 %
Paperboard, $/ton FOB mill equivalent      348       384          (9.4)%

Fiscal year 2001 paper and paperboard net sales were $195.8 million, compared with $255.0 million for fiscal year 2000. This 23.2% decrease is primarily due to a 25.6% decrease in paper and paperboard volume, along with a decrease in paperboard pricing, partially offset by an increase in paper pricing. Paperboard volume decreased by 42.0% primarily as a result of our decision not to sell into the Asian market at prices that were depressed due to a general worsening of business conditions in Asia and the strength of the U.S. dollar. In addition, Chinese and other Asian producers added Kraft top recycled linerboard capacity that tended to reduce export Kraft linerboard prices. As a result of our decision, we have fully curtailed our least efficient paperboard machine in addition to curtailing two other machines to match production with incoming orders. Fiscal year 2001 export sales in the paper and paperboard segment were $60.2 million, or 30.7%, of paper and paperboard net sales, compared with $95.8 million, or 37.6%, for fiscal year 2000. Paper volume decreased as a result of a general economic slowdown in the U.S. market and increased competition from European producers in the export market due to, among other things, strength in the U.S. dollar. However, paper prices increased due to a change in our product mix as we continued to increase sales of TEA-Kraft? paper in the domestic market and other value-added products. Fiscal year 2001 paper and paperboard operating profit was $2.2 million, compared with $6.5 million for fiscal year 2000. Operating profits were negatively impacted by a 5% increase in the average cost of wood chips. In fiscal year 2001, residual wood chip costs increased and we used a greater proportion of more expensive wood chips from whole log chipping operations.
We have since reduced our use of whole log chips and are taking advantage of



                                   Page 24
lower-cost residual chips. Operating profits were also negatively affected by increased costs caused by low machine utilization rates in the first half of fiscal year 2001 and higher energy prices. Operating profits were favorably impacted by the profits from the sale of electrical power allocated to the paper and paperboard segment. We allocated $15.6 million to the segment operating profit as a result of power sales in fiscal year 2001, compared with $1.3 million in fiscal year 2000. The basis for this allocation was consistent with the method used to allocate identifiable assets and other costs between segments. These sales had the effect of significantly increasing our energy costs for operation of the paper and paperboard segment as well as increasing our requirements for natural gas used to fuel the co-generation facility. Due to the increased sale of power in fiscal year 2001, plus the increased cost of natural gas, energy costs increased from 8% to 14% of paper and paperboard and converted products net sales (including allocated power sales) in fiscal years 2000 and 2001, respectively. However, energy prices have decreased in the fourth quarter of fiscal year 2001 and we expect decreased sales of energy into the market in fiscal year 2002. The Longview mill operated at 80% of capacity during fiscal year 2001 compared with 88% during fiscal year 2000.

Converted Products
                                        Fiscal Years Ended
                                           October 31
                                                             Percentage
                                          2001      2000  Increase/(Decrease

Converted products sales, $ millions  $  442.0  $  451.2        (2.0)%
Converted products operating profit,
 $ millions                                8.3      21.1       (60.4)%
Converted Products, tons               535,183   550,070        (2.7)%
Converted Products, $/ton             $    826  $    820         0.7 %

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

Liquidity and Capital Resources

Net cash provided by operations was $63.9 million in fiscal year 2002, $110.5 million in fiscal year 2001 and $112.4 million in fiscal year 2000. The decreases in fiscal years 2002 and 2001 were primarily due to decreases in


                                   Page 25
operating profits during each of those fiscal years. For the fiscal year 2002, net cash provided by operations was negatively impacted by a $5.7 million operating loss attributable to power sales compared to $35.0 million of operating profit attributable to power sales in fiscal year 2001. We do not expect power sales to meaningfully contribute to cash provided by operations for fiscal year 2003.

Net cash used for investing was $36.9 million in fiscal year 2002, $118.5 million in fiscal year 2001 and $104.9 million in fiscal year 2000. Our capital expenditures, including timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance, were $44.0 million in fiscal year 2002, $119.6 million in fiscal year 2001 and $106.2 million in fiscal year 2000. In fiscal year 2000, we started a capital program to enable us to increase our domestic converted products business in an effort to reduce our reliance on selling into the competitive export paperboard market. This program has been substantially completed. Significant capital expenditures in 2001 included the construction of our new Bowling Green, Kentucky converting plant; purchasing of flexo folder gluers, expansion of the material handling system and other equipment upgrades at our Spanish Fork, Utah converting plant; upgrading our Amsterdam, New York converting facility by expanding the building, increasing the corrugator's capacity and purchasing a flexo folder gluer; and the completion of the replacement of the press section of a paper machine which began in 2000. Significant capital expenditures in fiscal year 2000 included the purchase of a corrugator for our Spanish Fork converting plant; the construction of our Seward, Nebraska converting plant; the rebuilding of a paper machine; and the commencement of work to replace the press section on a paper machine. As a result of these substantial capital investments, we substantially reduced our capital expenditures for fiscal 2002.

Capital expenditures are expected to total approximately $43.0 million for fiscal year 2003, and between $50.0 to $60.0 million for fiscal year 2004, including expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance.

Net cash used for financing was $27.0 million in fiscal year 2002, while net cash provided by financing was $8.0 million in fiscal year 2001 and net cash used for financing was $7.6 million in fiscal year 2000. The change for 2002 primarily reflects a $19.0 million decrease in borrowings resulting from reduced capital expenditures and dividends. The change in fiscal year 2001 primarily reflects a $39.4 million increase in borrowings during fiscal year 2001 to fund capital expenditures such as the construction of our Bowling Green, Kentucky converting plant and the purchase of founders' stock for $6.8 million. Debt increased by $10.0 million in fiscal year 2000.

During fiscal year 2002, we did not purchase shares of our stock. During fiscal years 2001 and 2000, we purchased an aggregate of 500,000 and 100,000 shares of our stock for approximately $6.8 million and $1.3 million, respectively.

Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. Cash dividends of $0.03 per share were declared and paid in the first fiscal quarter of 2002 in the aggregate amount of $1.5 million. There were no additional dividends declared or paid in the remainder of fiscal year 2002. The first fiscal quarter 2002 dividend reduction from prior levels was based on fourth fiscal quarter 2001 earnings. The suspension of the dividend for the remainder of fiscal year 2002 was due primarily to the net loss incurred in the first six months of 2002 and economic conditions that were negatively affecting our business. During fiscal year 2001, we declared and paid total dividends of $0.48 per share, for an aggregate amount of $24.6 million. Dividends of $0.48 per share were paid in fiscal year 2000 in the aggregate amount of $24.8 million. Our primary financing arrangements restrict the amount of dividends we may declare based on certain financial performance tests. However, the suspension of our dividend is not a result of those restrictions.


                                   Page 26
During the first fiscal quarter 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and irrevocably place into an escrow account $20.5 million, the amount that, together with interest accrued in the escrow account, was sufficient to repay our $20.0 million 6.76% Senior Notes due August 15, 2002, at their maturity.

In the second fiscal quarter 2002, we entered into two fixed-to-floating interest rate swaps, for a total of $70.0 million of the $215 million of senior subordinated notes, at an initial 426 basis points above LIBOR. The purpose of the swaps is to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. In October 2002, due to lower interest rates and changes in the yield curve, we monetized the gain on the fixed-to-floating swaps of $5.4 million by terminating the swap agreements and simultaneously entering into two new fixed-to-floating interest rate swaps. The proceeds of the $5.4 million gain were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of the underlying debt, which matures in 2009. Under the new swaps, fixed interest payments on $40.0 million of Notes was swapped for variable rate payments at an initial 623.75 basis points above LIBOR, and $30.0 million of Notes at 575 basis points above LIBOR.

At October 31, 2002, our financial position for borrowed debt included long-term debt of $572.2 million, including current installments of long-term debt of $62.4 million. Additionally, short-term borrowings at October 31, 2002 were $2.0 million.

At October 31, 2002, we had $124 million outstanding under our $250 million senior unsecured revolving credit facility. In addition, we had $213.8 million of Notes outstanding. Also outstanding at October 31, 2002, were other various senior notes totaling $204.5 million, $5.0 million under an unsecured and uncommitted bank line of credit, and revenue bonds of $26.9 million. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. The company was in compliance with such covenants at October 31, 2002.

For the quarter ended July 31, 2002, we obtained amendments from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. The amendments reducing the coverage requirements are effective for the quarters ended July 31, 2002 through April 30, 2003. In connection with the grant of amendments we agreed to pay certain fees. As a result of amendments to certain senior notes obtained in 1999, we continue to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for our unsecured debt.

During fiscal year 2002, our outstanding debt generally exceeded historical levels due to borrowings made in connection with substantial expenditures related to the capital improvement program that we have engaged in since fiscal year 2000, plus some timberland acquisitions, as well as the payment of dividends and stock repurchases in 2001 and decreased operating profit in fiscal years 2002 and 2001 as compared to fiscal year 2000. We have substantially completed the capital investment program initiated in 2000 and reduced our debt to $574 million at the end of fiscal year 2002 from $593 million at the end of fiscal year 2001 and $643 million at January 31, 2002. We expect to continue to reduce debt to more moderate levels by continuing substantial reduction of capital expenditures over the next few years and improving operating results by reducing our raw material costs, lowering our


                                   Page 27
cost of procurement and balancing our staffing levels consistent with current orders. In addition, we have suspended our dividend until operating profits and cash flow return to more acceptable levels.

As of October 31, 2002, our aggregate annual debt principal repayments are as follows:

                                                 Principal
   Fiscal Year                                    Amount

   2003                                       $  67,400,000
   2004                                                   -
   2005 (a)                                     154,000,000
   2006                                          85,500,000
   2007                                                   -
   2008                                          24,000,000
   2009                                         215,000,000
   2010-2018                                     29,500,000

(a) Includes $124 million drawn on our $250 million revolving credit facility.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our uncommitted line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

Other

We continually review any known environmental exposures including the cost of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

Although we believe that we are in substantial compliance with federal, state and local laws regarding environmental quality, the Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule." We estimate that over the next 3 to 5 years required pollution control capital expenditures could range from $10.0 million to $15.0 million. We have included these estimated expenditures in our capital expenditure budget discussed above.

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

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and interest rate swaps. The interest rates applied to our variable rate borrowings and swaps are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, other than our entering into two interest rate swaps to


                                   Page 28
obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.3 million based on our outstanding debt as of October 31, 2002.

Forward-Looking Statements

This Annual Report contains forward-looking statements, including statements concerning:

* anticipated improvement of operating results and earnings and expected cost reductions;

* anticipated reductions in working capital needs, including reducing inventory and raw materials;

* anticipated pricing and market conditions for the company's products, energy and certain raw materials, including log, paper, paperboard and converted products pricing and demand, costs of power, anticipated reductions in the amount of natural gas purchased from third-parties and the cost of wood chips;

*  expected log harvest levels and customer and product focus;

* improvement of reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases;

* anticipated savings and improvements to financial results from various business improvement projects and programs, including from procurement teams and processes and other reductions in spending;

* expected capital expenditures and the completion and results of capital expenditure projects;

*  expected reductions of debt;

* possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets;

*  anticipated contribution to results from sales of energy;

*  anticipated competitive conditions;

* anticipated cost of compliance with certain environmental regulations; and effects of environmental contingencies and litigation on financial conditions and results of operations.

Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including those factors outlined in the following "Factors That May Affect Our Future Operating Results" and, among others:

* developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products, energy or raw materials;

*  changes in product, energy or raw material prices;

* delays in the implementation of cost savings initiatives or the failure to obtain expected benefits from cost savings initiatives;




                                   Page 29
* capital project delay, cost overruns or unforeseen maintenance on capital assets;

*  unforeseen developments in the company's business;

* adverse changes in the capital markets or interest rates affecting the cost or availability of financing; or

*  other unforeseen events.

We do not undertake any obligation to update forward-looking statements should circumstances or our estimates or projections change.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

You should carefully consider the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock and other securities could decline.

Cyclical industry conditions and commodity pricing have adversely affected and may continue to adversely affect our financial condition and results of operations.

Our operating results reflect the general cyclical pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest, paper and packaging products industries. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand for our paper and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia in particular. Due to generally weak worldwide economic conditions, global demand for our paper and paperboard products has generally declined. For instance, the average price per thousand board feet we realized from the sale of logs declined to $509 in fiscal year 2002 from $548 in fiscal year 2001, and over the same period, the average price per ton we realized from the sale of paper declined to $568 from $590, the average price per ton we realized from the sale of paperboard declined to $328 from $348, and the average price per ton we realized from the sale of converted products declined to $803 from $826. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

Our industries are highly competitive and subject to wide price fluctuations that could adversely affect our results of operations.

The forest, paper and packaging products industries are highly competitive globally, and no single company is dominant. These industries have suffered, and continue to suffer, from excess capacity. During fiscal year 2002, our Longview mill operated at 73% of capacity. These industries are also capital


                                   Page 30
intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial resources than we do. In the past, we have seen significant competition in the Japanese timber market as European competitors have benefited from the strength of the U.S. dollar relative to the Euro. These conditions have contributed substantial price competition and volatility within our industry, especially during periods of reduced demand. During the latter half of fiscal 2002, the U.S. dollar has gradually weakened which has had a positive effect on European competition in the Japanese lumber market and in turn gave the Japanese buyer an advantage to purchase U.S. wood products. If this trend reverses, future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our substantial leveraged position, may harm our ability to respond to competition and other market conditions.

Price fluctuations in raw materials could adversely affect our ability to obtain the materials needed to manufacture our products.

The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2002 accounted for 37.5% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 92% of our wood fiber requirements at open market prices during fiscal year 2002. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, mill closures due to oversupplied domestic lumber markets, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could harm our financial condition, results of operations and cash flow.

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

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the


                                   Page 31
restoration and reforestation of timberlands, harvesting timber near waterways, discharges of pollutants and emissions, and the management, disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business and we have incurred, and expect to continue to incur, significant expenditures to remain in compliance. We expect that the environmental laws and regulations to which we are subject will become more stringent and more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

High energy costs could adversely affect our results of operations.

Energy costs are a significant variable operating expense for us and are susceptible to rapid and substantial price increases. Our average cost of electricity increased from $40.47 per mkwh, or thousand kilowatt hours, to $44.27 per mkwh from fiscal year 2001 to fiscal year 2002, and our average cost of natural gas increased from $5.66 per mmbtu, or million British thermal units, to $6.39 per mmbtu during the same periods. We have not been able, and in the future may not be able, to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under current terms, we have less flexibility in our ability to mitigate the costs of energy used by our facilities.

Changes in the value of the U.S. dollar relative to other currencies could result in fluctuations in demand for our products.

While all of our revenues are earned in U.S. dollars, a large portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2002, exports accounted for over 12.2% of our total sales. Of this amount, 6.0% of our total sales came from timber export sales, primarily to Japan, and 6.2% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. Strength in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. The value of the U.S. dollar relative to the Japanese yen had increased from JPY104.78 per U.S. dollar on April 14, 2000 to JPY132.15 per U.S. dollar on April 15, 2002, but has subsequently weakened to


                                   Page 32
JPY119.89 per U.S. dollar as of December 31, 2002. A reduction in demand for our products as a result of strengthening the U.S. dollar could harm our business, financial condition and results of operations.

In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, will likely result in a decrease in U.S. paper and paperboard prices.

Our substantial debt could adversely affect our cash flow and prevent us from responding to economic, industry or competitive conditions and fund operational requirements.

We have a significant amount of debt. At our October 31, 2002 fiscal year end, we had $574.2 million of borrowed debt. Our substantial amount of debt could have important consequences to you. For example, it could:

* increase our vulnerability to general adverse economic and industry conditions;

* require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other general corporate requirements;

* limit our flexibility in planning for, or reacting to, changes in our business and the forest, paper and packaging products industries, which may place us at a competitive disadvantage compared with competitors that have less debt; and

* limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

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

Approximately 2,160 of our employees, or over 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 11 collective bargaining agreements expiring at various times through calendar year 2007, including one agreement covering approximately 104 employees that will expire during calendar year 2003. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements could have a material adverse effect on our business, financial condition and results of operations.



                                   Page 33
Our pulp and paper mill and all of our paper machines are located at a single complex in Longview, Washington.

Our pulp and paper mill and all of our paper machines are located at a single 358 acre complex in Longview, Washington. Since we do not have pulp and paper production elsewhere, a material disruption at our mill could result in a material disruption of our paper making operations. Such disruptions could be caused by:

*  prolonged power failures;

*  a breakdown of our continuous pulp digesters or recovery furnaces;

*  chemical spill or release;

* disruptions in the transportation infrastructure including railroad tracks, bridges, tunnels and roads; or

*  fires, floods, earthquakes or other disasters.

Although we currently have certain business insurance and replacement value insurance, we cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2002 obtained approximately 98% of their paper and paperboard requirements from our mill.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We generally do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, but we have entered into two interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.3 million based on our outstanding debt as of October 31, 2002.


















                                   Page 34
Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                              Page
Audited Consolidated Financial Statements:
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .  35
Consolidated Statement of Income for the three years ended October 31,
  2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
Consolidated Statement of Shareholders' Equity for the three years ended October 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . .  36
Consolidated Balance Sheet at October 31, 2002, 2001 and 2000. . . . . .  37
Consolidated Statement of Cash Flows for the three years ended
  October 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  39

Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
December 9, 2002


















                                   Page 35
LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENT OF INCOME
                                                    Years Ended October 31

(thousands except per share)                        2002       2001      2000
NET SALES. . . . . . . . . . . . . . . . . . .  $769,281   $875,955  $876,298
      Timber . . . . . . . . . . . . . . . . .   172,178    161,129   161,586
      Paper and paperboard . . . . . . . . . .   174,920    195,765   255,025
      Converted products . . . . . . . . . . .   417,451    441,975   451,195
      Power. . . . . . . . . . . . . . . . . .     4,732     77,086     8,492
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   655,028    725,313   710,235
GROSS PROFIT . . . . . . . . . . . . . . . . .   114,253    150,642   166,063
Selling, administrative and general expenses .    73,976     74,895    69,098
OPERATING PROFIT . . . . . . . . . . . . . . .    40,277     75,747    96,965
      Timber . . . . . . . . . . . . . . . . .    71,212     65,238    69,438
      Paper and paperboard (including
       allocated power profits). . . . . . . .   (18,214)     2,173     6,472
      Converted products (including allocated
       power profits). . . . . . . . . . . . .   (12,721)     8,336    21,055
Interest income. . . . . . . . . . . . . . . .     1,993        480       455
Interest expensed. . . . . . . . . . . . . . .   (44,858)   (39,626)  (40,115)
Miscellaneous. . . . . . . . . . . . . . . . .     5,921      1,066     1,642
INCOME BEFORE INCOME TAXES . . . . . . . . . .     3,333     37,667    58,947
PROVISION FOR TAXES ON INCOME (see Note 6)
  Current. . . . . . . . . . . . . . . . . . .    (8,618)    (1,161)    3,783
  Deferred . . . . . . . . . . . . . . . . . .     6,818     14,161    17,517
                                                  (1,800)    13,000    21,300

NET INCOME  . .  . . . . . . . . . . . . . . .  $  5,133   $ 24,667  $ 37,647
      Per share. . . . . . . . . . . . . . . .  $   0.10   $   0.48  $   0.73


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands)                                         2002       2001      2000
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 76,615   $ 77,365  $ 77,515
      Less ascribed value of stock purchased .         -       (750)     (150)
      Balance at end of year . . . . . . . . .  $ 76,615   $ 76,615  $ 77,365
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $345,474   $351,371  $339,642
      Net income . . . . . . . . . . . . . . .     5,133     24,667    37,647
      Less cash dividends on common stock
        ($0.03, $0.48, $0.48 per share,
         respectively) . . . . . . . . . . . .    (1,532)   (24,553)  (24,805)
      Less purchases of common stock . . . . .         -     (6,011)   (1,113)
      Balance at end of year . . . . . . . . .  $349,075   $345,474  $351,371
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,077     51,577    51,677
      Less purchases.  . . . . . . . . . . . .         -       (500)     (100)
      Balance at end of year . . . . . . . . .    51,077     51,077    51,577

The accompanying notes are an integral part of the financial statements.








                                   Page 36

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             2002       2001       2000
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $  101,930 $   99,419 $  114,843
  Allowance for doubtful accounts. . . . . .       1,350      1,350      1,350
Taxes on income, refundable. . . . . . . . .       2,293          -          -
Inventories (see Note 2) . . . . . . . . . .      71,589     83,218     82,023
Other. . . . . . . . . . . . . . . . . . . .       7,458      8,595      9,532
            Total current assets . . . . . .     181,920    189,882    205,048
Capital assets:
Buildings, machinery and equipment at cost .   1,828,841  1,806,039  1,717,587
  Accumulated depreciation . . . . . . . . .   1,059,778  1,004,620    961,379
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .     769,063    801,419    756,208
Plant sites at cost. . . . . . . . . . . . .       3,524      3,483      3,444
                                                 772,587    804,902    759,652
Timber at cost less depletion. . . . . . . .     187,597    191,530    192,778
Roads at cost less amortization. . . . . . .       8,976      9,285      9,627
Timberland at cost . . . . . . . . . . . . .      20,133     20,116     19,880
                                                 216,706    220,931    222,285
            Total capital assets . . . . . .     989,293  1,025,833    981,937
Pension and other assets (see Note 8 ) . . .     135,229    108,733     89,705
                                              $1,306,442 $1,324,448 $1,276,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $    7,464 $   11,365 $    9,385
Accounts payable . . . . . . . . . . . . . .      51,168     60,636     61,388
Short-term borrowings (see Note 4) . . . . .       2,000      8,000     43,070
Payrolls payable . . . . . . . . . . . . . .      12,138     16,435     16,576
Federal income taxes payable . . . . . . . .           -        606      2,638
Other taxes payable. . . . . . . . . . . . .       9,634      9,781      9,613
Current installments of long-term debt . . .      62,400     45,000     20,000
            Total current liabilities  . . .     144,804    151,823    162,670
Long-term debt (see Note 5). . . . . . . . .     510,195    540,400    490,900
Deferred taxes - net (see Note 6). . . . . .     191,742    184,947    171,518
Other liabilities. . . . . . . . . . . . . .      30,705     21,883     19,560
Commitments (see Note 9) . . . . . . . . . .           -          -          -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares           -          -          -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,076,567, 51,076,567 and 51,576,567 shares,
 respectively (see Note 11). . . . . . . . .      76,615     76,615     77,365
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     349,075    345,474    351,371
            Total shareholders' equity . . .     428,996    425,395    432,042
                                              $1,306,442 $1,324,448 $1,276,690

The accompanying notes are an integral part of the financial statements.











                                   Page 37

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        2002      2001      2000
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $  5,133  $ 24,667  $ 37,647
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     69,376    66,235    61,971
   Depletion and amortization  . . . . . . .      6,407     5,331     5,411
   Deferred taxes - net  . . . . . . . . . .      6,795    13,429    17,573
   (Gain) loss on disposition of capital
     assets. . . . . . . . . . . . . . . . .     (2,357)    3,037     2,920

Change in:
   Accounts and notes receivable . . . . . .     (2,511)   15,424    (8,498)
   Taxes on income, refundable . . . . . . .     (2,293)        -         -
   Inventories . . . . . . . . . . . . . . .     11,629    (1,195)   (2,460)
   Other . . . . . . . . . . . . . . . . . .      1,137       937    (1,370)
   Pension and other noncurrent assets . . .    (26,113)  (19,028)  (17,031)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .    (11,495)    1,365    12,735
   Federal income taxes payable. . . . . . .       (606)   (2,032)    1,712
   Other noncurrent liabilities. . . . . . .      8,822     2,323     1,834
Cash provided by operations. . . . . . . . .     63,924   110,493   112,444

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .    (40,382) (115,530)  (99,642)
               Timber and timberlands. . . .     (3,584)   (4,101)   (6,532)
Proceeds from sale of capital assets . . . .      7,080     1,132     1,294
Cash used for investing. . . . . . . . . . .    (36,886) (118,499) (104,880)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .    213,812    94,500    17,000
Reduction in long-term debt. . . . . . . . .   (227,000)  (20,000)  (32,118)
Short-term borrowings. . . . . . . . . . . .     (6,000)  (35,070)   25,070
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .     (3,901)    1,980       493
Accounts payable for construction. . . . . .     (2,417)   (2,090)    8,059
Cash dividends . . . . . . . . . . . . . . .     (1,532)  (24,553)  (24,805)
Purchase of common stock . . . . . . . . . .          -    (6,761)   (1,263)
Cash provided by (used for) financing. . . .    (27,038)    8,006    (7,564)

Change in cash position. . . . . . . . . . .          -         -         -
Cash position, beginning of year . . . . . .          -         -         -
Cash position, end of year . . . . . . . . .   $      -  $      -  $      -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
 Interest (net of amount capitalized)  . . .   $ 36,926  $ 38,539  $ 40,234
 Capitalized interest  . . . . . . . . . . .      1,971     2,054     1,301
 Income taxes  . . . . . . . . . . . . . . .     (5,757)    1,204     1,844

The accompanying notes are an integral part of the financial statements.













                                   Page 38
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out method except for supplies at current averages.

Property and depreciation

Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset or group of assets may not be recovered. Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset or group of assets may not be recoverable, impairment exists, and the asset's net book value is written down to its estimated realizable value. When properties are sold or otherwise disposed, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment.

Timberlands, depletion and amortization

Timber, timberlands and timber roads are stated at cost, net of accumulated depreciation, depletion and amortization. Timber is tracked on a county-by-county basis whereby capital costs and recoverable timber volumes are accumulated in the county in which the related timber is located. Timber upon reaching the age of 35 years is considered merchantable and available for harvesting with all timber younger than 35 years of age being classified as premerchantable. Expenditures for reforestation, including costs such as site preparation, tree planting, fertilization and herbicide application within two years after planting, are capitalized and depleted as timber is harvested. After two years of age, seedling reforestation maintenance and tree farm management costs, consisting of recurring items necessary to the ownership and administration of the timber and timberlands are recorded as a current period expense.

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


                                  Page 39
Direct costs associated with the building of the primary access timber roads are capitalized and amortized on the straight-line basis over estimated useful lives ranging from 3 to 15 years. Costs incurred on timber roads that serve short-term harvest needs are expensed as incurred. Costs for road base construction of mainline roads, such as clearing and grading, are not amortized and remain a capitalized cost until disposition as they provide permanent value to the timberlands.

No gain or loss is recognized on timberland exchanges since the earnings process is not considered complete until timber is harvested and marketed.

Financial instruments

We account for derivative financial instruments pursuant to Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. This standard requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Earnings per share

Basic and diluted income per common share is computed on the basis of weighted average shares outstanding of 51,076,567, 51,151,567 and 51,676,567 for 2002, 2001 and 2000, respectively.

Pension and other benefit plan costs

Our policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

Revenue recognition

We recognize revenues upon shipment when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer. Sales allowances for doubtful accounts were $1,350,000 at October 31, 2002, 2001 and 2000. Bad debt expense for the years ended October 31, 2002, 2001 and 2000 were $877,000, $453,000 and $474,000, respectively.


Note 2 - Inventories:

Inventories consist of the following:

                                               October 31
(thousands)                           2002        2001        2000
Finished goods  . . . . . . . .   $ 34,976    $ 37,618    $ 37,508
Goods in process. . . . . . . .     30,243      35,385      33,069
Raw materials . . . . . . . . .      7,725      14,042      14,595
Supplies (at average cost). . .     40,399      42,259      40,949
                                   113,343     129,304     126,121
LIFO Reserve. . . . . . . . . .    (41,754)    (46,086)    (44,098)
                                  $ 71,589    $ 83,218    $ 82,023


During 2002, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory, the effect of which increased net income by approximately $1,400,000 or $0.03 per share.




                                   Page 40

Note 3 - Buildings, machinery and equipment:

Buildings, machinery and equipment consist of the following:

                                               October 31
(thousands)                           2002        2001        2000
Buildings - net . . . . . . . .   $ 86,016    $ 89,013    $ 75,468
Machinery and equipment - net .    683,047     712,406     680,740
                                  $769,063    $801,419    $756,208


Note 4 - Short-term borrowings:

At October 31, 2002, we had bank lines of credit totaling $265 million. Of this amount, $250 million was under a credit agreement with a group of banks expiring December 10, 2004. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 2.50%, or the bank's Reference Rate plus a spread, currently 1.25%. Up to $50 million of the credit agreement can be used for letters of credit at a fee that is the same as the Offshore Rate spread. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused portion, currently 0.60% per year. At October 31, 2002, we had borrowings of $124 million under this credit agreement and $14.7 million of letters of credit issued under this credit agreement.

We have a $15 million uncommitted line of credit of which $5 million was borrowed at October 31, 2002.

Short-term borrowings of $127 million, $309 million and $287 million at October 31, 2002, 2001 and 2000, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity including the amount reclassified as long-term is summarized as follows:

(thousands)                            2002        2001        2000
Short-term borrowings October 31   $129,000    $317,000    $330,070
Interest rate October 31 . . . .       5.9%        4.3%        8.4%
Average daily amount of short-term
 borrowings outstanding during
 year. . . . . . . . . . . . . .   $201,775    $328,176    $270,604
Average* interest rate
 during year . . . . . . . . . .       5.1%        6.7%        7.8%
Maximum amount of short-term
 borrowings at any month end . .   $339,000    $317,000    $330,070

*Computed by dividing interest incurred by average short-term borrowings outstanding.

















                                  Page 41
Note 5 - Long-term debt:

Long-term debt consists of the following:
                                                October 31
(thousands)                             2002        2001        2000
Senior notes due through 2010
 (5.05%-8.84%) - Note (a) . . . .   $204,500    $249,500    $197,000
Revenue bonds payable through
 2018 (floating rates, currently
 1.90%-2.15%) - Note (b). . . . .     26,900      26,900      26,900
Senior subordinated notes due
 2009 (10%) - Note (c). . . . . .    213,812           -           -
Notes payable - banks -
 Note 4 above . . . . . . . . . .    127,000     309,000     287,000
                                     572,212     585,400     510,900
 Less current installments. . . .     62,400      45,000      20,000
                                     509,812     540,400     490,900
Fair value adjustments -
 mark-to-market - Note (d). . . .        383           -           -
Net long-term debt. . . . . . . .   $510,195    $540,400    $490,900


Scheduled maturities
        2004            $      -
        2005             157,000
        2006              85,500
        2007                   -
        2008-2018        267,312
                        $509,812


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

At October 31, 2002, approximately $7.3 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2002, $26,900,000 was secured by liens on the equipment.

Note (c) In January 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a new three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the new revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the new revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with accrued interest, was sufficient to repay our $20.0 million 6.76% Senior Notes on August 15, 2002, at their maturity.

Note (d) In April 2002 we entered into two interest rate swap agreements (the "Agreements") relating to $70 million of the Senior Subordinated Notes in an effort to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to variable interest rate. In October 2002, we terminated the Agreements and received cash of $5.4 million resulting in a deferred gain of $5.4 million. The deferred gain is included in other



                                   Page 42
liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. Simultaneously we entered into two new interest rate swap agreements (the "New Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the New Agreements and recognized as an adjustment to interest expense. The mark-to market adjustment for the period October 2002 resulted in a derivative asset of $383 thousand, with a corresponding fair value adjustment to long-term debt.


Note 6 - Income taxes:

Provision (benefit) for taxes on income is made up of the following components:

(thousands)                                2002       2001       2000
Current:
 Federal . . . . . . . . . . . . . .    $(8,452)   $(1,072)   $ 3,497
 State . . . . . . . . . . . . . . .       (166)       (89)       286
                                         (8,618)    (1,161)     3,783
Deferred:
 Federal . . . . . . . . . . . . . .      6,752     13,672     16,603
 State . . . . . . . . . . . . . . .         66        489        914
                                          6,818     14,161     17,517
                                        $(1,800)   $13,000    $21,300

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           2002       2001       2000
Expected federal income tax rate . .        35%        35%        35%
Foreign Sales Corporation. . . . . .         -          -         (1)
State income taxes less
 federal income tax benefit. . . . .        (2)         1          1
Credits. . . . . . . . . . . . . . .       (70)         -          -
Other. . . . . . . . . . . . . . . .       (17)        (1)         1
                                           (54)%       35%        36%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:


(thousands)                                   2002      2001      2000
Deferred tax assets:
 Alternative minimum tax . . . . . .      $(17,344) $ (9,426) $ (9,901)
 State credits and other assets. . .        (6,595)   (6,607)   (6,930)
  Total deferred tax assets. . . . .       (23,939)  (16,033)  (16,831)

Deferred tax liabilities:
 Depreciation/depletable assets. . .       180,697   171,124   163,972
 Employee benefit plans. . . . . . .        30,831    25,678    19,304
 Other liabilities . . . . . . . . .           288       290       453
  Total deferred tax liabilities . .       211,816   197,092   183,729

Total deferred income taxes. . . . .      $187,877  $181,059  $166,898

Current deferred income tax assets .      $ (3,865) $ (3,888) $ (4,620)
Non-current deferred income tax
 liability . . . . . . . . . . . . .      $191,742  $184,947  $171,518




                                   Page 43
Note 7 - Segment information:

We own and operate tree farms in Oregon and Washington which produce logs for sale and operate a sawmill in Washington. Our pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by us and others. Our seventeen converting plants in twelve states produce shipping containers and merchandise bags. The tonnage of our paper and containerboard received at the converting plants equals approximately 65% of the Longview mill production.

Included in sales to customers are export sales, principally to Japan, China and Southeast Asia, of $93,528,000, $114,629,000 and $162,263,000 during 2002,
2001 and 2000, respectively, of which sales to Japan were $46,035,000, $55,665,000 and $67,697,000, during those respective years. All sales are made in U.S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $297,739,000, $309,823,000 and $264,497,000 have been allocated to converted products at October 31, 2002, 2001 and 2000, respectively.

Power sales, depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   2002       2001       2000
Sales to customers (including
 allocated power sales):
Timber . . . . . . . . . . . . . . .    $  172,178 $  161,129   $161,586
Paper and paperboard . . . . . . . .       176,838    230,215    259,404
Converted products . . . . . . . . .       420,265    484,611    455,308
 Total . . . . . . . . . . . . . . .       769,281    875,955    876,298

Income (loss) on sales
(including allocated power profits):
Timber . . . . . . . . . . . . . . .        71,212     65,238     69,438
Paper and paperboard . . . . . . . .       (18,214)     2,173      6,472
Converted products . . . . . . . . .       (12,721)     8,336     21,055
Interest expensed and other - net  .       (36,944)   (38,080)   (38,018)
 Income before income taxes. . . . .         3,333     37,667     58,947

Identifiable assets at October 31:
Timber . . . . . . . . . . . . . . .       269,502    271,571    275,401
Paper and paperboard . . . . . . . .       332,456    330,712    363,855
Converted products . . . . . . . . .       704,484    722,165    637,434
 Total . . . . . . . . . . . . . . .     1,306,442  1,324,448  1,276,690

Depreciation, depletion and
 amortization:
Timber . . . . . . . . . . . . . . .         9,553      9,022      9,008
Paper and paperboard . . . . . . . .        18,500     17,976     19,749
Converted products . . . . . . . . .        47,730     44,568     38,625
 Total . . . . . . . . . . . . . . .        75,783     71,566     67,382

                                   Page 44
(thousands)                                   2002       2001       2000
Additions to capital assets:
Timber . . . . . . . . . . . . . . .         4,172      6,665     12,298
Paper and paperboard . . . . . . . .        11,948     23,647     27,184
Converted products . . . . . . . . .        27,846     89,319     66,692
 Total . . . . . . . . . . . . . . .    $   43,966 $  119,631  $ 106,174


Note 8 - Retirement and other postretirement benefits:

Retirement plans
We have two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

                                        Years ended October 31
(thousands)                            2002      2001      2000
Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .  $337,033  $295,619  $233,330
 Service cost . . . . . . . . . .     7,707     6,942     6,194
 Interest cost. . . . . . . . . .    22,604    22,113    18,095
 Amendments . . . . . . . . . . .       533     1,106    51,889
 Change in assumptions. . . . . .    10,500    19,239         -
 Actuarial (gain) loss. . . . . .    (5,875)    4,215    (2,586)
 Expected benefits paid . . . . .   (17,543)  (12,201)  (11,303)
 Benefit obligation at end
  of year . . . . . . . . . . . .  $354,959  $337,033  $295,619


The change in fair value of assets is as follows:

                                        Years ended October 31
(thousands)                            2002      2001      2000
Change in plan assets
 Fair value of plan assets at
  beginning of year . . . . . . .  $433,525  $572,887  $466,611
 Actual return (loss) on
  plan assets . . . . . . . . . .   (50,764) (121,824)  118,473
 Employee contribution. . . . . .         3         5         4
 Benefits paid. . . . . . . . . .   (17,494)  (17,543)  (12,201)
 Fair value of plan assets at
  end of year . . . . . . . . . .  $365,270  $433,525  $572,887


The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

                                             October 31
(thousands)                            2002      2001      2000
Funded status . . . . . . . . . .  $ 10,311  $ 96,492  $277,268
Unrecognized net actuarial (gain)
 loss . . . . . . . . . . . . . .    63,499   (45,749) (249,376)
Unrecognized prior service cost .    41,577    46,975    52,318
Unrecognized net asset at
 transition . . . . . . . . . . .         -       (57)     (868)
Pension asset recognized in the
 consolidated balance sheet . . .  $115,387  $ 97,661  $ 79,342






                                   Page 45
Major assumptions used in the calculation are as follows:

                                        Years ended October 31
(thousands)                            2002      2001      2000
Discount rate for funded status .     6.75%      7.0%      7.5%
Discount rate for net periodic
 pension cost . . . . . . . . . .      7.0%      7.5%      7.5%
Rate of compensation increase . . 4.75% 4.75% 4.75% Expected long-term rate of return
 on plan assets . . . . . . . . .     10.0%     10.0%     10.0%

For determining the net periodic pension income (cost) for fiscal 2003, an expected long-term rate of return on plan assets of 9.0% will be used.

The components of net periodic pension income (cost) are summarized as follows:

                                        Years ended October 31
(thousands)                            2002      2001      2000
Service cost - benefits earned
 during the year. . . . . . . . .  $  7,708  $  6,942  $  6,194
Interest cost on benefit
 obligation . . . . . . . . . . .    22,604    22,113    18,095
Expected (return) on plan assets.   (49,279)  (46,559)  (39,803)
Recognized net actuarial (gain) .    (4,633)   (6,453)   (4,879)
Amortization of prior service
 cost . . . . . . . . . . . . . .     5,931     6,449     4,626
Amortization of net asset at
 transition . . . . . . . . . . .       (57)     (811)   (1,079)

Net periodic benefit (income) . .  $(17,726) $(18,319) $(16,846)


Savings plans
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $2,544,000, $2,399,000 and $1,689,000 during 2002, 2001 and
2000, respectively.

Postretirement benefits other than pensions
We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets.

The change in the benefit obligation is as follows:

                                        Years ended October 31
(thousands)                            2002      2001      2000
Change in benefit obligation
 Benefit obligation at beginning
  of year . . . . . . . . . . . .   $26,838   $20,827   $18,633
 Service cost . . . . . . . . . .     1,422       985       807
 Interest cost. . . . . . . . . .     2,573     1,767     1,434
 Actuarial loss . . . . . . . . .    10,488     4,187       721
 Benefits paid. . . . . . . . . .    (1,220)     (928)     (768)
 Benefit obligation at end of
  year. . . . . . . . . . . . . .   $40,101   $26,838   $20,827








                                  Page 46
The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

                                             October 31
(thousands)                            2002      2001      2000
Funded status . . . . . . . . . .  $(40,101) $(26,838) $(20,827)
Unrecognized net (gain) loss  . .     9,730      (527)   (4,714)
Unrecognized transition
 obligation . . . . . . . . . . .     4,983     5,482     5,981
Accrued benefit cost. . . . . . .  $(25,388) $(21,883) $(19,560)


The components of net periodic postretirement cost are summarized as follows:
                                       Years ended October 31
(thousands)                            2002      2001      2000
Service cost - benefits earned
 during the year. . . . . . . . .   $ 1,422    $  985    $  807
Interest cost on benefit
 obligation . . . . . . . . . . .     2,573     1,767     1,434
Amortization of transition
 obligation . . . . . . . . . . .       499       499       499
Amortization of net (gain) loss .       231         -      (138)
Net periodic benefit cost . . . .   $ 4,725   $ 3,251   $ 2,602


The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 15% for the indemnity plan and 5.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 2002 was calculated using a health care cost trend rate of 15% for the indemnity plan and 5.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate of 5.5% is reached in the year 2009 for the indemnity plan. The ultimate health care cost trend rate of 5.5% was reached in 2000 for the HMO plan. A one percent increase in the health care cost trend rate assumption has a $3,235,000 effect on the accumulated postretirement benefit obligation as of October 31, 2002 and a $480,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. A one percent decrease in the health care cost trend rate assumption has a $(2,866,000) effect on the accumulated postretirement benefit obligation as of October 31, 2002 and a $(413,000) effect on the aggregate of service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used was 6.75% for 2002, 7.0% for 2001 and 7.5% for 2000.

Note 9 - Commitments and contingencies:

Estimated costs to complete approved capital projects were approximately $23 million, $35 million and $106 million at October 31, 2002, 2001 and 2000, respectively. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 10 - Fair value of financial instruments:

Accounts receivable, revenue bonds, notes payable to banks and senior subordinated notes covered by the interest rate swap agreements approximate fair value as reported in the balance sheet. The fair value of senior notes and senior subordinated notes is estimated using discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt exceeded the stated value by approximately $5 million at October 31, 2002, approximated the stated value at October 31, 2001, and the stated value exceeded the fair value by approximately $8 million at October 31, 2000.



                                   Page 47
Note 11 - Shareholder rights plan:

On January 26, 1999, our Board of Directors authorized a Shareholder Rights Plan (the "Plan"). The Plan provided for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 10% or more of our voting stock or a party announces an offer to acquire 10% or more of the voting stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase a defined number of shares of an acquiring entity or our common shares at half their then current market value. We will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the acquisition of 10% or more, or an offer to acquire 10% or more, of our voting stock.

Quarterly financial data (unaudited)

                                      Fiscal Year Quarters              Total
                                                                       Fiscal
(thousands except per share)     1st       2nd       3rd       4th       Year

2002
Net sales. . . . . . . . . . $177,555  $183,251  $193,172  $215,303  $769,281
Gross profit . . . . . . . .   16,604    25,130    35,011    37,508   114,253
Net income(loss).. . . . . .   (5,986)       15     3,164     7,940     5,133
Net income (loss) per share.    (0.12)        -      0.06      0.16      0.10

2001
Net sales. . . . . . . . . . $219,559  $214,054  $220,478  $221,864  $875,955
Gross profit . . . . . . . .   41,347    34,599    42,382    32,314   150,642
Net income . . . . . . . . .    8,190     4,354     9,450     2,673    24,667
Net income per share . . . .     0.16      0.09      0.18      0.05      0.48

2000
Net sales  . . . . . . . . . $205,446  $216,803  $220,257  $233,792  $876,298
Gross profit . . . . . . . .   33,959    46,781    42,653    42,670   166,063
Net income . . . . . . . . .    5,553    12,156    10,594     9,344    37,647
Net income per share . . . .     0.11      0.24      0.21      0.18      0.73


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to our Directors and Section 16(a) beneficial reporting compliance is incorporated herein by reference to the sections titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" our Notice of Annual Meeting of Shareholders and Proxy Statement that were filed pursuant to Regulation 14A within 120 days of October 31, 2002.





                                   Page 48
Item 11.  Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the section titled "Executive Compensation" in our Notice of Annual Meeting of Shareholders and Proxy Statement that were filed pursuant to Regulation 14A within 120 days of October 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the sections titled "Voting Securities and Principal Holders" and "Election of Directors" in our Notice of Annual Meeting of Shareholders and Proxy Statement that were filed pursuant to Regulation 14A within 120 days of October 31, 2002.

Item 13.  Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the section titled "Executive
Compensation" in our Notice of Annual Meeting of Shareholders and Proxy Statement that were filed pursuant to Regulation 14A within 120 days of October 31, 2002.

Item 14.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this annual report. Within 90 days before the filing of this annual report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to our and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Our Chief Executive Officer and Senior Vice President-Finance do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all our control issues and instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.











                                   Page 49
PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

    (1) Financial Statements:

        See "Item 8.  Financial Statements and Supplementary Data."

(b) Exhibits:

    See "Index to Exhibits."

(c) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.
















































                                   Page 50
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW FIBRE COMPANY


By: L. J. McLAUGHLIN	Date: January 28, 2003
    L. J. McLAUGHLIN,
    Senior Vice President-Finance,
    Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


R. P. WOLLENBERG	                              1/28/03
R. P. WOLLENBERG,
Director

R. H. WOLLENBERG	                              1/28/03
R. H. WOLLENBERG,
President, Chief Executive Officer and Director

L. J. McLAUGHLIN	                              1/28/03
L. J. McLAUGHLIN,
Chief Financial Officer and Director

A. G. HIGGENS	                                      1/28/03
A. G. HIGGENS,
Chief Accounting Officer

R. B. ARKELL	                                      1/28/03
R. B. ARKELL,
Director

D. L. BOWDEN                                          1/28/03
D. L. BOWDEN,
Director

M. A. DOW	                                      1/28/03
M. A. DOW,
Director

M. C. HENDERSON	                                      1/28/03
M. C. HENDERSON,
Director

J. R. KRETCHMER	                                      1/28/03
J. R. KRETCHMER,
Director

R. E. WERTHEIMER	                              1/28/03
R. E. WERTHEIMER,
Director

D. A. WOLLENBERG	                              1/28/03
D. A. WOLLENBERG,
Director






                                   Page 51
     302 CERTIFICATIONS:

I, R.H. Wollenberg, certify that:

     1.  I have reviewed this annual report on Form 10-K of Longview Fibre
Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

R. H. WOLLENBERG	                              1/28/03
R. H. WOLLENBERG,
President and Chief Executive Officer






                                   Page 52
I, L.J. McLaughlin, certify that:

     1.  I have reviewed this annual report on Form 10-K of Longview Fibre
Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

L. J. McLAUGHLIN	                              1/28/03
L. J. McLAUGHLIN,
Senior Vice President-Finance,
Secretary and Treasurer








                                   Page 53
                               INDEX OF EXHIBITS
Document No.
3.1       Articles of Incorporation of Longview Fibre Company(a)
3.2       Bylaws of Longview Fibre Company(a)
4.1       Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the
          Commission upon request:
            Senior Notes due through 2010 (5.05%-8.84%) $205,500,000
            Revenue Bonds payable through 2018 (floating rates, 1.90%
            through 2.15% at October 31, 2002) $26,900,000
4.2       Indenture dated as of January 25,2002.(b)
4.3       Rights Agreement Dated as of March 1, 1999.(c)
4.4       Registration Rights Agreement dated January 25, 2002.(b)
10.1      Form of Termination Protection Agreement(d)(*)
10.2      Credit Agreement dated as of January 25,2002(b)
21.1      Subsidiaries
23.1      Consent of Independent Accountants
99.1      Salary Savings Plan - Trust Agreement(e)(*)
99.2      Hourly Savings Plan - Trust Agreement(e)
99.3      Branch Hourly Savings Plan - Trust Agreement(e)
99.4      Salary Savings Plan (*)
99.5      Salary Savings Plan - Amendment No. 1 (*)
99.6      Salary Savings Plan - Amendment No. 2 (*)
99.7      Hourly Savings Plan
99.8      Hourly Savings Plan - Amendment No. 1
99.9      Hourly Savings Plan - Amendment No. 2
99.10     Branch Hourly Savings Plan
99.11     Branch Hourly Savings Plan - Amendment No. 1
99.12     Branch Hourly Savings Plan - Amendment No. 2
99.13 Certification Pursuant to 18 U.S.C. Section 1350 dated January 28, 2003 signed by R. H. Wollenberg, Chief Executive Officer
99.14 Certification Pursuant to 18 U.S.C. Section 1350 dated January 28, 2003 signed by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer
______________________________________________________________________________
(a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.

(b) Incorporated by reference to company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

(c) Incorporated by reference to company's Current Report on Form 8-K dated February 18, 1999.

(d) Incorporated by reference to company's Annual Report on Form 10-K for the quarter ended October 31, 1994.

(e) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 2000.

(*)  Indicates management contract or compensatory plan or arrangement.















                                  Page 54