Form 10-Q
period 2003-01-31
LONGVIEW FIBRE CO
filed 2003-03-12
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   January 31, 2003            Commission File No.    0-1370




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


	51,076,567 Common Shares were outstanding as of January 31, 2003

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jan. 31    Oct. 31    Jan. 31
                                                    2003       2002       2002
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   92,979 $  101,930 $   86,528
  Allowance for doubtful accounts                  1,350      1,350      1,350
Taxes on income, refundable                        2,293      2,293          -
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                16,313     17,134     20,244
    Goods in process                              11,926     11,691     16,753
    Raw materials and supplies                    39,946     42,764     43,225
Restricted cash                                        -          -     20,508
Other                                              8,494      7,458      8,403
          Total current assets                   170,601    181,920    194,311
Capital assets:
Buildings, machinery and equipment at cost     1,836,168  1,828,841  1,816,669
  Accumulated depreciation                     1,076,004  1,059,778  1,018,975
  Costs to be depreciated in future years        760,164    769,063    797,694
Plant sites at cost                                3,524      3,524      3,483
                                                 763,688    772,587    801,177
Timber at cost less depletion                    186,672    187,597    189,711
Roads at cost less amortization                    8,759      8,976      9,135
Timberland at cost                                20,111     20,133     20,080
                                                 215,542    216,706    218,926
          Total capital assets                   979,230    989,293  1,020,103
Pension and other assets                         135,541    135,229    121,508
                                              $1,285,372 $1,306,442 $1,335,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    2,755 $    7,464 $    4,379
Accounts payable                                  45,092     51,168     40,317
Short-term borrowings                             12,000      2,000     41,000
Payrolls payable                                  13,440     12,138     13,799
Federal income taxes payable                           -          -      2,544
Other taxes payable                                9,409      9,634      9,904
Current installments of long-term debt            50,000     62,400     32,400
          Total current liabilities              132,696    144,804    144,343
Long-term debt                                   498,266    510,195    569,668
Deferred taxes-net                               192,549    191,742    181,536
Other liabilities                                 31,452     30,705     22,498
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567 shares                               76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                350,488    349,075    337,956
         Total shareholders' equity              430,409    428,996    417,877
                                              $1,285,372 $1,306,442 $1,335,922

The accompanying notes are an integral part of these financial statements.

	Consolidated Statement of Income (Unaudited)

                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                               2003      2002
Net sales:
  Timber                                                   $ 41,297  $ 37,436
  Paper and paperboard                                       48,005    36,261
  Converted products                                        100,352   101,977
  Power sales                                                     -     1,881
                                                            189,654   177,555

Cost of Products sold, including outward freight            159,895   161,627
Gross profit                                                 29,759    15,928

Selling, administrative and general expenses                 17,026    18,709

Operating profit (loss):
  Timber                                                     17,029    15,498
  Paper and paperboard (including allocated power losses)    (3,058)   (8,272)
  Converted products (including allocated power losses)      (1,238)  (10,007)
                                                             12,733    (2,781)

Interest income                                                  74        87
Interest expensed                                           (10,932)   (8,793)
Miscellaneous                                                   368     1,986
Income (loss) before income taxes                             2,243    (9,501)

Provision for taxes on income:
  Current                                                        23      (104)
  Deferred                                                      807    (3,411)
                                                                830    (3,515)

Net income (loss)                                          $  1,413  $ (5,986)


Dollars per share:
  Net income (loss)                                        $   0.03  $  (0.12)
  Dividends                                                       -      0.03


Average shares outstanding in the hands
 of the public (000 omitted)                                 51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                              (000 Omitted)
                                                           Three Months Ended
                                                                January 31
                                                               2003      2002
Cash provided by (used for) operations:
Net income (loss)                                           $ 1,413   $(5,986)
Charges to income not requiring cash:
  Depreciation                                               17,398    16,929
  Depletion and amortization                                  1,947     1,427
  Deferred taxes - net                                          807    (3,411)
 (Gain)loss on disposition of capital assets                    262    (1,447)

Change in:
  Accounts and notes receivable - net                         8,951    12,891
  Inventories                                                 3,404     2,996
  Other                                                      (1,036)      192
  Pension and other noncurrent assets                          (288)  (12,775)
  Accounts, payrolls and other taxes payable                 (3,299)  (14,872)
  Federal income taxes payable                                    -     1,938
  Other noncurrent liabilities                                  747       615
Cash provided by (used for) operations                       30,306    (1,503)

Cash provided by (used for) investing:
Additions to:  Plant and equipment                           (9,002)  (13,511)
               Timber and timberlands                          (838)     (433)
Proceeds from sale of capital assets                            296     2,765
Cash used for investing                                      (9,544)  (11,179)

Cash provided by (used for) financing:
Long-term debt                                              (24,353)   16,668
Short-term borrowings                                        10,000    33,000
Restricted cash                                                   -   (20,508)
Payable to bank resulting from checks in transit             (4,709)   (6,986)
Accounts payable for construction                            (1,700)   (7,960)
Cash dividends                                                    -    (1,532)
Purchase of common stock                                          -         -
Cash provided by (used for) financing                       (20,762)   12,682

Change in cash position                                           -         -
Cash position, beginning of period                                -         -
Cash position, end of period                                 $    -   $     -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)                        $15,638   $ 8,617
Income taxes                                                    (10)   (1,932)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                             2003        2002
Common stock:
  Balance at beginning of period                         $ 76,615    $ 76,615
  Balance at end of period                               $ 76,615    $ 76,615


Additional paid-in capital:
  Balance at beginning of period                         $  3,306    $  3,306
  Balance at end of period                               $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period                         $349,075    $345,474
  Net income (loss)                                         1,413      (5,986)
  Less cash dividends on common stock                           -      (1,532)
  Balance at end of period                               $350,488    $337,956

Dividends paid per share                                 $      -    $   0.03

Common shares:
  Balance at beginning of period                           51,077      51,077
  Balance at end of period                                 51,077      51,077





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


NOTE 2: In April 2002 we entered into two interest rate swap agreements (the "Agreements") relating to $70 million of our 10% Senior Subordinated Notes due 2009 in an effort to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to variable interest rate. In October 2002, we terminated the Agreements and received cash of $5.4 million resulting in a deferred gain of $5.1 million at January 31, 2003. The deferred gain is included in other liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. Simultaneously, we entered into two new interest rate swap agreements (the "New Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the New Agreements and recognized as an adjustment to interest expense. The mark-to market adjustment at January 31, 2003 resulted in a derivative asset of $407,000, with a corresponding fair value adjustment to long-term debt.


NOTE 3: Reclassifications - Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CONSOLIDATED STATEMENT OF INCOME

                THREE MONTHS ENDED JANUARY 31, 2003 COMPARED WITH

                      THREE MONTHS ENDED JANUARY 31, 2002

Net Sales - First fiscal quarter 2003 net sales were $189.7 million, compared with $177.6 million for the first fiscal quarter of 2002. This 6.8% increase was attributed to an increase in paper and paperboard net sales of $11.7 million, or 32.4%, and timber net sales of $3.9 million, or 10.3%, offset in part by a decrease in net sales in our converted products segment of $1.6 million, or 1.6%, and the absence of power sales of $1.8 million.

Cost of Products Sold - First fiscal quarter 2003 cost of products sold was $159.9 million, or 84.3% of net sales, compared with $161.6 million, or 91.0% of net sales, for first fiscal quarter 2002. This decrease as a percentage of net sales was primarily the result of a decrease in total fiber costs of 7%, a decrease in the cost of power used at the Longview mill of 9% and an increase in net sales. Our cost of products sold also included depreciation, depletion and amortization costs. Depreciation, depletion and amortization consists primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $19.3 million for first fiscal quarter 2003 compared with $18.4 million for first fiscal quarter 2002.

Selling, General and Administrative Expenses - First fiscal quarter 2003 selling, general and administrative expenses were $17.0 million, or 9.0% of net sales, compared with $18.7 million, or 10.5% of net sales, for first fiscal quarter 2002. The primary reasons for this decrease as a percent of net sales were reduced costs associated with our business process improvement initiative and reduced credit fees.

Operating Profit (Loss) - First fiscal quarter 2003 operating profit was $12.7 million compared with an operating loss of $2.8 million for the first fiscal quarter 2002. See "Selected Segment Results" below.

Provision for Taxes on Income - First fiscal quarter 2003 provision for income taxes was $0.8 million reflecting a tax rate of 37.0%. First fiscal quarter 2002 provision for income taxes was $(3.5) million reflecting a tax rate of 37.0%. The increase was primarily the result of an increase in taxable income.

Net Income (Loss) - For the reasons noted above, the company earned net income of $1.4 million for the first fiscal quarter 2003 compared with net loss of $6.0 million for first fiscal quarter 2002.


















                                    Page 7
                          Selected Segment Results

Timber                               Fiscal Quarter Ended
                                          January 31           Percentage
                                      2003          2002   Increase/(Decrease)
Timber net sales, $ millions         $41.3         $37.4           10.3%
Timber operating profit, $ millions   17.0          15.5            9.9%

Logs, thousands of board feet       67,350        60,353           11.6%
Lumber, thousands of board feet     19,678        18,930            4.0%
Logs, $/thousand board feet           $520          $526           (1.1%)
Lumber, $/thousand board feet          319           302            5.6%

First fiscal quarter 2003 timber net sales were $41.3 million, compared with $37.4 million for first fiscal quarter 2002. This 10.3% increase was primarily due to an increase in log volume of 11.6%, lumber volume of 4.0% and lumber prices of 5.6%, partially offset by a decrease in log prices of 1.1%. The volume increases were largely due to relatively strong demand in the domestic market caused by low interest rates and strong housing starts. Accordingly, the company continued to harvest timber at increased levels during the quarter to improve operating results and cash flow. The log price decline was due to domestic prices declining modestly as a result of price competitive lumber markets, partially offset by a 3.5% increase in export prices. The lumber price increase was due to better product mix. First fiscal quarter 2003 export sales in the timber segment were $11.6 million, or 28.2% of timber net sales compared with $12.1 million, or 32.2% for first fiscal quarter 2002. Due to low pricing, the company temporarily discontinued the sales of lumber into the export market. First fiscal quarter 2003 operating profit was $17.0 million, compared with $15.5 million for first fiscal quarter 2002. The primary reasons for this 9.9% improvement were an increase in log and lumber volume sold and increased lumber prices.


Paper and Paperboard                 Fiscal Quarter Ended
                                           January 31          Percentage
                                       2003          2002  Increase/(Decrease)
Paper and Paperboard net sales,
 $ millions                           $48.0         $36.3          32.4%
Paper and Paperboard operating
 profit (loss), $ millions             (3.1)         (8.3)           -

Paper, tons                          69,733        48,770          43.0%
Paperboard, tons                     19,751        18,784           5.1%
Paper, $/ton FOB mill equivalent       $556          $579          (4.0%)
Paperboard, $/ton FOB mill equivalent   345           315           9.5%

First fiscal quarter 2003 paper and paperboard net sales were $48.0 million, compared with $36.3 million for first fiscal quarter 2002. This 32.4% increase is primarily due to a 32.5% increase in paper and paperboard volume and a 9.5% increase in paperboard prices, partially offset by a 4.0% decrease in average paper prices. In first fiscal quarter 2003, we renegotiated a barter agreement whereby we swapped equivalent units of paper for paperboard. Under the agreement, we ship paper to our barter partner's converting facility that is relatively near our Longview papermaking facility, and our barter partner ships paperboard principally to our Midwest converting facilities that are relatively near its paperboard making facilities. The new agreement provides that we sell paper to their converting facility and we purchase from them paperboard for our Midwest converting facilities. As a result, 7.5% of first fiscal quarter paper and paperboard sales and 8.3% of volume were attributable to this new arrangement. Paperboard volume improved 5.1% in part due to our ability to increase export sales as a result of the weakening of the U.S. dollar relative to our competitors currencies. However, export paperboard volume remained well below historic levels due to our decision to reduce our exposure to the competitive Asian market. First fiscal quarter



                                    Page 8
2003 export sales in the paper and paperboard segment were $15.9 million, or 33.1% of paper and paperboard net sales, compared with $9.4 million, or 25.9% for first fiscal quarter 2002. The export sales increase was largely the result of a 93.4% increase in the volume of paper sold in the export market due to the weaker U.S. dollar and improved demand in Asia, in addition to the modest increase in paperboard export sales. First fiscal quarter 2003 paper and paperboard operating loss was $3.1 million, compared with an operating loss of $8.3 million for first fiscal quarter 2002. Operating results were favorably impacted by a 13% decrease in wood chip costs, a 9% decrease in the cost of electrical power used at the mill and a 9.5% increase in average paperboard prices, partially offset by an 18% increase in the cost of old corrugated containers (OCC). Our business process improvement initiatives to improve mill optimization, improve customer service, reduce inventories and lower our procurement costs, have contributed favorably to the results.
During the quarter the mill operated at 67% of capacity due to seasonal factors and the generally weak, although improved, economic conditions. Operating results for first fiscal quarter 2002 were negatively affected by allocated losses associated with the sale of electrical power of $2.2 million.



Converted Products                   Fiscal Quarter Ended
                                           January 31          Percentage
                                        2003         2002  Increase/(Decrease)
Converted Products sales, $ millions  $100.4       $102.0         (1.6%)
Converted Products operating
 profit (loss), $ millions              (1.2)       (10.0)           -

Converted Products, tons             124,879      125,258         (0.3%)
Converted Products, $/ton               $804         $814         (1.2%)

First fiscal quarter 2003 converted products net sales were $100.4 million, compared with $102.0 million for first fiscal quarter 2002. This 1.6% decrease is primarily due to a decrease in price of 1.2%. Demand for our products held steady with year ago levels, which were low due to the slow economy. First fiscal quarter 2003 operating loss was $1.2 million, compared with an operating loss of $10.0 million for first fiscal quarter 2002. This improvement was primarily due to the decreased cost of paper and paperboard supplied to us by our Longview mill and third party suppliers. The average mill cost of paper and paperboard supplied to our converting plants decreased by 9% for first fiscal quarter 2003, as compared with first fiscal quarter 2002. Our business process improvement initiatives to improve customer service, reduce inventories, lower our procurement costs and improve operational efficiencies, have contributed favorably to the results. Operating results for first fiscal quarter 2002 were negatively affected by the allocated loss associated with the sales of electrical power of $3.2 million.


                       LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, our financial position for borrowed debt included long-term debt of $547.9 million, including current installments of long-term debt of $50.0 million. Additionally, short-term borrowings at January 31, 2003 were $12.0 million. Since January 31, 2002, total borrowed debt decreased by $83.2 million.

At January 31, 2003, we had $122.0 million outstanding under our $250 million senior unsecured revolving credit facility. We also have issued letters of credit of $15.5 million under this facility. In addition, we had $213.9 million of 10% Senior Subordinated Notes due 2009. Also outstanding at January 31, 2003, were other various senior notes totaling $204.5 million, $5.0 million under an unsecured and uncommitted bank line of credit, and revenue bonds of $14.5 million. As of January 31, 2003, we have $122.5



                                    Page 9
million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. The company was in compliance with such covenants as amended or waived at January 31, 2003.

For the quarter ended January 31, 2003, we obtained a limited waiver from the holders of senior notes with respect to compliance with the January 31, 2003 covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. We continue to have amendments reducing the coverage requirements on other senior notes through the quarter ending April 30, 2003. As a result of amendments to certain senior notes obtained in 1999, we continue to pay an additional 0.75% per annum over the original note coupon rates until an investment grade credit rating is obtained for our unsecured debt.

Net cash provided by operations was $30.3 million in the first fiscal quarter 2003, and net cash used for operations was $1.5 million for the first fiscal quarter 2002. The increase was primarily due to an increase in earnings.

Net cash used for investing was $9.5 million in the first fiscal quarter 2003 and $11.2 million in the first fiscal quarter 2002.

Our capital expenditures, including timberland acquisitions, were $9.8 million in the first fiscal quarter 2003 and $13.9 million in the first fiscal quarter 2002. Capital expenditures are expected to be approximately $43 million for fiscal year 2003, including expenditures for timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance.

Net cash used for financing was $20.8 million in the first fiscal quarter 2003 and net cash provided by financing was $12.7 million for the first fiscal quarter 2002. This was the result of our decreasing total borrowed debt during the first fiscal quarter 2003 by $14.7 million.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions and debt levels. Cash dividends were not paid in first fiscal quarter of 2003. During first fiscal quarter 2002, we declared and paid $0.03 per share in the aggregate amount of $1.5 million.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.


                          FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products, energy and certain raw materials; expected costs and results of planned capital expenditure projects; results of our business process improvement initiatives; and anticipated cost of and availability of resources for operations, debt payment obligations and capital expenditures.

Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products, energy or raw materials, changes in product, energy or raw material prices; capital project delay, cost overruns or unforeseen



                                   Page 10
maintenance on capital assets or advantageous capital acquisitions; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; weather; labor disputes; unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims; unforeseen developments in the company's business; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We generally do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, but we have entered into two interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 2 to our financial statements for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.1 million based on our outstanding debt as of January 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. Within 90 days before the filing of this quarterly report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to us, and our consolidated subsidiary, that is required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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








                                   Page 11
                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2003, we were named as one of three corporate defendants in an asbestos related case in King County, Washington. The plaintiff alleges that he was injured through exposure to asbestos on our premises during the period from 1959 to 1964. The case is in the discovery stage. We do not believe that this claim will have a material financial impact on us.

ITEM 2.  CHANGES IN SECURITIES.
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual Meeting of Shareholders of Longview Fibre Company was held on January 28, 2003 at which time three Class I directors were elected.

	                CLASS I DIRECTORS
                 (Terms to Expire in 2006)         Votes Cast

                                                 For      Withheld

         David A. Wollenberg                 38,925,094   4,138,387

         David L. Bowden                     32,488,235  10,575,246

         Richard H. Wollenberg               32,464,404  10,600,077


                   CLASS II DIRECTORS
                (Terms to Expire in 2004)

         Robert E. Wertheimer

         Lisa J. McLaughlin

         John R. Kretchmer


                    CLASS III DIRECTORS
                 (Terms to Expire in 2005)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

         Michael C. Henderson


ITEM 5.  OTHER INFORMATION.
         Nothing to report.








                                   Page 12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       03/12/03
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer


A. G. HIGGENS                          03/12/03
A. G. HIGGENS
Assistant Treasurer






































                                   Page 13

302 CERTIFICATIONS:

I, R.H. Wollenberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Longview Fibre Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

R. H. WOLLENBERG	                              3/12/03
R. H. WOLLENBERG,
President and Chief Executive Officer






                                   Page 14
I, L.J. McLaughlin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Longview Fibre Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

L. J. McLAUGHLIN	                              3/12/03
L. J. McLAUGHLIN,
Senior Vice President-Finance,
Secretary and Treasurer







                                   Page 15
                                EXHIBIT INDEX


Exhibit No.    Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350 dated March 12, 2003 signed by R. H. Wollenberg,
               President and Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 dated March 12, 2003 signed by L. J. McLaughlin,
               Sr. Vice President-Finance, Secretary and Treasurer.























































                                     Page 16