Form 10-Q
period 2003-04-30
LONGVIEW FIBRE CO
filed 2003-06-12
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  April 30, 2003               Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of April 30, 2003

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Apr. 30    Oct. 31    Apr. 30
                                                    2003       2002       2002
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   85,890 $  101,930 $   88,621
  Allowance for doubtful accounts                  1,350      1,350      1,350
Taxes on income, refundable                            -      2,293          -
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                16,850     17,134     18,146
    Goods in process                              12,708     11,691     11,631
    Raw materials and supplies                    38,118     42,764     42,048
Restricted cash                                        -          -     20,607
Other                                             14,105      7,458      7,672
          Total current assets                   166,321    181,920    187,375
Capital assets:
Buildings, machinery and equipment at cost     1,829,564  1,828,841  1,823,965
  Accumulated depreciation                     1,081,171  1,059,778  1,032,805
    Costs to be depreciated in future years      748,393    769,063    791,160
Plant sites at cost                                3,524      3,524      3,480
                                                 751,917    772,587    794,640
Timber at cost less depletion                    186,781    187,597    189,980
Roads at cost less amortization                    8,529      8,976      8,897
Timberland at cost                                20,148     20,133     20,093
                                                 215,458    216,706    218,970
          Total capital assets                   967,375    989,293  1,013,610
Pension and other assets                         137,736    135,229    126,458
                                              $1,271,432 $1,306,442 $1,327,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    6,027 $    7,464 $    4,606
Accounts payable                                  45,538     51,168     41,640
Short-term borrowings                              3,000      2,000     29,000
Payrolls payable                                  18,122     12,138     17,039
Other taxes payable                                8,507      9,634      8,712
Current installments of long-term debt            50,000     62,400     32,400
          Total current liabilities              131,194    144,804    133,397
Long-term debt                                   486,163    510,195    569,716
Deferred taxes-net                               192,831    191,742    182,992
Other liabilities                                 31,363     30,705     23,446
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares;
  issued 51,076,567 shares                        76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                349,960    349,075    337,971
         Total shareholders' equity              429,881    428,996    417,892
                                              $1,271,432 $1,306,442 $1,327,443

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)


                                                 (000 Omitted)
                                      Three Months Ended    Six Months Ended
                                           April 30              April 30
                                         2003       2002       2003      2002
Net sales:
  Timber                             $ 39,517   $ 44,439   $ 80,814  $ 81,875
  Paper and paperboard                 47,531     40,130     95,536    76,391
  Converted products                   94,542     98,682    194,894   200,659
  Power sales                               -          -          -     1,881
                                      181,590    183,251    371,244   360,806

Cost of Products sold, including
 outward freight                      157,008    158,670    316,903   320,297
Gross profit                           24,582     24,581     54,341    40,509

Selling, administrative
 and general expenses                  17,599     17,794     34,625    36,503

Operating profit (loss):
  Timber                               16,172     21,408     33,201    36,906
  Paper and paperboard (including
    allocated power losses)            (3,578)    (8,603)    (6,636)  (16,875)
  Converted products (including
    allocated power losses)            (5,611)    (6,018)    (6,849)  (16,025)
                                        6,983      6,787     19,716     4,006

Interest income                            79      1,393        153     1,480
Interest expensed                     (10,946)   (12,477)   (21,878)  (21,270)
Miscellaneous                           4,668        352      5,036     2,338
Income (loss) before income taxes         784     (3,945)     3,027   (13,446)


Provision for taxes on income:
  Current                                   8     (5,416)        31    (5,520)
  Deferred                                282      1,456      1,089    (1,955)
                                          290     (3,960)     1,120    (7,475)

Net income (loss)                    $    494   $     15   $  1,907  $ (5,971)


Dollars per share:
  Net income (loss)                  $   0.01   $      -   $   0.04  $  (0.12)
  Dividends                              0.02          -       0.02      0.03


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended    Six Months Ended
                                             April 30            April 30
                                           2003      2002      2003      2002
Cash provided by (used for)
  operations:
Net income (loss)                       $   494   $    15   $ 1,907   $(5,971)
Charges to income not
 requiring cash:
  Depreciation                           17,479    17,469    34,877    34,398
  Depletion and amortization              1,386     1,284     3,333     2,711
  Deferred taxes - net                      282     1,456     1,089    (1,955)
 (Gain) loss on disposition of
   capital assets                        (3,286)      315    (3,024)   (1,132)


Change in:
  Accounts and notes receivable - net     7,089    (2,093)   16,040    10,798
  Taxes on income refundable              2,293         -     2,293         -
  Inventories                               509     8,397     3,913    11,393
  Other                                  (5,611)      731    (6,647)      923
  Pension and other
    noncurrent assets                    (1,346)   (4,950)   (1,634)  (17,725)
  Accounts, payrolls and other
    taxes payable                         7,431     3,754     4,132   (11,118)
  Federal income taxes payable                -    (2,544)        -      (606)
  Other noncurrent liabilities              (89)      948       658     1,563
Cash provided by operations              26,631    24,782    56,937    23,279


Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (10,089)  (11,454)  (19,091)  (24,965)
               Timber and timberlands    (1,334)   (1,357)   (2,172)   (1,790)
Proceeds from sale of capital assets      7,699       236     7,995     3,001
Cash used for investing                  (3,724)  (12,575)  (13,268)  (23,754)


Cash provided by (used for)
  financing:
Long-term debt                          (12,952)       48   (37,305)   16,716
Short-term borrowings                    (9,000)  (12,000)    1,000    21,000
Restricted cash                               -       (99)        -   (20,607)
Payable to bank resulting from
  checks in transit                       3,272       227    (1,437)   (6,759)
Accounts payable for construction        (3,205)     (383)   (4,905)   (8,343)
Cash dividends                           (1,022)        -    (1,022)   (1,532)
Cash provided by (used for) financing   (22,907)  (12,207)  (43,669)      475

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -


Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $ 6,754   $ 7,374    $14,663  $15,991
Income taxes                             (2,218)   (2,839)    (2,228)  (4,771)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                   Three Months Ended      Six Months Ended
                                         April 30              April 30
                                      2003        2002       2003        2002
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,615   $ 76,615    $ 76,615
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $350,488    $337,956   $349,075    $345,474
  Net income (loss)                    494          15      1,907      (5,971)
  Less cash dividends on common
    stock                           (1,022)          -     (1,022)     (1,532)
  Balance at end of period        $349,960    $337,971   $349,960    $337,971

Dividends paid per share          $   0.02    $      -   $   0.02    $   0.03

Common shares:
  Balance at beginning of period    51,077      51,077     51,077      51,077
  Balance at end of period          51,077      51,077     51,077      51,077





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


NOTE 2: In April 2002 we entered into two interest rate swap agreements (the "Agreements") relating to $70 million of our 10% Senior Subordinated Notes due 2009 in an effort to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to variable interest rate. In October 2002, we terminated the Agreements and received cash of $5.4 million resulting in a deferred gain of $4.9 million at April 30, 2003. The deferred gain is included in other liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. Simultaneously, we entered into two new interest rate swap agreements (the "New Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the New Agreements and recognized as an adjustment to interest expense. The mark-to market adjustment at April 30, 2003 resulted in a derivative asset of $1,256,000, with a corresponding fair value adjustment to long-term debt.

In May 2003, we terminated the New Agreements and received cash of $3.3 million resulting in a deferred gain of $2.7 million. The deferred gain will be included in other liabilities in the balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes.


NOTE 3: Reclassifications - Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CONSOLIDATED STATEMENT OF INCOME

THREE AND SIX MONTHS ENDED APRIL 30, 2003 COMPARED WITH

THREE AND SIX MONTHS ENDED APRIL 30, 2002

Net Sales - Second fiscal quarter 2003 net sales were $181.6 million, compared with $183.3 million for the second fiscal quarter of 2002. This 0.9% decline resulted from a decrease in timber net sales of $4.9 million, or 11.1%, and converted products net sales of $4.1 million, or 4.2%, offset in part by an increase in paper and paperboard net sales of $7.4 million, or 18.4%.

Cost of Products Sold - Second fiscal quarter 2003 cost of products sold was $157.0 million, or 86.5% of net sales, compared with $158.7 million, or 86.6% of net sales, for second fiscal quarter 2002. Costs of products sold were favorably impacted by a 21% decrease in the cost to produce steam and a 14% decrease in the cost of electrical power used at the mill in Longview. These improvements were offset in large part by a 31% increase in the cost of old corrugated containers (OCC), a 9% increase in logging costs, and a 5.7% increase in labor costs per ton of production at the converting plants. Cost of products sold also increased due to reduction in pension income of $1.8 million compared to pension income in the prior period. Pension income has a positive effect on cost of products sold in all of our segments by reducing our accrued labor obligations. Our cost of products sold also included depreciation, depletion and amortization costs. Depreciation, depletion and amortization consists primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $18.9 million for second fiscal quarter 2003 compared with $18.8 million for second fiscal quarter 2002.

Selling, General and Administrative Expenses - Second fiscal quarter 2003 selling, general and administrative expenses were $17.6 million, or 9.7% of net sales, compared with $17.8 million, or 9.7% of net sales, for second fiscal quarter 2002. Costs were favorably impacted by reduced costs associated with our business process improvement initiative offset in part by lower pension income of $0.3 million allocated to the selling, general and administrative function and higher health & welfare costs.

Operating Profit (Loss) - Second fiscal quarter 2003 operating profit was $7.0 million compared with operating profit of $6.8 million for the second fiscal quarter 2002. See "Selected Segment Results" below.

Income Before Income Taxes - Second fiscal quarter 2003 income before income taxes reflected miscellaneous income that resulted from proceeds received from an insurance settlement for the replacement cost of a chipping facility destroyed by fire and not replaced. The gain on disposal of the chipping assets was $4.6 million. Second fiscal quarter 2002 income before income taxes benefited from $1.2 million interest income related to the settlement with the IRS of several tax issues. See "Provision for Taxes on Income" below.

Provision for Taxes on Income - Second fiscal quarter 2003 provision for income taxes was $0.3 million, reflecting a tax rate of 37.0%. Second fiscal quarter 2002 provision for income taxes was $(4.0) million. The increase was primarily the result of last year's settlement with the IRS of several tax issues providing a total benefit to the company of $2.5 million in second fiscal quarter 2002.

Net Income (Loss) - For the reasons noted above, the company earned net income of $0.5 million for the second fiscal quarter 2003 compared with net income of $15,000 for second fiscal quarter 2002.

                               Selected Segment Results

Timber                              Three Months             Six Months
                                    Ended April 30          Ended April 30
                                                    %                       %
                               2003     2002   Change    2003    2002  Change

Timber net sales, $ millions   $39.5   $44.4    (11.1)   $80.8   $81.9   (1.3)
Timber operating profit,
 $ millions                     16.2    21.4    (24.5)    33.2    36.9  (10.0)

Logs, thousands of board
 feet                         63,156  72,163    (12.5) 130,506 132,516   (1.5)
Lumber, thousands of board
 feet                         23,812  21,941      8.5   43,490  40,871    6.4
Logs, $/thousand board feet     $504    $513     (1.8)    $512    $519   (1.3)
Lumber, $/thousand board feet    324     337     (3.9)     322     321    0.3


Second fiscal quarter 2003 timber net sales were $39.5 million, compared with $44.4 million for second fiscal quarter 2002. This 11.1% decrease was due primarily to a decrease in log volume of 12.5% and decreases in log and lumber prices of 1.8% and 3.9%, respectively, partially offset by an increase in lumber volume of 8.5%. The log price decline was in part due to pressure from price competitive domestic lumber markets, partially offset by a 3.7% increase in log export prices. The log volume decline was primarily the result of a 32.5% reduction in volume sold in the export market due to continued weak economic conditions in Japan. Second fiscal quarter export sales were $9.1 million, or 22.9% of timber net sales, compared with $13.5 million, or 30.5% of timber net sales for second fiscal quarter 2002. Operating profits were also affected by a 9.0% increase in logging costs, and the impact of proportionately lower volume of logs sold in the export market where margins tend to be higher. As a result, second fiscal quarter 2003 operating profit was $16.2 million compared with $21.4 million for second fiscal quarter 2002.

Year-to-date 2003 sales were $80.8 million compared to $81.9 million for year-to-date 2002. The primary reasons for this 1.3% decline in sales were a 1.5% decrease in log volume, and a 1.3% decrease in log prices, partially offset by an increase of 6.4% in lumber volume with a modest increase of 0.3% in lumber price. The decreases in volume and price reflect the continuing weakness of the Japanese economy. Year-to-date 2003 operating profit was $33.2 million compared to $36.9 million for year-to-date 2002. The primary reasons for this 10% decline were an 8% increase in logging costs, proportionately less volume sold in the export market and reduced volume and prices.

Paper and Paperboard               Three Months              Six Months
                                  Ended April 30           Ended April 30
                                                    %                       %
                               2003     2002   Change    2003    2002  Change

Paper and Paperboard net sales,
 $ millions                    $ 47.5  $ 40.1   18.4   $ 95.5  $  76.4   25.1
Paper and Paperboard operating
 profit (loss), $ millions       (3.6)   (8.6)     -     (6.6)   (16.9)     -

Paper, tons                    66,575  56,698   17.4  136,308  105,468   29.2
Paperboard, tons               23,071  21,444    7.6   42,822   40,228    6.4
Paper, $/ton FOB mill
 equivalent                      $565    $550    2.7     $560     $563   (0.5)
Paperboard, $/ton FOB mill
 equivalent                       338     315    7.3      341      315    8.3

Second fiscal quarter 2003 paper and paperboard net sales were $47.5 million, compared with $40.1 million for second fiscal quarter 2002. This 18.4% increase is primarily due to a 14.7% increase in paper and paperboard volume and increases in paper and paperboard prices of 2.7% and 7.3%, respectively. Export price increases of 14.4% and 14.6% for paper and paperboard, respectively, were primarily the reason for the overall segment price increases. In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new buy/sell agreement provides that we now sell paper to our counterpart's converting facility and we now purchase paperboard from them for our Midwest converting facilities. As a result of the new agreement, we had an 7.6% increase in paper and paperboard sales over second quarter 2002, and an 8.3% increase in paper and paperboard volume over second quarter 2002. Paperboard volume improved 7.6% primarily due to increased export sales as a result of the weakening of the U.S. dollar causing an increase in demand for U.S. paperboard. The weakening of the U.S. dollar also allowed us to achieve higher prices for export paperboard sales. However, export paperboard volume remained below historic levels due to our decision to reduce our exposure to the competitive Asian market. Second fiscal quarter 2003 export sales in the paper and paperboard segment were $18.1 million, or 38.1% of paper and paperboard net sales, compared with $12.0 million, or 30.0% of paper and paperboard net sales for second fiscal quarter 2002. The export sales increase was the result of a 37.0% and 20.4% increase in the volume of paper and paperboard sold, respectively, in the export market due to the weaker U.S. dollar and improved demand in Asia. Second fiscal quarter 2003 paper and paperboard operating loss was $3.6 million compared with an operating loss of $8.6 million for the second fiscal quarter 2002. Paper and paperboard operating results were favorably affected by a 14% decrease in the cost of electrical power used at the mill, a 21% decrease in the cost of steam resulting from lower natural gas costs and a lower cost mix of fuels, improved labor productivity of 8.3% measured in hours per ton and a 2.7% and 7.3% increase in paper and paperboard selling prices, respectively. These improvements were partially offset by a 31% increase in the cost of old corrugated containers and reduced pension income. Our business process improvement initiatives to improve mill optimization, improve customer service, reduce inventories and lower our procurement costs have contributed favorably to the results. During the quarter the mill operated at 70% of capacity due to seasonal factors and the generally weak economy.

Paper and paperboard sales improved 25.1% for fiscal year-to-date 2003 compared to 2002. The primary reasons for the improvement were increased volume and increased paperboard prices. Paper and paperboard volume improved 29.2% and 6.4% for fiscal year-to-date 2003 compared to 2002, respectively, with the new buy/sell agreement accounting for 13.2% of the paper volume increase. Average paper prices declined 0.5% while average paperboard prices increased 8.3%. Year-to-date fiscal 2003 paper and paperboard operating loss was $6.6 million, compared with an operating loss of $16.9 million for the year-ago period. The improvement was primarily due to lower cost of electrical power used at the mill, lower natural gas costs per

MMBTU and lower wood chip costs, offset in part by higher OCC costs.
Operating results for year-to-date 2002 were also negatively affected by allocated losses associated with the sale of electrical power of $2.2 million.


Converted Products
                                   Three Months             Six Months
                                  Ended April 30          Ended April 30
                                                   %                        %
                              2003    2002    Change   2003    2002    Change

Converted Products sales,
 $ millions                   $ 94.5   $ 98.7   (4.2)  $194.9   $200.7   (2.9)
Converted Products
 operating profit (loss),
 $ millions                     (5.6)    (6.0)     -     (6.8)   (16.0)     -

Converted Products, tons     117,637  122,606   (4.1) 242,516  247,864   (2.2)
Converted Products, $/ton       $804     $805   (0.1)    $804     $810   (0.7)


Second fiscal quarter 2003 converted products net sales were $94.5 million, compared with $98.7 million for second fiscal quarter 2002. This 4.2% decrease was primarily due to a decrease in volume of 4.1%, with prices holding steady. Demand for our products declined due to the slowdown in the general economy caused by the recent war and soft food-processing markets. Second fiscal quarter operating loss was $5.6 million, compared with an operating loss of $6.0 million for second fiscal quarter 2002. Operating results were favorably impacted by our business process improvement initiatives to improve customer service, reduce inventories, and lower our procurement costs. Business process improvements have been offset in part by lower pension income, increased health and welfare expense and other indirect payroll costs.

The year-to-date fiscal 2003 converted products sales decreased 2.9%, primarily due to a 2.2% decrease in tons sold coupled with a modest 0.7% decrease in price. Our converted product sales are heavily influenced by the general U.S. economy and results of this converted segment reflect the sluggish domestic economy. The year-to-date fiscal 2003 converted products operating loss was $6.8 million, compared with a loss of $16.0 million for year-to-date fiscal 2002. The improvement was primarily the result of the decreased cost of paper and paperboard supplied to us in the first quarter by our Longview mill and third party suppliers. The average mill cost of paper and paperboard supplied to our converting plants decreased 4.4% for year-to-date 2003, compared with year-to-date 2002. Operating results for year-to-date fiscal 2002 were negatively affected by the allocated loss associated with the sale of electrical power of $3.2 million.



                      LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, our borrowed debt included long-term debt of $534.9 million, including current installments of long-term debt of $50.0 million. Additionally, short-term borrowings at April 30, 2003 were $3.0 million. Since October 31, 2002, total borrowed debt decreased by $35.4 million.

At April 30, 2003, we had $100.0 million outstanding under our $250 million senior unsecured revolving credit facility. We also have issued letters of credit of $15.5 million under this facility. In addition, we had $213.9 million of 10% Senior Subordinated Notes due 2009. Also outstanding at April 30, 2003, were various other senior notes totaling $204.5 million, $5.0 million under an unsecured and uncommitted bank line of credit, and revenue bonds of $14.5 million. As of April 30, 2003, we have $144.5 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. At April 30, 2003, we were in compliance with such covenants as amended or waived.

During the quarter ended April 30, 2003, we obtained a limited waiver from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. This limited waiver is effective through the September 8 maturity date of the applicable senior notes.

Net cash provided by operations was $26.6 million in the second fiscal quarter 2003 and $24.8 million for the second fiscal quarter 2002. The increase was primarily due to a $2.3 million income tax refund.

Net cash used for investing was $3.8 million in the second fiscal quarter 2003 and $12.6 million in the second fiscal quarter 2002. Results for the second fiscal quarter 2003 reflected the settlement of an insurance claim for the replacement cost of a chipping facility destroyed by fire for $7.1 million. Our capital expenditures, including timberland acquisitions, were $11.4 million in the second fiscal quarter 2003 and $12.8 million in the second fiscal quarter 2002. Capital expenditures are expected to be approximately $43 million for fiscal year 2003, including expenditures for timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance.

Net cash used for financing was $22.9 million in the second fiscal quarter 2003 and $12.2 million for the second fiscal quarter 2002. This was primarily the result of our using free cash flow to reduce debt by $22.0 million during the second fiscal quarter 2003.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions and debt levels. Cash dividends of $0.02 per share were declared and paid in the second fiscal quarter of 2003 in the aggregate amount of $1.0 million.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.



                          FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated pricing and market conditions for the company's products, energy and certain raw materials; expected capital expenditures; expected resources to fund operations, meet debt payment obligations and foreseeable capital expenditures; expected results of planned capital expenditure projects for the converted product segment and paper mill improvement projects; anticipated cost of and market conditions for energy; and the effects of currency exchange rates on the company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. Except for the $70 million interest rate swap we did not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives during the quarter, however we may do so in the future, on a non-speculative basis, if business conditions warrant. The $70 million interest rate swap was terminated in May 2003.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Nothing to report.

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

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       06/12/03
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer


A. G. HIGGENS                          06/12/03
A. G. HIGGENS
Assistant Treasurer

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

R. H. WOLLENBERG	                              06/12/03
R. H. WOLLENBERG,
President and Chief Executive Officer

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

L. J. McLAUGHLIN	                              06/12/03
L. J. McLAUGHLIN,
Senior Vice President-Finance,
Secretary and Treasurer

                                EXHIBIT INDEX


Exhibit No.    Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350 dated June 12, 2003 signed by R. H. Wollenberg,
               President and Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 dated June 12, 2003 signed by L. J. McLaughlin,
               Sr. Vice President-Finance, Secretary and Treasurer.