Form 10-Q
period 2003-07-31
LONGVIEW FIBRE CO
filed 2003-09-12
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  July 31, 2003               Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of July 31, 2003

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jul. 31    Oct. 31    Jul. 31
                                                    2003       2002       2002
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   90,857 $  101,930 $   90,128
  Allowance for doubtful accounts                  1,350      1,350      1,350
Taxes on income, refundable                            -      2,293          -
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                14,736     17,134     16,092
    Goods in process                               7,769     11,691     13,229
    Raw materials and supplies                    40,389     42,764     42,954
Restricted cash                                        -          -     20,709
Other                                              9,192      7,458      7,045
          Total current assets                   161,593    181,920    188,807
Capital assets:
Buildings, machinery and equipment at cost     1,832,788  1,828,841  1,828,571
  Accumulated depreciation                     1,095,882  1,059,778  1,049,066
    Costs to be depreciated in future years      736,906    769,063    779,505
Plant sites at cost                                3,524      3,524      3,480
                                                 740,430    772,587    782,985
Timber at cost less depletion                    187,114    187,597    189,151
Roads at cost less amortization                    8,353      8,976      8,721
Timberland at cost                                20,239     20,133     20,098
                                                 215,706    216,706    217,970
          Total capital assets                   956,136    989,293  1,000,955
Pension and other assets                         143,786    135,229    135,190
                                              $1,261,515 $1,306,442 $1,324,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $   10,136 $    7,464 $    4,197
Accounts payable                                  45,168     51,168     41,023
Short-term borrowings                             26,000      2,000     20,000
Payrolls payable                                  14,571     12,138     13,018
Other taxes payable                                9,979      9,634     10,126
Current installments of long-term debt            20,000     62,400     32,400
          Total current liabilities              125,854    144,804    120,764
Long-term debt                                   479,955    510,195    573,758
Deferred taxes-net                               192,730    191,742    184,809
Other liabilities                                 34,293     30,705     24,565
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares;
  issued 51,076,567 shares                        76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                348,762    349,075    341,135
         Total shareholders' equity              428,683    428,996    421,056
                                              $1,261,515 $1,306,442 $1,324,952

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)


                                                 (000 Omitted)
                                      Three Months Ended   Nine Months Ended
                                           July 31               July 31
                                         2003       2002       2003      2002
Net sales:
  Timber                             $ 40,066   $ 43,290   $120,880  $125,165
  Paper and paperboard                 53,237     47,454    148,773   123,845
  Converted products                  100,962    102,428    295,856   303,087
  Power sales                               -          -          -     1,881
                                      194,265    193,172    565,509   553,978

Cost of Products sold, including
 outward freight                      165,164    158,697    482,067   478,994
Gross profit                           29,101     34,475     83,442    74,984

Selling, administrative
 and general expenses                  18,672     17,792     53,297    54,295

Operating profit (loss):
  Timber                               14,882     16,873     48,083    53,779
  Paper and paperboard (including
    allocated power losses)            (2,950)    (2,472)    (9,586)  (19,347)
  Converted products (including
    allocated power losses)            (1,503)     2,282     (8,352)  (13,743)
                                       10,429     16,683     30,145    20,689

Interest income                           119        228        272     1,708
Interest expensed                     (11,062)   (11,950)   (32,940)  (33,220)
Miscellaneous                             233         61      5,269     2,399
Income (loss) before income taxes        (281)     5,022      2,746    (8,424)


Provision for taxes on income:
  Current                                  (3)        41         28    (5,479)
  Deferred                               (101)     1,817        988      (138)
                                         (104)     1,858      1,016    (5,617)

Net income (loss)                    $   (177)  $  3,164   $  1,730  $ (2,807)


Dollars per share:
  Net income (loss)                  $      -   $   0.06   $   0.03  $  (0.05)
  Dividends                              0.02          -       0.04      0.03


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended   Nine Months Ended
                                             July 31             July 31
                                           2003      2002      2003      2002
Cash provided by (used for)
  operations:
Net income (loss)                      $   (177)  $ 3,164   $ 1,730  $ (2,807)
Charges to income not
 requiring cash:
  Depreciation                           17,793    17,567    52,670    51,965
  Depletion and amortization              1,639     1,339     4,972     4,050
  Deferred taxes - net                     (101)    1,817       988      (138)
 (Gain) loss on disposition of
   capital assets                           164       128    (2,860)   (1,004)


Change in:
  Accounts and notes receivable - net    (4,967)   (1,507)   11,073     9,291
  Taxes on income refundable                  -         -     2,293         -
  Inventories                             4,782      (450)    8,695    10,943
  Other                                   4,913       627    (1,734)    1,550
  Pension and other
    noncurrent assets                    (7,306)   (4,738)   (8,940)  (22,463)
  Accounts, payrolls and other
    taxes payable                        (1,635)   (3,281)    2,497   (14,399)
  Federal income taxes payable                -         -         -      (606)
  Other noncurrent liabilities            2,930     1,119     3,588     2,682
Cash provided by operations              18,035    15,785    74,972    39,064


Cash provided by (used for)
  investing:
Additions to:  Plant and equipment       (6,654)   (6,161)  (25,745)  (31,126)
               Timber and timberlands    (1,897)     (366)   (4,069)   (2,156)
Proceeds from sale of capital assets        194       148     8,189     3,149
Cash used for investing                  (8,357)   (6,379)  (21,625)  (30,133)


Cash provided by (used for)
  financing:
Long-term debt                          (34,952)       48   (72,257)   16,764
Short-term borrowings                    23,000    (9,000)   24,000    12,000
Restricted cash                               -      (102)        -   (20,709)
Payable to bank resulting from
  checks in transit                       4,109      (409)    2,672    (7,168)
Accounts payable for construction          (814)       57    (5,719)   (8,286)
Cash dividends                           (1,021)        -    (2,043)   (1,532)
Cash used for financing                  (9,678)   (9,406)  (53,347)   (8,931)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period           $      -   $     -   $     -  $      -


Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $16,115   $15,781   $36,710   $30,444
Income taxes                                (86)       11    (2,314)   (4,760)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                      2003        2002       2003        2002
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,615   $ 76,615    $ 76,615
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,615


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $349,960    $337,971   $349,075    $345,474
  Net income (loss)                   (177)      3,164      1,730      (2,807)
  Less cash dividends on common
    stock                           (1,021)          -     (2,043)     (1,532)
  Balance at end of period        $348,762    $341,135   $348,762    $341,135

Dividends paid per share          $   0.02    $      -   $   0.04    $   0.03

Common shares:
  Balance at beginning of period    51,077      51,077     51,077      51,077
  Balance at end of period          51,077      51,077     51,077      51,077





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


NOTE 2: In May 2003, we terminated our two swap agreements related to $70 million of our Senior Subordinated Notes and received cash of $3.3 million resulting in a deferred gain of $2.7 million. The deferred gain on all terminated swaps is $7.3 million at July 31, 2003. This deferred gain is included in other liabilities in the accompanying balance sheet and will reduce interest expense over the term of our senior subordinated notes due 2009. In July, 2003, we entered into two new interest rate swap agreements related to $70 million of our Senior Subordinated Notes (the "New Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the New Agreements and recognized as an adjustment to interest expense. The mark-to market adjustment at July 31, 2003 resulted in a derivative long-term liability of $1.1 million, with a corresponding fair value adjustment to long-term debt.


NOTE 3: Reclassifications - Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.
































                                   Page 6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CONSOLIDATED STATEMENT OF INCOME

THREE AND NINE MONTHS ENDED JULY 31, 2003 COMPARED WITH

THREE AND NINE MONTHS ENDED JULY 31, 2002

Net Sales - Third fiscal quarter 2003 net sales were $194.3 million, compared with $193.2 million for third fiscal quarter of 2002. This 0.6% increase resulted from an increase in paper and paperboard net sales of $5.8 million, or 12.2%, partially offset by decreases in timber net sales of $3.2 million, or 7.4%, and converted product net sales of $1.5 million, or 1.4%.

Cost of Products Sold - Third fiscal quarter 2003 cost of products sold was $165.2 million, or 85.0% of net sales, compared with $158.7 million, or 82.2% of net sales, for third fiscal quarter 2002. Cost of products sold were negatively affected by a 7% increase in logging costs, increased costs associated with a 13.3% increase in labor hours per ton of primary production, and reduced pension income of $2.6 million. Pension income has a positive effect on cost of products sold in all of our segments by reducing our accrued labor obligations. Cost of products sold was favorably impacted by a 4% decrease in the cost of mill steam due to using proportionately more biomass fuel, which is a lower cost fuel than natural gas.

Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $19.4 million for third fiscal quarter 2003 compared with $18.9 million for third fiscal quarter 2002.

Selling, General and Administrative Expenses - Third fiscal quarter 2003 selling, general and administrative expenses were $18.7 million, or 9.6% of net sales, compared with $17.8 million, or 9.2% of net sales, for third fiscal quarter 2002. The modest increase was primarily caused by lower pension income of $0.3 million and increased fees of $0.4 million to holders of our senior debt.

Operating Profit (Loss) - Third fiscal quarter 2003 operating profit was $10.4 million compared with operating profit of $16.7 million for the third fiscal quarter 2002. See "Selected Segment Results" below.

Provision for Taxes on Income - Third fiscal quarter 2003 provision for income taxes was $(0.1) million reflecting a tax rate of 37%. Third fiscal quarter 2002 provision for income taxes was $1.9 million reflecting a tax rate of 37%.

Net Income (Loss) - For the reasons noted above, the company incurred a net loss of $0.2 million for the third fiscal quarter 2003 compared with net income of $3.2 million for third fiscal quarter 2002.














                                   Page 7
                               Selected Segment Results

Timber                              Three Months            Nine Months
                                    Ended July 31           Ended July 31
                                                   %                       %
                                2003    2002  Change    2003    2002  Change

Timber net sales, $ millions  $ 40.1  $ 43.3   (7.4)  $120.9  $125.2   (3.4)
Timber operating profit,
 $ millions                     14.9    16.9  (11.8)    48.1    53.8  (10.6)

Logs, thousands of board
 feet                         61,612  67,979   (9.4) 192,118 200,495   (4.2)
Lumber, thousands of board
 feet                         26,443  26,607   (0.6)  69,933  67,478    3.6
Logs, $/thousand board feet     $506    $505    0.2     $510    $514   (0.8)
Lumber, $/thousand board feet    336     336      -      327     327      -


Third fiscal quarter 2003 timber net sales were $40.1 million, compared with $43.3 million for third fiscal quarter 2002. This 7.4% decrease was due primarily to a decrease in log volume of 9.4%, partially offset by a greater proportion of logs sold in the export market where prices tend to be higher. Average log prices were comparable to year-ago levels. The log volume decline was primarily the result of a 13.3% reduction in the volume sold in the domestic market due to harvest restrictions caused by unusually dry weather conditions and production difficulties related to steep and rugged terrain experienced during the quarter.

Third fiscal quarter export sales were $11.1 million, or 27.7% of timber net sales, compared with $10.6 million, or 24.5% of timber net sales for third fiscal quarter 2002. This increase was the result of increased log export volume of 2.8% and log export prices of 4.0%. Log export prices increased as a result of the dollar remaining relatively weak compared to the yen during the fiscal quarter.

Third fiscal quarter 2003 timber operating profit was $14.9 million, compared with $16.9 million for the third fiscal quarter 2002. The primary reasons for this 11.8% decline were a decrease in log volume sold and a 7% increase in logging costs, partially offset by the export price increase.

Year-to-date 2003 sales were $120.9 million compared with $125.2 million for year-to-date 2002. This 3.4% decrease was primarily due to decreases in log volume of 4.2% and log prices of 0.8%, partially offset by a 3.6% increase in lumber volume. The year-to-date decrease in log volume reflects the continuing weakness in the Japanese economy. Year-to-date export sales were $31.8 million, or 26.3% of timber net sales, compared with $36.2 million, or 28.9% of timber net sales for year-to-date 2002. This percentage decrease was primarily the result of an 11.7% decrease in log volume sold in Japan. Year-to-date 2003 operating profit was $48.1 million compared with $53.8 million for year-to-date 2002. The primary reasons for this 10.6% decline were an 8% increase in logging costs, proportionately less volume sold in the export market where margins tend to be higher, and reduced volume.














                                   Page 8
Paper and Paperboard               Three Months             Nine Months
                                   Ended July 31           Ended July 31
                                                     %                       %
                                  2003    2002  Change    2003    2002  Change

Paper and Paperboard net sales,
 $ millions                     $ 53.2  $ 47.5   12.2   $148.8 $ 123.8   20.1
Paper and Paperboard operating
 profit (loss), $ millions        (3.0)   (2.5)     -     (9.6)  (19.3)     -

Paper, tons                     74,918  64,877   15.5  211,226 170,345   24.0
Paperboard, tons                19,379  21,669  (10.6)  62,201  61,897    0.5
Paper, $/ton FOB mill
 equivalent                       $579    $579      -     $567    $569   (0.4)
Paperboard, $/ton FOB mill
 equivalent                        347     326    6.4      343     319    7.5


Third fiscal quarter 2003 paper and paperboard net sales were $53.2 million, compared with $47.5 million for third fiscal quarter 2002. This 12.2% increase is primarily due to a 15.5% increase in paper volume and a 6.4% increase in paperboard price, partially offset by a 10.6% decrease in paperboard volume. In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new buy/sell agreement provides that we now sell paper to our counterpart's converting facility, and we now purchase paperboard from them for our Midwest converting facilities. As a result of the new agreement, we had an 8.7% increase in paper and paperboard sales over third quarter 2002 and a 10.0% increase in paper and paperboard volume over third quarter 2002. The paperboard price increase resulted from price increases implemented in the export market as a result of the weakening of the U.S. dollar in our export markets.

Third fiscal quarter 2003 export sales in the paper and paperboard segment were $13.4 million, or 25.1% of paper and paperboard net sales, compared with $12.9 million, or 27.1%, for third fiscal quarter 2002. This decrease as a percentage of segment net sales was primarily the result of 2.6% and 16.0% decreases in export paper and paperboard volume, respectively. Export demand for our products declined in the third quarter as the Asian economy was negatively affected, at least temporarily, by the SARS outbreak. Partially offsetting the impact of reduced demand was the pricing impact of the weaker U.S. dollar. Export paper prices increased 12.4% and export paperboard prices improved 9.6%.

Third fiscal quarter 2003 paper and paperboard operating loss was $3.0 million, compared with an operating loss of $2.5 million for the third fiscal quarter 2002. Operating results were negatively affected by our mill operating at 68% of capacity as compared with 77% in the third fiscal quarter 2002, resulting in a 13.3% increase in labor hours per ton of paper and paperboard produced and a corresponding increase in per ton unit costs with less volume. Reduced pension income also negatively affected operating results. Operating results were positively affected by paperboard price increases and a 4.0% decrease in steam costs resulting from using proportionately more biomass fuel, which is a lower cost fuel than natural gas. Our business process improvement initiatives to improve mill optimization, improve customer service, reduce inventories and lower our procurement costs have contributed favorably to the results.

Year-to-date paper and paperboard sales were $148.8 million, compared with $123.8 million for year-to-date 2002. This 20.1% increase was the result of a 24.0% increase in paper volume, a 0.5% increase in paperboard volume and a 7.5% increase in paperboard price. The new buy/sell agreement and increased export paper shipments represented 13.2% and 10.0% of the paper volume increase, respectively.



                                   Page 9

Year-to-date export sales in the paper and paperboard segment were $47.4 million, or 31.8% of paper and paperboard net sales, compared with $34.3 million, or 27.7% of paper and paperboard net sales, for year-to-date 2002.

Export paper and paperboard volumes increased 35.7% and 5.0%, respectively, and export paper and paperboard prices increased 10.1% and 12.6%, respectively, compared to year-ago levels. Improved demand for our products and the weaker U.S. dollar were the drivers for the improvement.

Year-to-date 2003 paper and paperboard operating loss was $9.6 million, compared with an operating loss of $19.3 million for year-to-date 2002. Contributing to the improvement was an 8% reduction in the cost of mill steam due to a 10% reduction in the cost of natural gas and using proportionately more biomass fuel which is a lower cost fuel than natural gas. Additional contributions came from the 7.5% increase in paperboard price, the 24.0% increase in paper volume, and the ongoing contributions of our business process improvement initiatives. In addition, the results for year-to-date 2002 were negatively affected by the loss on the sale of power of $2.2 million.

Converted Products
                                   Three Months            Nine Months
                                  Ended July 31           Ended July 31
                                                   %                        %
                               2003     2002  Change    2003     2002  Change

Converted Products sales,
 $ millions                  $101.0   $102.4   (1.4)  $295.9   $303.1   (2.4)
Converted Products
 operating profit (loss),
 $ millions                    (1.5)     2.3      -     (8.4)   (13.7)     -

Converted Products, tons    124,586  128,228   (2.8) 367,102  376,092   (2.4)
Converted Products, $/ton      $811     $799    1.5     $806     $806      -


Third fiscal quarter 2003 converted products net sales were $101.0 million, compared with $102.4 million for third fiscal quarter 2002. This 1.4% decline was primarily due to a 2.8% decrease in volume partially offset by a 1.5% increase in price. Demand for our products remained weak due to the slow U.S. economy and soft food processing markets. Third fiscal quarter operating loss was $1.5 million, compared with operating income of $2.3 million for third fiscal quarter 2002. The primary reasons for the decrease in operating results were the volume decrease, a small increase in the cost of paperboard of 0.7%, and labor cost increase of 7.9%. The labor cost increase was due primarily to decreased pension income and increases in other indirect payroll costs, despite a 5.1% decrease in labor hours per ton of production. Operating results were favorably impacted by our business process improvement initiative to improve customer service, reduce inventories, and lower procurement costs.

Year-to-date fiscal 2003 converted product sales were $295.9 million, compared with $303.1 million for year-to-date 2002. This 2.4% decrease was primarily due to a 2.4% decrease in volume. Average prices over the period were steady with year-ago levels. The decrease in volume was due to reduced demand caused by the slow U.S. economy and soft food processing markets. Year-to-date 2003 operating loss was $8.4 million, compared with $13.7 million for year-to-date 2002. The improvement was primarily the result of decreased cost of paper and paperboard supplied to us in the first quarter by the mill and third party suppliers. The average cost of paper and paperboard supplied to our converting plants decreased 2.7% for year-to-date 2003, compared with year-to-date 2002. Year-to-date results were favorably impacted by our business process improvement initiatives. Operating results for year-to-date 2002 were negatively affected by the allocated loss associated with the sale of electrical power of $3.2 million.

                                   Page 10
                      LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003, our borrowed debt included long-term debt of $500.0 million, including current installments of long-term debt of $20.0 million. Short-term borrowings at July 31, 2003 were $26.0 million.

At July 31, 2003, we had $113 million outstanding under the $250 million revolving credit facility, excluding letters of credit of $15.5 million. Also outstanding at July 31, 2003, were various senior notes totaling $174.5 million, revenue bonds of $14.5 million and $214.0 million of senior subordinated notes, net of original issuance discount. We also had $10.0 million outstanding on a $15 million uncommitted line of credit. As of July 31, 2003, we had $126.5 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, current ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. At July 31, 2003, we were in compliance with such covenants as amended or waived.

During the quarter ended July 31, 2003, we obtained a limited waiver from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. Subsequent to the quarter end, we obtained amendments from those holders that changed the coverage requirements and the specified ratio to match a similar covenant in our agreement governing our revolving credit facility. The company has been and remains in compliance with the revolving credit facility covenant. In connection with the grant of the amendments, we agreed to pay certain fees to the holders of the senior notes.

In the fourth fiscal quarter 2002, we entered into two fixed-to-floating interest rate swaps, covering $70 million of our $215 million of senior subordinated notes. In May 2003, we unwound the two swaps resulting in a benefit to the company of cash of $3.3 million. We will amortize $2.7 million of that amount over the remaining life of the senior subordinated notes as a reduction of interest expense, with the balance of $0.6 million being recorded as cash interest. Subsequently, in July 2003, we entered into two new fixed-to-floating interest rate swaps, for a total of $70 million underlying principal amount. The purpose of the swaps is to manage interest being paid on the underlying senior subordinated notes that have a fixed 10% interest rate. The new floating rate swaps, effective July 31, 2003, have rates of approximately 7.25%.

In the third fiscal quarter 2003 we paid off a 7.55% Senior Note of $30 million due October 21, 2003, with available funds from our revolving credit facility.

Net cash provided by operations was $18.0 million in the third fiscal quarter 2003 and $15.8 million for the third fiscal quarter 2002.

Net cash used for investing was $8.4 million in the third fiscal quarter 2003 and $6.4 million in the third fiscal quarter 2002. Our capital expenditures, including timberland acquisitions, were $8.6 million in the third fiscal quarter 2003 and $6.5 million in the third fiscal quarter 2002. Capital expenditures are expected to be approximately $43 million for fiscal year 2003 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the third fiscal quarter 2003 was $9.7 million while net cash used for financing was $9.4 million for the third fiscal quarter 2002. Borrowed debt decreased during the third fiscal quarter 2003 by $12.0 million due partially to continued reduced capital expenditures and the monetization of the previous interest rate swap.




                                   Page 11
Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants of financing agreements. Cash dividends of $0.02 per share were declared and paid in both the second and third fiscal quarters of 2003 in the amount of $1.0 million each.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facility. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. The company terminated the $70 million interest rate swaps in May 2003 and entered into new interest rate swap agreements in July 2003. Otherwise, we did not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives during the quarter, however we may do so in the future, on a non-speculative basis, if business conditions warrant.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Control and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President-Finance, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Senior Vice President-Finance concluded that our disclosure controls and procedures, as of

                                   Page 12

the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the company in reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms.

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

(b)	Changes in Internal Controls

As part of our business process improvement initiative, we are implementing a new Enterprise Resource Planning (ERP) system. During the third fiscal quarter 2003 the accounts payable, purchasing, receiving and inventory modules were implemented. Among other purposes, this wave of the ERP system is designed to enhance the efficiency of our procurement, receiving and disbursement functions, and will affect internal control over these functions as well as supply inventory management.

No other change in our internal control over financial reporting occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As we previously reported, in 2002 we were named a defendant in numerous asbestos-related actions in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. In January 2003, the Madison County, Illinois and St. Louis, Missouri plaintiffs agreed to dismiss us from all pending lawsuits in those jurisdictions. In each instance, we were dismissed without any payment or liability to the plaintiffs. However, each of the dismissals was without prejudice, meaning that the plaintiffs could re-institute those cases.

In July and August of 2003, we were again named as a defendant in 23 asbestos-related actions in Madison County, Illinois. Given the relatively recent filing of these lawsuits and our past dismissal of asbestos-related claims in Madison County, we are attempting to determine more specifically the nature of the claims and the reasons why we were named as a defendant. At this time, we believe that these claims will not result in our having material liability, if any, for damages. It is not possible, however, to predict with certainty the outcome of these matters. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Nothing to report.


                                   Page 13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Nothing to report.

ITEM 5.  OTHER INFORMATION
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             The Exhibits to this report on Form 10-Q are listed on the accompanying Exhibit Index.

         (b) A Form 8-K was filed on May 27, 2003 reporting information under Items 7 and 9.

             A Form 8-K was filed on July 10, 2003 reporting information under Items 5 and 7.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       09/12/03
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer


A. G. HIGGENS                          09/12/03
A. G. HIGGENS
Assistant Treasurer





























                                   Page 14
                                EXHIBIT INDEX


Exhibit No.    Description

31.1 Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President and Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.

32.1           Section 1350 Certification by R. H. Wollenberg,
               President and Chief Executive Officer.

32.2           Section 1350 Certification by L. J. McLaughlin,
               Sr. Vice President-Finance, Secretary and Treasurer.



















































                                   Page 15