Form 10-K
period 2003-10-31
LONGVIEW FIBRE CO
filed 2004-01-21
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2003    Commission File No.    0-1370

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of April 30, 2003, was $314,456,478. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the registrant's Common Stock, $1.50 Ascribed Value per share, as of December 31, 2003 was 51,076,567 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed in connection with the Company's Annual Meeting of Stockholders to be held March 2, 2004.



                              TABLE OF CONTENTS

                                                                     PAGE

PART I
    Item 1     Business                                                2
    Item 2     Properties                                             13
    Item 3     Legal Proceedings                                      14
    Item 4 Submission of Matters to a Vote of Security Holders 15 Executive Officers of the Company

PART II
    Item 5     Market for Registrant's Common Equity and Related
                Shareholder Matters                                   17
    Item 6     Selected Financial Data                                18
    Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   19
               Critical Accounting Policies                           30
               Forward-Looking Statements                             31
               Factors That May Affect Our Future Operating Results   32
    Item 7A    Quantitative and Qualitative Disclosures About Market
                Risk                                                  36
    Item 8     Financial Statements and Supplementary Data            37
               Quarterly Financial Data                               51
    Item 9     Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                   51
    Item 9A    Controls and Procedures                                51

PART III
    Item 10    Directors and Executive Officers of the Registrant     52
    Item 11    Executive Compensation                                 52
    Item 12    Security Ownership of Certain Beneficial Owners and
                Management and Related Shareholders Matters           52
    Item 13    Certain Relationships and Related Transactions         52
    Item 14    Principal Accountant Fees and Services                 52

PART IV
    Item 15    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                           53

SIGNATURES                                                            54

INDEX OF EXHIBITS                                                     55


                                    Page 1

PART I

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors That May Affect Our Future Operating Results" below. These factors, as well as others, may cause our actual results to differ materially from any forward-looking statement. (See Forward-Looking Statements.)

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

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

We commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products. Since our inception, we have continued to expand our operations and currently own what we believe is one of the world's largest pulp and paper making complexes, 17 converting plants in 12 states and significant holdings of valuable timberlands in the Pacific Northwest composed of approximately 570,000 acres of timberlands.

Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

Products

We are a forest, paper and packaging products company engaged in three primary businesses: timber, paper and paperboard, and converted products.

The following table sets forth the relative contribution to net sales of each of our segments (including allocated sales of power).

                           2003     2002    2001
Timber                      21%      22%     19%
Paper and Paperboard        26%      23%     26%
Converted Products          53%      55%     55%

Please see Note 7 of Item 8 of Part II of this Form 10-K for financial information about industry segments and export sales.


                                    Page 2
Timber

We own and manage approximately 570,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 4.2 billion board feet of 30-year-old and older timber. Approximately 60% of our specie mix is Douglas Fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2003, 68.6% of our log net sales were to domestic customers consisting of approximately 65 independent sawmills and plywood plants, with the balance exported primarily to Japan. We believe we are the second largest U.S. exporter of logs to the Japanese market. We realize a significant price premium on the logs we sell into that market.

We also operate a sawmill near Leavenworth, Washington that processes logs into lumber, wood chips and various by-products for domestic and Pacific Rim construction and other markets. This sawmill uses logs from one of our tree farms, and also produces wood chips for use at our pulp and paper mill in Longview, Washington. In addition, we maintain four log chipping operations principally located in Washington and Oregon. We supply these chipping facilities with lower-quality timber, also known as pulpwood, that would command relatively low prices if sold as logs to sawmills, and we also purchase pulpwood from third parties. We process the wood chips for pulp for our Longview mill. Our timber is harvested by independent logging contractors.

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

We believe our timberlands are well diversified by age and advantageously dispersed geographically throughout the states of Oregon and Washington. The well-balanced age distribution of our timber reduces the likelihood of a significant interruption in timber supply. Our timberlands span the two states on 675 non-contiguous parcels with an average parcel size of approximately 843 acres, the largest of which is approximately 40,000 acres, which reduces our risk of significant loss due to forest fires, disease and other natural disasters. As a matter of policy, we have consistently acquired timberlands to increase our inventory when available at acceptable prices reflecting the site, quality of timber and growing stock.

As a substantial U.S. timberland owner, we believe we are positioned to benefit from the reduction in the availability of U.S. federal timber for harvesting. The federal government has curtailed the harvesting of timber in response to heightened environmental concerns. This curtailment is pronounced in the Pacific Northwest due to concern over threatened and endangered wildlife species such as the spotted owl, marbled murrelet and salmon. We believe that the governmental forest management emphasis on timber resource conservation and habitat preservation has added to the value of our private timberlands. However, a recently executed Presidential Executive Order allows for thinning of federal forests for fire prevention purposes. We believe that the thinning will only add small diameter logs from the East side of the Cascade Mountains to the market. We expect most of the wood in Washington and Oregon will be pine and other white woods that should not significantly affect the value of our logs. We believe there will be three significant benefits to us from the fire prevention policy: First, the policy will reduce the chance of fires on federal lands that could spread on to our lands. Second, the policy will add availability of some small diameter logs in Washington state for use in our Leavenworth, Washington sawmill. And third, we believe a large portion of the thinnings will be pulpwood logs that will add to the available chip supply in the Pacific Northwest.

Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage the timberlands on a "sustained yield" basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. Up until the recent past, we operated our timberlands on a sustained yield basis with rotations, or age of the timber when cut, of approximately 60 years. We are now managing towards a 50-55 year average rotation age. This rotation level should yield more logs of the size desired in the domestic market and, therefore, better optimize the long-term revenues from our timberlands.
Timber growth rates and existing age class distribution are important variables for a forest products company as they ultimately determine how much timber can be harvested. More accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

We can harvest approximately 275-280 million board feet of merchantable timber per year from our timberlands on a sustained yield basis, based on our average 50-55 year rotation. Under this sustained yield rotation, our inventory of mature, standing timber 30-years old and older would remain at approximately
4.2 billion board feet in perpetuity. Our timber harvest plans are principally based on forecasted demand, price and the availability of timber from external sources. These harvest plans are reviewed several times throughout the year and revised at least annually, and are sufficiently flexible to permit modification in response to fluctuations in the log market.

During fiscal year 2003 we decided to begin reducing harvest levels from the increased level of fiscal year 2002, during which we temporarily increased harvesting to improve cash flow. Harvest levels were further restricted by unusually dry weather conditions in the third quarter of fiscal year 2003.

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

Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly through long-standing relationships, generally at negotiated market prices.
In fiscal year 2003, no sales were made pursuant to long-term contracts. During fiscal year 2003, our top 5 customers, including exporters, accounted for approximately 40% of our timber net sales, which represented approximately 8% of our total net sales. Our largest customer accounted for approximately 12% of our segment net sales during this period, which represented 2.6% of our total net sales.

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

We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world's largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp and pulp from sawdust and old corrugated containers, "OCC," provide the balance of our pulp. Approximately 27% of the pulp that we used in fiscal year 2003 was from OCC, which makes our paper and paperboard products more attractive to an increasingly environmentally conscious public.

Manufacturing. We have continuously upgraded and expanded our paper mill to produce higher-quality paper more quickly and economically. Our mill consists of one pulp mill and twelve paper machines with more than 3,200 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds 1 million tons.

To balance the mill-to-market demand for our products and the availability of raw materials at acceptable prices, we have been running only our nine most efficient machines and not running batch digesting in our pulp mill.

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

We have engaged a third-party consulting group to assist us with our corporate business process improvements, or BPI, initiative. The BPI initiative has helped us implement new procurement practices to take advantage of our buying power corporate wide, reduce our reliance on higher cost natural gas by using more of a lower cost biomass alternate fuel, reducing inventories while improving customer service, reduce hourly employment across our manufacturing segments by 155 in the past 12 months, and we are now mid-way in our implementation of system enhancements of the PeopleSoft EnterpriseOne ERP project. The new procurement practices have helped leverage our buying power by consolidating purchases of commodity items and reducing the number of vendors and transactions. Additionally, we will focus on increasing overall efficiency through workforce reduction and, if necessary, possible closure or curtailment of non-competitive facilities, reallocation of production to different production facilities, and implementation of a strategy to reduce energy consumption by better utilizing existing capacity.

Raw Materials and Suppliers. Our mill's advanced technology combined with our papermaking flexibility enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste such as OCC and purchased bleach pulp from a variety of sources. In addition to the wood chips and sawdust that we purchase, we source raw materials from our own sawmill at Leavenworth and our four log chipping facilities. Our chip operations are located in Washington and Oregon. Residual wood chips and sawdust are also supplied by many of our timber customers who generate these residuals from logs purchased from us.

During fiscal year 2003, approximately 9% of our fiber requirements were generated from internal operations, and approximately 31% were generated from recycled materials. The remainder of our fiber came from more than 65 chip suppliers composed of sawmills, plywood plants and whole log chipping facilities primarily located in Washington, Oregon, Idaho and Montana within a 1,300-mile radius of our Longview mill. Actual sourcing levels vary with market conditions. We can receive over 30 rail cars, as many as 300 truckloads and a number of barges full of wood chips at the mill daily. In addition, approximately 21% of our fiber is from wood chips that we purchased at market prices from sawmills to which we also sell our logs. We believe our stable historical relationships with these mills result in a dependable supply of wood chips from them. We purchase bleached pulp from various sources and have an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill that has excess capacity. We continue to broaden our raw material supply and reduce fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We have been engaged in a long campaign to increase the production of value-added specialty and custom paper grades and broaden our product lines. Our paper products are sold by our sales forces located in Walnut Creek, California; Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2003, our converted products segment obtained approximately 94% of its paper and paperboard requirements from our Longview mill, representing approximately 61% of total mill production, (either by direct shipment from our mill or from shipments under barter or buy/sell agreements). We sell the remaining mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Less than 5% of our fiscal year 2003 net sales were made pursuant to long-term contracts.

Where possible, we develop products in conjunction with our customers and enter into long-term relationships. Within our paper and paperboard segment, approximately 19% of our segment net sales during fiscal year 2003 were from our specialty TEA-KraftT paper, a highly rupture-resistant multi-wall bag used in the agriculture, pet food, chemical and cement industries. Excluding sales to our converting plants, during fiscal year 2003, our top 5 customers accounted for approximately 43% of our paper and paperboard net sales. These customers represented approximately 11% of our total net sales. Our largest paper and paperboard customer, an exporter who resells our products to a number of smaller customers, accounted for approximately 19% of our total segment net sales during this period, which represented approximately 5% of our total net sales. There were no other customers accounting for more than 10% of segment net sales.

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

We have an ongoing process standardization initiative for order entry, production scheduling, shipping and inventory control at our converting plants which involves taking "best practices" from each of our plants and applying them to our other plants. We believe this initiative has resulted in a number of improvements, including more efficient production, inventory management and on-time order fulfillment. We also believe that our BPI initiative has resulted in cost savings and efficiencies in our converted products operations similar to those in our paper and paperboard segment.

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

Raw Material Sources and Supply. The principal raw material used by our converting plants is paper and paperboard. Our converting plants receive approximately 94% of their paper and paperboard from our Longview mill either directly, through barter arrangements or through buy/sell arrangements whereby one of our converting plants acquires paper and paperboard from a third party's paper mill that is geographically closer to it than our Longview mill, and in return, our mill supplies paper and paperboard to the third party's converting plant.

Sales and Customers. Sales of converted products are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers in turn report to regional divisional managers. We have approximately 90 full-time direct sales employees in our converted products segment.

We sell our converted products to approximately 3,500 customers nationwide.
We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities, as many of our larger competitors do not find such specialty niches to have the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers' changing needs.

During fiscal year 2003, our top 5 customers accounted for approximately 28% of our converted products net sales, with no customer accounting for more than 10% of segment net sales. The top 5 customers represented approximately 15% of our total net sales and our largest customer represented approximately 5% of our total net sales. Approximately 15% of our net sales were made pursuant to long-term contracts.

Energy

Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce 40 megawatts of power and the co-generation facility generally has a capacity to produce 60 megawatts of power. Under current contract, we have agreed with the local power utility district to use all of our steam-driven generator capacity for internal use and, except under limited circumstances, sell all of our power produced from our co-generation facility into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility and sell into the market, will change from period to period based on market conditions and our own power requirements. We do not expect sales of power to meaningfully contribute to our results in the coming year.

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

There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price and quality. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber in 2003. We believe we were the second largest U.S. exporter of logs to the Japanese market in 2003.

Our paper and paperboard segment primarily competes in the highly-concentrated U.S. unbleached kraft paper market. The 10 largest U.S. producers of kraft paper comprised approximately 80% of industry capacity. International Paper was the largest producer in 2003, based on industry capacity, and we believe we were the second largest. Abroad, we compete with many domestic producers as well as with foreign competitors such as Eurocan and Canadian Forest Products. Competition in the unbleached kraft paper market is primarily based on price, service and quality.

In the world paperboard market we compete with many of the same foreign and domestic paper producers. We believe Smurfit-Stone Container was the largest producer in 2003 based on industry capacity. The paperboard market competes primarily in the same manner as does the paper market.

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

           Segments                          Principal Competitors
           Timber . . . . . . . . . . . . .  Weyerhaeuser Corporation
                                             Plum Creek
                                             Guistina
                                             Menasha
                                             Campbell Group Managed Holdings

           Paper and Paperboard
              Paper . . . . . . . . . . . .  International Paper
                                             Eurocan
                                             Canadian Forest Products
                                             Georgia-Pacific
                                             Smurfit-Stone
                                             Tolko
                                             Cascade

              Paperboard. . . . . . . . . .  Smurfit-Stone
                                             Georgia-Pacific
                                             Weyerhaeuser Corporation
                                             International Paper
                                             Temple-Inland

          Converted Products . . . . . . .   Smurfit-Stone
                                             Georgia-Pacific
                                             Weyerhaeuser Corporation
                                             International Paper
                                             PCA
                                             Temple Inland
Regulation

The forest, paper and packaging products industries are highly regulated in the United States, subject to a variety of federal, state and local environmental, pollution control, and other laws and regulations.

Our forestry and manufacturing operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment, including laws relating to water quality, air quality, waste management, and hazardous substances. We believe that we are in substantial compliance with all relevant local, state and federal regulations. All of our facilities meet current regulatory standards in all material respects, and we believe we are operating in an environmentally responsible manner. We maintain environmental and industrial safety and health compliance programs and periodically conduct internal regulatory audits of our operations to monitor compliance with relevant laws and regulations. We continually review all known environmental exposures, including the costs of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on our results of operations.

Environmental impacts at some of our facilities resulting from current and historic operations, and at certain third-party sites to which we sent hazardous substances for disposal or storage, require expenditures for remediation. Liability arising out of prior ownership or past operations is sometimes imposed without regard to causation or prior knowledge of contamination. Violations of environmental laws and regulations can subject us, and in certain cases have subjected us, to additional costs and expenses, including defense costs and expenses, and civil penalties. Violations of environmental laws and regulations can also subject us to criminal penalties.

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

Timberlands. Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities, which in some cases require us to establish buffer, or "no cut," zones in or along environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods to protect air quality. State and federal statutes and regulations also have the direct and indirect effect of controlling logging activities, including ancillary road construction and maintenance activities, by testing these activities' affect on, among other things, water quality, endangered species, and certain ocean and inland shorelines or wetlands. Changes in these statutes and regulations, and related policies implementing them, including changes in enforcement policies or changes resulting from judicial actions or interpretations, can significantly affect local and regional timber harvest levels. For instance, in early 2002 an environmental group filed an action in Oregon, against the State Forester of the State of Oregon, that would, if successful, further restrict the use of private lands for timber harvesting in certain parts of the state where we own timberland. A similar lawsuit has been initiated in the State of Washington against forestry authorities there, alleging Endangered Species Act violations.

Endangered Species. The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, goshawk, bald eagle, and various anadromous fish species. Some of these species, including the northern spotted owl, marbled murrelet, and goshawk, are found in some of our timberlands, requiring us to refrain from harvesting some of our timberland resources. There can be no assurance that additional species within our timberlands will not subsequently receive protected status under the Endangered Species Act or that more members of species currently protected will not be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres.

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

The Cluster Rule contains significant compliance milestones for air emissions in 2004, and for pulp and bleaching process in 2006. We estimate that over the next two to four years, capital expenditures required to comply with this regulatory program will range from $10 million to $15 million. The majority of these expenses will be facility changes and additions for air pollution control, the most significant of which will be replacing washer lines used to remove spent cooking chemicals from pulp after the digesting process at the Longview mill. The estimated cost of this replacement project is $8 million. We do not expect the costs associated with other individual Cluster Rule compliance projects to be material, but taken as a whole we estimate the cost will be up to $7 million.

Air Quality. The Clean Air Act regulates emissions into the air, and requires air permits that set limits on such air emissions. We anticipate making capital expenditures of approximately $10 to $14 million over the next three years for air pollution control additions and modifications to ensure compliance with non-cluster rule air emissions standards and to accommodate facility production capacity increases.

The Environmental Protection Agency is developing "Maximum Achievable Control Technology," or MACT, standards for reducing hazardous air pollutants from specified categories of industrial processes with major emissions. These categories include boilers, paper coating and combustion turbines, some or all of which we participate in. While the EPA has not yet finalized all MACT standards, and we do not expect compliance to be required before 2006, we expect that the final standards could eventually have an impact on our operations and require material expenditures.

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

Fiscal 2004 Environmental Expenditures for Mill Operations. In fiscal year 2004, we expect to spend approximately $13 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $8 million on operating and other non-qualified expenditures relating to environmental matters.

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

Employees

As of October 31, 2003, we employed approximately 3,250 employees, of which approximately 2,014 employees were parties to collective bargaining agreements between us and one of five unions. We have 11 collective bargaining agreements, that expire at various dates through 2007, including four agreements covering approximately 349 employees that will expire in 2004. We believe that our relationship with our employees is good and we have a collective bargaining agreement with our 1,216 Longview mill employees that extends through 2006.

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

In addition, we have made our Code of Ethics for our CEO and financial officers available in the Investor Relations section of our website. We intend to make available by our annual shareholders meeting on March 2, 2004, the following additional corporate governance materials in the Investor Relations section of our website:

*	our Code of Business Conduct and Ethics; and
*	our Executive Committee, Audit Committee, Nominating/Governance
Committee and Compensation Committee charters.

If we waive any material provision of our Code of Ethics for our CEO and financial officers or our Code of Business Conduct and Ethics, or substantively change the codes for any specific officer, we will disclose that fact on our website within five business days.

Item 2.  Properties

As of October 31, 2003, we owned in fee 569,145 acres of tree farms located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock on the timberland.

Our production facilities are listed below:

                                                         Approx.
                                                Approx. Building  Leased/
Production Facilities                                  Acres   Sq. Ft.   Owned

PULP, PAPER AND PAPERBOARD PRODUCTION FACILITY
  Longview, Washington(a). . . . . . . . . . . .  358   3,115,080  Owned

CONVERTED PRODUCTS PRODUCTION FACILITIES
  Amsterdam, New York (Corrugated Containers). . 11 219,840 Owned Bowling Green, Kentucky (Corrugated
    Containers)  . . . . . . . . . . . . . . . .   20     306,486  Owned
  Cedar City, Utah (Corrugated Containers)(b). .   22     143,000  Owned
  Cedar Rapids, Iowa (Corrugated Containers) . .   21     388,000  Owned
  Fridley, Minnesota (Corrugated Containers) . . 17 291,000 Owned Grand Forks, North Dakota (Corrugated
    Containers)(b) . . . . . . . . . . . . . . .   27      85,000  Owned
  Longview, Washington (Corrugated and Solid
    Fibre Containers). . . . . . . . . . . . . .  (a)         (a)  Owned
  Milwaukee, Wisconsin (Corrugated and Solid
    Fibre Containers)(c) . . . . . . . . . . . .   15     493,700  Owned
  Oakland, California (Corrugated Containers). .    7     215,500  Owned
  Seattle, Washington (Corrugated Containers). . 3 132,300 Owned Seward, Nebraska (Corrugated Containers)(b). . 18 85,000 Owned
  Spanish Fork, Utah (Corrugated Containers)(d). 25 519,000 Owned Spanish Fork, Utah (Merchandise and Specialty
    Bags). . . . . . . . . . . . . . . . . . . .  (d)         (d)  Owned
  Twin Falls, Idaho (Corrugated Containers). . . 12 446,000 Owned Waltham, Massachusetts (Merchandise and
    Specialty Bags). . . . . . . . . . . . . . .    3      94,600  Owned
  West Springfield, Massachusetts (Corrugated
    Containers)(b) . . . . . . . . . . . . . . .   11     230,460  Owned
  Yakima, Washington (Corrugated Containers) . .   18     419,000  Owned

WOOD CHIP PRODUCTION FACILITIES
  Bullfrog, Washington . . . . . . . . . . . . .   74         (e)  Owned
  Clarkston, Washington. . . . . . . . . . . . .   19         (e) Leased
  Clatskanie, Oregon (also log sorting). . . . .   23         (e)  Owned
  Kalama, Washington . . . . . . . . . . . . . .   12         (e) Leased

SAWMILL
  Leavenworth, Washington (also log sorting) . .   69     125,000  Owned
____________

(a) Our Longview facility is used for pulp, paper and paperboard production, converted products production and as our corporate headquarters.
(b) Corrugated sheet plants.
(c) Solid fiber sheet plant.
(d) Our Spanish Fork facilities are located in the same complex. These facilities are considered separate facilities but share a common warehouse and other structures.
(e) Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.

In addition to the facilities listed above, we have seven strategically located corrugated container storage facilities that are used primarily as warehouse space. We also have one chip reload facility.

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

In the summer and fall of 2003, we were again named as a defendant in a number of asbestos-related actions in Madison County and St. Louis and we again have been dismissed from some of those cases. As of December 31, 2003, we were a defendant in nine cases pending in Madison County and one case pending in St. Louis. In the past, we were routinely dismissed from these types of actions. We believe that the process by which the plaintiffs in these actions file claims will lead to additional similar lawsuits, but that we will again be dismissed as a defendant, without prejudice. Therefore, at this time we believe that these claims will not result in our having material liability, if any, for damages. It is not possible, however, to predict with certainty the outcome of these matters. Predictions as to the outcome of pending litigation are inherently subject to substantial uncertainties with respect to, among other things, factual and judicial determinations.

In January 2003, we were served with a complaint filed in King County, Washington Superior Court and entitled Gerald Shellenbarger, et al. v. Longview Fibre Company, et al. In the complaint, plaintiffs alleged that a former employee of the company was exposed to asbestos when he worked at our Longview paper mill from 1959 to 1964 and from 1976 to 1996. Plaintiffs further alleged that we are subject to civil tort liability because we had actual knowledge of certain injuries arising out of asbestos exposure and willfully disregarded that knowledge. In October 2003, we were granted our motion for summary judgment on the basis that we were immune from a civil lawsuit under Washington's worker's compensation law. Shortly thereafter, plaintiffs filed a notice of appeal of the order of dismissal. We expect that the briefing and argument of this appeal will take place in the first six months of calendar 2004. Although it is not possible to predict with certainty the outcome of this matter, we believe that the action will not result in our having material liability, if any, for damages.

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

Executive Officers of the Company

The executive officers of the Company as of December 31, 2003, and certain biographical information about each of these individuals, are set forth below:

                                                                 Executive
                                                                  Officer
Name                Age                 Office                     Since

R. P. Wollenberg    88      Chairman of the Board                  1953

R. H. Wollenberg    50      President and Chief Executive Officer  1996

R. J. Parker        55      Senior Vice President-Production       1994
                            and Mill Manager

K. D. Gettman       55      Senior Vice President-Container Group  2001

D. L. Bowden        68      Senior Vice President-Timber           1989

L. J. McLaughlin    48      Senior Vice President-Finance,
                            Secretary and Treasurer                1989

R. B. Arkell        73      Vice President-Industrial Relations
                            and General Counsel                    1986

Richard P. Wollenberg
Chairman of the Board

Mr. Wollenberg was elected Chairman of the Board in 1985, and has been a Director since 1946. Mr. Wollenberg served from 1978 to 2002 as Chief Executive Officer, and as President from 1969 to 2001. Mr. Wollenberg has been active in the Company since 1939. Mr. Wollenberg received a Bachelor of Science degree in mechanical engineering from the University of California at Berkeley and a master's degree in business administration from Harvard University.

Richard H. Wollenberg
President and Chief Executive Officer

Mr. Wollenberg was elected Chief Executive Officer in November 2002, and has held the office of President since October 2001. Mr. Wollenberg previously served as Executive Vice President, Chief Operating Officer and Senior Vice President-Production Western Container Division. He has been a Director since 1995. Mr. Wollenberg previously served as Vice President-Production, Western Container Division and has been with the Company since 1988. Mr. Wollenberg received a juris doctorate from Willamette University and a bachelor of philosophy from Reed College.

Richard J. Parker
Senior Vice President-Production and Mill Manager

Mr. Parker was elected Senior Vice President-Production in 1994. He previously served as Vice President and Assistant to the President, and Pulp Mill Superintendent and has been with the Company since 1972. Mr. Parker received a Bachelor of Science degree in chemical engineering from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.

Ken D. Gettman
Senior Vice President-Container Group

Mr. Gettman was elected Senior Vice President-Container Group in September 2001. He previously served as Vice President-Sales, Western Container Division from January 1998 to September 2001 and Sales Manager from 1994 to 1997. Mr. Gettman has been with the Company since 1967.

David L. Bowden
Senior Vice President-Timber

Mr. Bowden was elected Senior Vice President-Timber in 1992, and has been a Director since 1990. He previously served as Vice President-Timber. Mr. Bowden has been with the Company since 1960. Mr. Bowden received a Bachelor of Science degree in forest engineering from Oregon State University.

Lisa J. McLaughlin
Senior Vice President-Finance, Secretary and Treasurer

Mrs. McLaughlin was elected Senior Vice President-Finance, Secretary and Treasurer in 1992. She has been a Director since 1992, however is not nominated for re-election at the 2004 annual meeting. Mrs. McLaughlin previously served as Vice President-Finance, Secretary and Treasurer and has been with the Company since 1977. Mrs. McLaughlin received a Bachelor of Arts degree in business administration from Washington State University, and is a graduate of the Harvard Business School's Program for Management Development.

Robert B. Arkell
Vice President-Industrial Relations and General Counsel

Mr. Arkell was elected Vice President-Industrial Relations and General Counsel in 1979. He has been a Director since 1986. Mr. Arkell has been with the Company since 1970. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington. Mr. Arkell received a juris doctorate from the University of California, Hastings, College of Law, and a bachelor of business administration degree from the University of Washington.

Each of our officers is elected to their positions at the board of directors' annual meeting each year. They serve until the next annual meeting or until their resignation, removal or appointment of a successor.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock trades on the New York Stock Exchange under the symbol "LFB". The following table sets forth, for the periods indicated, the range of high and low market prices for our common stock as reported by the New York Stock Exchange.
            Fiscal         2003   	       2002
            Quarter   High     Low	  High     Low
            1st     $ 8.17  $ 6.55	$12.75  $10.62
            2nd       7.97    5.90	 11.07    9.85
            3rd       9.08    7.46	 10.48    7.83
            4th      10.96    8.20	  8.30    5.38


We estimate that there are approximately 8,000 beneficial owners of our common stock as of October 31, 2003.

Dividends paid per share in fiscal 2003, 2002 and 2001 are as follows:

                         2003      2002       2001
            January     $   -     $0.03      $0.12
            April        0.02         -       0.12
            July         0.02         -       0.12
            October         -         -       0.12
                        $0.04     $0.03      $0.48

Our financing arrangements outstanding from time to time include covenants that restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6.  Selected Financial Data

The following table sets forth selected financial information concerning our company and should be read in conjunction with the audited financial statements and notes included in "Financial Statements and Supplementary Data."

(dollars in thousands except per share)        2003       2002       2001       2000       1999
STATEMENT OF INCOME
Net Sales . . . . . . . . . . . . . . .  $  773,337 $  769,281 $  875,955 $  876,298 $  774,349
  Timber. . . . . . . . . . . . . . . .     163,000    172,178    161,129    161,586    170,992
  Paper and paperboard. . . . . . . . .     202,549    174,920    195,765    255,025    226,330
  Converted products. . . . . . . . . .     407,788    417,451    441,975    451,195    377,027
  Power . . . . . . . . . . . . . . . .           -      4,732     77,086      8,492          -
Cost of products sold, including
  outward freight . . . . . . . . . . .     656,581    657,434    728,062    712,547    646,058
Gross profit. . . . . . . . . . . . . .     116,756    111,847    147,893    163,751    128,291
Selling, administrative and general
  expenses. . . . . . . . . . . . . . .      72,154     71,570     72,146     66,786     60,683
Operating profit. . . . . . . . . . . .      44,602     40,277     75,747     96,965     67,608
  Timber. . . . . . . . . . . . . . . .      64,145     71,212     65,238     69,438     83,207
  Paper and paperboard (a). . . . . . .     (10,780)   (18,214)     2,173      6,472     (4,114)
  Converted products (a). . . . . . . .      (8,763)   (12,721)     8,336     21,055    (11,485)
Interest expensed . . . . . . . . . . .     (43,099)   (44,858)   (39,626)   (40,115)   (38,703)
Other income. . . . . . . . . . . . . .       7,051      7,914      1,546      2,097      2,579
Income before income taxes. . . . . . .       8,554      3,333     37,667     58,947     31,484
Provision for income taxes. . . . . . .       3,200     (1,800)    13,000     21,300     11,500
Net income. . . . . . . . . . . . . . .       5,354      5,133     24,667     37,647     19,984

PER SHARE
Net income. . . . . . . . . . . . . . .  $     0.10 $     0.10 $     0.48 $     0.73 $     0.39
Dividends . . . . . . . . . . . . . . .        0.04       0.03       0.48       0.48       0.28
Earnings reinvested in the business . .        0.06       0.07          -       0.25       0.11
Shareholders' equity at year-end. . . .        8.46       8.40       8.33       8.38       8.14
Average shares outstanding (thousands).      51,077     51,077     51,152     51,677     51,677
Shares outstanding at year-end
 (thousands). . . . . . . . . . . . . .      51,077     51,077     51,077     51,577     51,677

BALANCE SHEET DATA
Total assets. . . . . . . . . . . . . .  $1,255,404 $1,306,442 $1,324,448 $1,276,690 $1,212,753
Working capital . . . . . . . . . . . .      40,609     37,116     38,059     42,378     68,001
Capital assets. . . . . . . . . . . . .     939,107    989,293  1,025,833    981,937    947,359
Deferred tax liabilities - net. . . . .     195,410    191,742    184,947    171,518    153,945
Long-term debt. . . . . . . . . . . . .     463,003    510,195    540,400    490,900    495,900
Shareholders' equity. . . . . . . . . .     432,307    428,996    425,395    432,042    420,463

(a) Includes allocated results from power sales.

OTHER DATA
Sales:  Logs, thousands of board feet .     259,466    278,166    235,053    209,460    229,839
        Lumber, thousands of board feet      95,565     93,893     99,919     93,035     84,513
        Paper, tons . . . . . . . . . .     280,919    243,946    251,751    297,935    241,221
        Paperboard, tons. . . . . . . .      92,353     79,885    105,961    182,644    240,295
        Converted products, tons. . . .     505,797    519,652    535,183    550,070    499,815
        Logs, $/thousand board feet . .   $     503  $     509 $      548 $      613 $      605
        Lumber, $/thousand board feet .         340        327        323        357        378
        Paper, $/ton FOB mill equivalent        569        568        590        580        565
        Paperboard, $/ton FOB mill
          equivalent. . . . . . . . . .         346        328        348        384        333
        Converted products, $/ton . . .         806        803        826        820        754
Primary production, tons. . . . . . . .     838,216    872,536    954,328  1,048,167  1,015,839
Employees . . . . . . . . . . . . . . .       3,250      3,500      3,700      3,750      3,650
Funds:  Used for plant and equipment. .   $  31,815 $   40,382 $  115,530 $   99,642 $   29,237
        Used for timber and timberlands       4,970      3,584      4,101      6,532      3,541

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this annual report. See "Forward-Looking
Statements."

Overview

Our business is organized into three segments: timber, paper and paperboard, and converted products. We benefit from significant integration between our business segments. During fiscal year 2003, our paper and paperboard segment obtained approximately 12% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converted products segment effectively obtained approximately 94% of its paper and paperboard requirements from our Longview mill, representing approximately 61% of total mill production. In addition, our business segments share centralized corporate management, accounting, human resources and information systems support. Our fiscal year ends on October 31.

Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect allocations of selling, general and administrative expenses on the basis of the relative cost to produce products in each segment. In the case of intercompany transfers of products between segments, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, paperboard acquired from our paper mill and used in our converting operations is assigned a transfer price equal to the paper mill's cost, except that paperboard purchased through buy/sell agreements is assigned a price equal to the cost from the third party. (See "Selected Segment Results" below for a more detailed discussion of these arrangements). Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

Our timber segment owns and operates timberlands in Oregon and Washington and produces logs for sale in the domestic and export markets. During fiscal year 2003, our domestic customers consisted of approximately 65 independent sawmills and plywood plants. Results of operations for our timber segment also include our sawmill. Net sales of our timber segment are primarily affected by housing starts and other construction activity in the domestic and Japanese markets. Construction activity is influenced by mortgage interest rates and general economic conditions in those markets. Net sales in this segment are also affected by supply-side factors such as government regulation restricting the harvest of timber from public and certain private lands and competition from logs supplied by foreign producers, especially Canadian producers. The strength of the Japanese export market can significantly influence the results of our timber segment since our sales into that market tend to be at higher prices than sales into the domestic market. Because all of our sales are U.S. dollar denominated, our export sales are also significantly influenced by the relative strength of the U.S. dollar. Cost of products sold in the timber segment primarily include contract logging expense, the cost of operating our sawmill, and depletion, which is based on the historical cost of timber that is harvested.

Our paper and paperboard segment produces a wide variety of paper and paperboard at our Longview mill. We sell our paper and paperboard products to a number of domestic and export customers. In fiscal year 2003, our converted products segment obtained approximately 61% of our mill's paper and paperboard output, (either by direct shipment from our mill or from shipments under barter or buy/sell agreements). Net sales in the paper and paperboard segment are primarily affected by general economic activity in the United States and Southeast Asia and the relative strength of the U.S. dollar. Average prices in this segment have also been favorably affected by industry capacity rationalization over the last several years. The demand for certain specialty products manufactured by our paper and paperboard segment tends to be less dependent on the economic cycles affecting the commodity paper market. The major component of cost of products sold for the paper and paperboard segment is fiber, which consists primarily of wood chips, but also includes sawdust and recycled materials. We have invested in processes that allow us to use an increased proportion of less expensive sawdust and recycled materials in making our paper and paperboard products. Cost of products sold also includes labor, energy and chemicals used in processing.

Our converted products segment produces corrugated containers, solid fiber boxes, creative point-of-purchase displays, handle shopping bags and merchandise bags. Nearly all of our converted products are sold domestically for end uses that include packaging for consumables such as fresh and frozen produce and beverages, as well as for toys, furniture and electronics. Net sales in the converted products segment are primarily affected by general economic activity in the United States. The primary constituent materials for converted products are paper and paperboard. Our converted products segment obtained approximately 94% of its paper and paperboard requirements from our Longview mill, either by direct shipment from our mill or from shipments under barter or buy/sell agreements. Cost of products sold also includes energy, labor, ink and glue.

Our Longview mill contains six steam-driven generators and one natural gas-fired co-generation facility, all of which are capable of producing electrical power. In the past, we elected, based on the relationship between rates we could obtain for third-party sales of electricity and the cost to us of purchasing electricity and natural gas, to sell a significant percentage of the electricity that we generated into the market and to allocate the operating profit from those sales to the paper and paperboard and converted products segments based on the relative cost to produce products in each segment. The primary contracts pursuant to which we purchased and sold power expired in fiscal year 2001 and, under current terms, we have significantly less flexibility in selling and using power generated by our facilities. During the first fiscal quarter of 2002, we elected to sell electrical power, but we discontinued the sale in January 2002 due to poor margins. We also sold a minor amount of electrical power in the fourth quarter of fiscal year 2002. Electrical power sales for fiscal year 2002 were $4.7 million producing an operating loss of $5.7 million. We allocated the operating loss to our manufacturing segments with a loss of $2.3 million to the paper and paperboard segment and a loss of $3.4 million to our converted products segment. We sold no power in fiscal year 2003.

Our future decisions concerning electrical power generation, including the extent to which we operate our co-generation facility for sales into the market, will change from period to period based on market conditions. We do not expect sales of power to meaningfully contribute to our results in the coming year.

We can curtail the operation of certain of our equipment and facilities from time to time to provide us with flexibility in managing our operations and cost structure. In order to meet market conditions and to maximize the efficient use of our paper machines, we fully curtailed three of our twelve paper machines for all of fiscal year 2003 and for substantially all of fiscal year 2002. In addition, given market conditions, we curtail the operation of certain of our converting facilities if we believe it is advantageous to do so.

Results of Operations
The following table highlights our net sales and profits for the periods indicated:
                                                           Audited
                                                Fiscal Years Ended October 31

(thousands)                                         2003       2002      2001
Net Sales. . . . . . . . . . . . . . . . . . .  $773,337   $769,281  $875,955
      Timber . . . . . . . . . . . . . . . . .   163,000    172,178   161,129
      Paper and paperboard . . . . . . . . . .   202,549    174,920   195,765
      Converted products . . . . . . . . . . .   407,788    417,451   441,975
      Power. . . . . . . . . . . . . . . . . .         -      4,732    77,086
Cost of products sold. . . . . . . . . . . . .   656,581    657,434   728,062
Selling, administrative and general expenses .    72,154     71,570    72,146
Operating Profit . . . . . . . . . . . . . . .    44,602     40,277    75,747
      Timber . . . . . . . . . . . . . . . . .    64,145     71,212    65,238
      Paper and paperboard (1) . . . . . . . .   (10,780)   (18,214)    2,173
      Converted products (1) . . . . . . . . .    (8,763)   (12,721)    8,336
Interest expensed. . . . . . . . . . . . . . .   (43,099)   (44,858)  (39,626)
Net Income . . . . . . . . . . . . . . . . . .  $  5,354   $  5,133  $ 24,667

(1)  Includes allocated power profits.

Fiscal Year 2003 Compared to Fiscal Year 2002

Consolidated Results

Net sales. Fiscal year 2003 net sales were $773.3 million compared with $769.3 million for fiscal year 2002. Net sales increased 0.5% as a result of an increase in net sales in our paper and paperboard segment of $27.6 million, or 15.8%, partially offset by a decrease in net sales in our timber segment of $9.2 million, or 5.3%, a decrease in net sales in our converted segment of $9.7 million, or 2.3%, and a decrease of $4.7 million in net sales of internally generated power to third parties. See "Selected Segment Results" below.

Cost of products sold. Fiscal year 2003 cost of products sold was $656.6 million, or 84.9% of net sales, compared with $657.4 million, or 85.5% of net sales, for fiscal year 2002. This decrease as a percentage of net sales was primarily the result of an 8% decrease in steam costs resulting from the use of additional low cost biomass fuel, a 5% per unit decrease in natural gas cost, and a 16% per unit decrease in fuel oil cost, partially offset by a 4% per unit increase in cost of electrical power purchased from third parties, and a 3% increase in OCC costs. In addition, cost of goods sold was negatively affected by a $7.5 million decrease in pension income allocated to cost of products sold to $6.6 million from $14.1 million in fiscal year 2002. Average wood chip costs remained level with fiscal 2002. Our business process improvement initiatives to improve customer service, reduce inventories and lower procurement costs have contributed favorably to cost reductions in fiscal 2003. Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $78.2 million for fiscal year 2003 compared with $75.8 million for fiscal year 2002.

Selling, general and administrative expenses. Fiscal year 2003 selling, general and administrative expenses were $72.2 million, or 9.3% of net sales, compared with $71.6 million, or 9.3% of net sales, for fiscal year 2002. Fiscal year 2003 costs were negatively affected by a $1.4 million decrease in allocated pension income to $2.2 million compared with $3.6 million in fiscal year 2002. Selling, general and administrative expenses were favorably impacted by less expense associated with our business process improvement initiative and our Enterprise Resource Planning system.

Operating profit. Fiscal year 2003 operating profit was $44.6 million, or 5.8% of net sales, compared with $40.3 million, or 5.2% of net sales, for fiscal year 2002. See "Selected Segment Results" below.

Income before income taxes. Income before income taxes includes miscellaneous income in fiscal year 2003 that resulted from proceeds received from an insurance settlement for the replacement cost of a chipping facility destroyed by fire and not replaced. The gain on disposal of the chipping assets was $4.6 million. In fiscal year 2002 income before income taxes benefited from $1.2 million of interest income related to the settlement with the IRS of several tax issues. See "Provision for taxes on income" below.

Provision for taxes on income. Fiscal year 2003 provision for income taxes was $3.2 million, reflecting a tax rate of 37.4%. Fiscal year 2002 realized a benefit for income taxes of $1.8 million. The increase was primarily the result of an increase in income before tax in fiscal year 2003, and the effect in fiscal year 2002 of a settlement with the IRS of several tax issues that provided a total benefit to the company of approximately $2.5 million.

Net income. For the reasons noted above, net income increased to $5.4 million in fiscal year 2003 from $5.1 million in fiscal year 2002, representing a 4.3% increase.
Selected Segment Results

Timber                                  Fiscal Years Ended
                                            October 31
                                                             Percentage
                                           2003      2002  Increase/(Decrease)

Timber net sales, $ millions           $  163.0  $  172.2        (5.3)%
Timber operating profit, $ millions        64.1      71.2        (9.9)%
Logs, thousands of board feet           259,466   278,166        (6.7)%
Lumber, thousands of board feet          95,565    93,893         1.8 %
Logs, $/thousand board feet            $    503  $    509        (1.2)%
Lumber, $/thousand board feet               340       327         4.0 %

Fiscal year 2003 timber net sales were $163.0 million, compared with $172.2 million for fiscal year 2002. This 5.3% decrease was primarily due to a 6.7% decrease in log volume sold and a 1.2% decrease in log prices, partially offset by an increase in lumber prices of 4.0% and an increase in lumber volume of 1.8%. The log volume decline in fiscal year 2003 was primarily due to the decision to begin reducing harvest levels from the increased level of fiscal year 2002 and harvest restrictions caused by unusually dry weather conditions in the third fiscal quarter 2003. As a consequence of the weakening of the U.S. dollar relative to the yen, export prices improved 3.5% over fiscal 2002, while domestic prices decreased a modest 2.6%. Fiscal year 2003 export sales in the timber segment were $41.1 million, or 25.2%, of timber net sales compared with $45.9 million, or 26.7%, for fiscal year 2002. This decline was a result of decreases in export log volume of 10.6% and less lumber sold in the export market. Fiscal year 2003 timber operating profit was $64.1 million, compared with $71.2 million for fiscal year 2002. The primary reasons for this 9.9% decline were the reduced log volume sold, an 8% increase in logging costs, and a 26% increase in depletion costs, due to harvesting from counties with higher depletion rates, partially offset by an increase in average lumber prices and an increase in lumber volume.

Paper and Paperboard
                                       Fiscal Years Ended
                                           October 31
                                                             Percentage
                                          2003      2002  Increase/(Decrease)

Paper and Paperboard net sales,
 $ millions                           $  202.5  $  174.9         15.8 %
Paper and Paperboard operating loss,
 $ millions                              (10.8)    (18.2)           -
Paper, tons                            280,919   243,946         15.2 %
Paperboard, tons                        92,353    79,885         15.6 %
Paper, $/ton FOB mill equivalent      $    569  $    568          0.2 %
Paperboard, $/ton FOB mill equivalent      346       328          5.5 %


Fiscal year 2003 paper and paperboard net sales were $202.5 million, compared with $174.9 million for fiscal 2002. This 15.8% increase is primarily due to a 15.6% and 5.5% increase in paperboard volume and price, and a 15.2% increase in paper volume. In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new buy/sell agreement provides that we now sell paper and paperboard to our counterpart's converting facilities, and we now purchase paperboard from them for our Midwest converting facilities. In addition to this new agreement, in the fourth fiscal quarter of 2003, we made a similar change from another barter agreement wherein we now sell paperboard to the counterpart's converting facilities and we now buy paperboard for certain of our converting facilities. As a result of the new agreements, we had a 10.4% increase in paper and paperboard net sales over fiscal 2002, and a 12.2% increase in paper and paperboard volume over fiscal 2002. We continue to maintain our focus on market niches that tend to have higher and more stable sales price dynamics and offer higher value-added products for customers, such as our TEA-Kraft? (semi-extensible) paper for use in multiwall bags. Demand and pricing improved in fiscal 2003 for TEA-Kraft? with volume up 48.1% and sales up 54.9% over fiscal year 2002.

Fiscal year 2003 export sales in the paper and paperboard segment were $60.2 million, or 29.7% of paper and paperboard net sales, compared with $47.6 million, or 27.2%, for fiscal year 2002. Export paper and paperboard volume increased 20.2% and 7.5%, respectively, and export paper and paperboard prices increased 8.5% and 9.9%, respectively, compared to year ago levels. These volume and price increases are the result of improved demand for our products and the positive pricing benefits of the weaker U.S. dollar.

Fiscal year 2003 paper and paperboard operating loss was $10.8 million, compared with an operating loss of $18.2 million for fiscal year 2002. In fiscal year 2002, we allocated losses of $2.3 million to the segment as a result of power sales, but had no power sales in fiscal year 2003. Operating results were favorably impacted by a price increase for paperboard of 5.5%, paper and paperboard volume increases of 15.2% and 15.6%, respectively, an 8% decrease in steam costs resulting from the use of additional low cost biomass fuel, a 5% per unit decrease in natural gas cost, and a 16% per unit decrease in fuel oil cost, partially offset by a 4% per unit increase in the cost of electrical power purchased from third parties, a 3% increase in OCC costs and less pension income. Average wood chip costs remained level with fiscal year 2002, while labor productivity declined a modest 1.6%. The mill operated at 70% of capacity during fiscal year 2003 compared with 73% during fiscal year 2002. During the year, we continued to fully curtail three of our least efficient machines to match production with incoming orders. Our business process improvement initiatives to improve mill optimization, improve customer service, reduce inventories and lower our procurement costs have contributed favorably to the results.

Converted Products                    Fiscal Years Ended
                                           October 31
                                                             Percentage
                                          2003      2002  Increase/(Decrease)

Converted products sales, $ millions  $  407.8  $  417.5        (2.3)%
Converted products operating loss,
 $ millions                               (8.8)    (12.7)          -
Converted Products, tons               505,797   519,652        (2.7)%
Converted Products, $/ton             $    806  $    803         0.4 %

Fiscal year 2003 converted products net sales were $407.8 million compared with $417.5 million for fiscal year 2002. Converted products volume decreased 2.7% while average price rose modestly. This reduction in volume was primarily the result of the continued general slowdown in the domestic economy. Fiscal year 2003 converted products operating loss was $8.8 million, compared with an operating loss of $12.7 million for fiscal year 2002. Operating results for fiscal year 2002 were negatively affected by allocated operating losses from the sale of electrical power of $3.4 million, compared with no electrical power sales in fiscal year 2003. The remaining decrease in operating loss from converted products operations was due mainly to improved productivity measured in production hours per ton of 5.7% in fiscal year 2003 compared with fiscal year 2002; and the decrease of 1.7% in the average mill cost of paper and paperboard supplied to our converting plants, partially offset by the 2.7% decrease in volume sold and less pension income. Specialty sales, such as bulk bins and four or more color products continue to be an important contributor to the converted products segment of our business, representing 23% of converted products sales for fiscal year 2003 and fiscal year 2002. Fiscal year 2003 was favorably impacted by our business process improvement initiatives to improve customer service, reduce inventories, and lower procurement costs.

Fiscal Year 2002 Compared to Fiscal Year 2001

Consolidated Results

Net sales. Fiscal year 2002 net sales were $769.3 million compared with $876.0 million for fiscal year 2001. Net sales decreased 12.2% as a result of a $72.4 million decrease in net sales of internally generated power to third parties, a decrease in net sales in our paper and paperboard segment of $20.8 million, or 10.6%, and in our converted products segment of $24.5 million, or 5.5%, offset in part by an increase in net sales in our timber segment of $11.0 million, or 6.9%. See "Selected Segment Results" below.
Cost of products sold. Fiscal year 2002 cost of products sold was $657.4 million, or 85.5% of net sales, compared with $728.1 million, or 83.1% of net sales for fiscal year 2001. This increase as a percentage of net sales was primarily the result of a 14% increase in natural gas costs per unit, a 40% increase in cost of electrical power purchased from third parties per unit, a 13% increase in old corrugated containers (OCC) costs and losses on third-party power sales. These cost increases were partially offset by an approximate 18% decrease in average wood chip costs. Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $75.8 million for fiscal year 2002 compared with $71.6 million for fiscal year 2001. Selling, general and administrative expenses. Fiscal year 2002 selling, general and administrative expenses were $71.6 million, or 9.3% of net sales, compared with $72.1 million, or 8.2% of net sales, for fiscal year 2001. This increase as a percentage of net sales was primarily attributable to a decrease in net sales, costs associated with our business process improvement plan and increased health and welfare costs.

Operating profit. Fiscal year 2002 operating profit was $40.3 million, or 5.2% of net sales, compared with $75.7 million, or 8.6% of net sales, for fiscal year 2001. See "Selected Segment Results" below.
Provision (benefit) for taxes on income. Fiscal year 2002 benefit for income taxes was $1.8 million. Fiscal year 2001 provision for income taxes was $13.0 million, reflecting a tax rate of 34.5%. The decrease was primarily the result of a decrease in net income and a settlement with the IRS of several tax issues providing a total benefit to the company of approximately $2.5 million.
Net income. For the reasons noted above, net income decreased to $5.1 million in fiscal year 2002 from $24.7 million in fiscal year 2001, representing a 79.2% decrease.
Selected Segment Results

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

Fiscal year 2002 paper and paperboard net sales were $174.9 million, compared with $195.8 million for fiscal 2001. This 10.6% decrease is primarily due to a 24.6% and 5.7% decrease in paperboard volume and price and a 3.1% and 3.7% decrease in paper volume and price, respectively. Paperboard volume decreased primarily as a result of our decision not to sell into the Asian market at prices that were depressed. Paperboard prices were negatively affected by increased competition in the export market and the strength of the U.S. dollar. Paper volume and prices decreased primarily as a result of the general economic slowdown in the U.S. market. However, the weaker U.S. dollar in the second half of 2002 decreased imports of Kraft paper to the United States and increased export pricing and demand. Combined with machine shutdowns and consolidation of converters, both demand and product pricing for most grades improved in the fourth quarter, both domestically and for our export sales. Demand and pricing especially improved in the fourth quarter for light weight Kraft paper with high OCC content and TEA-Kraft? (semi-extensible) paper for use in multiwall bags. Fiscal year 2002 export sales in the paper and paperboard segment were $47.6 million, or 27.2% of paper and paperboard net sales, compared with $60.2 million, or 30.7%, for fiscal year 2001. Fiscal year 2002 paper and paperboard operating loss was $18.2 million, compared with an operating profit of $2.2 million for fiscal year 2001. Operating results were negatively affected by losses from the sale of electrical power allocated to the paper and paperboard segment. We allocated losses of $2.3 million to the segment as a result of power sales in fiscal year 2002, compared with allocated operating profits of $15.6 million in fiscal year 2001. Operating results were also negatively affected by a 40% increase in the cost of electrical power per unit, 14% increase in natural gas costs per unit, a 13% increase in the cost of OCC and lower sales prices. As a result of operating losses incurred early in the year, the mill operating schedule and crew levels were changed to run and staff nine of our twelve paper machines creating a more steady operation and allowing us to better manage raw material purchases. Due to the new schedule and the availability of lower cost residual wood chips, we used a lower proportion of more expensive chips produced from whole log chipping operations. Operating results were favorably impacted by an 18% reduction in average wood chip costs and improved labor productivity. The mill operated at 73% of capacity during fiscal year 2002 compared with 80% during fiscal year 2001.


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

Liquidity and Capital Resources

Net cash provided by operations was $96.1 million in fiscal year 2003, $63.9 million in fiscal year 2002 and $110.5 million in fiscal year 2001. The increase in fiscal year 2003 was primarily the result of improved management of receivables and inventories, increases in payables and less noncash pension income. The decreases in fiscal years 2002 and 2001 were primarily due to decreases in operating profits during each of those fiscal years.

Net cash used for investing was $24.7 million in fiscal year 2003, $36.9 million in fiscal year 2002 and $118.5 million in fiscal year 2001. Our capital expenditures, including timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance, were $36.8 million in fiscal year 2003, $44.0 million in fiscal year 2002 and $119.6 million in fiscal year 2001. In fiscal year 2001, we substantially completed a capital program to enable us to increase our domestic converted products business in an effort to reduce our reliance on selling into the competitive export paperboard market. As a result of these substantial capital investments, we substantially reduced our capital expenditures for fiscal years 2003 and 2002. Significant capital expenditures completed in fiscal year 2003 include the rebuild of #7 paper machine, the rebuild of #19 chemical recovery furnace and modernization of pulp mill controls. Significant capital expenditures in 2001 included the construction of our new Bowling Green, Kentucky converting plant; purchasing of flexo folder gluers, expansion of the material handling system and other equipment upgrades at our Spanish Fork, Utah converting plant; upgrading our Amsterdam, New York converting facility by expanding the building, increasing the corrugator's capacity and purchasing a flexo folder gluer; and the completion of the replacement of the press section of a paper machine which began in 2000.

We expect capital expenditures to total approximately $40.0 to $50.0 million for each of fiscal year 2004 and fiscal year 2005, including expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance.

Net cash used for financing was $71.4 million in fiscal year 2003 and $27.0 million in fiscal year 2002, while net cash provided by financing was $8.0 million in fiscal year 2001. The change for fiscal years 2003 and 2002 primarily reflect a $67.2 million and a $19.2 million decrease, respectively, in borrowings resulting from reduced capital expenditures and dividends. The change in fiscal year 2001 primarily reflects a $39.4 million increase in borrowings during the fiscal year to fund capital expenditures such as the construction of our Bowling Green, Kentucky converting plant and the purchase of founders' stock for $6.8 million.

During fiscal years 2003 and 2002, we did not purchase shares of our stock. During fiscal year 2001, we purchased an aggregate of 500,000 shares of our stock for approximately $6.8 million.

Each quarter we determine the amount of our dividend based on operating results, current market conditions and debt levels. Cash dividends of $0.02 per share were declared and paid in both the second and third quarters of fiscal year 2003 in the aggregate amount of $1.0 million each. The resumption of the dividend in the second fiscal quarter of 2003 was based on improved operating performance and positive economic conditions that affect our business. However, economic recovery was slower than expected and to ensure compliance with certain debt covenants, we opted to forego the dividend for the fourth fiscal quarter 2003. Cash dividends of $0.03 per share were declared and paid in the first fiscal quarter of 2002 in the aggregate amount of $1.5 million. There were no additional dividends declared or paid in the remainder of fiscal year 2002. The first fiscal quarter 2002 dividend reduction from prior levels was based on fourth fiscal quarter 2001 earnings. The suspension of the dividend for the remainder of fiscal year 2002 was due primarily to the net loss incurred in the first six months of 2002 and economic conditions that were negatively affecting our business. During fiscal year 2001, we declared and paid total dividends of $0.48 per share, for an aggregate amount of $24.6 million. Our primary financing arrangements restrict the amount of dividends we may declare based on certain financial performance tests.

In July 2003, we entered into two fixed-to-floating interest rate swaps for a total of $70.0 million of the $215 million 10% Senior Subordinated Notes. The purpose of the swaps is to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. The new floating rate swaps have rates of approximately 7.25%. Previously the company had entered into other fixed-to-floating interest rate swaps which were subsequently terminated to monetize the gain incurred due to lower interest rates and changes in yield. In the second fiscal quarter 2002, we entered into two swaps for a total of $70 million which were terminated in October 2002 with a gain of $5.4 million. Simultaneously with the termination, we entered into two swaps totaling $70.0 million, which were terminated in May 2003 for a gain of $2.7 million. In both instances, the proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of the Senior Subordinated Notes, which mature in 2009. A deferred gain of $6.9 million is included in other liabilities at October 31, 2003.

At October 31, 2003, our financial position for borrowed debt included long-term debt of $463.0 million and short-term borrowings of $44.0 million.

At October 31, 2003, we had $119 million outstanding under our $250 million senior unsecured revolving credit facility. In addition, we had $214.0 million of Senior Subordinated Notes outstanding. Also outstanding at October 31, 2003, were other various senior notes totaling $154.5 million, $5.0 million under an unsecured and uncommitted bank line of credit, and revenue bonds of $14.5 million. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, fixed charge coverage ratio and restrict our payment of dividends. The company was in compliance with such covenants at October 31, 2003.

During the fiscal year 2003, we obtained limited waivers from the holders of certain senior notes with respect to compliance with covenants that require us to maintain a specified ratio of net income available for fixed charges to fixed charges. Subsequent to the end of the third fiscal quarter, we obtained amendments for those senior notes outstanding that had a fixed charge coverage covenant. The amendments changed the coverage requirements and the specified ratio to match a similar covenant in our agreement governing our revolving credit facility. The company has been and remains in compliance with the revolving credit facility covenant. In connection with the grant of the amendments, we agreed to pay certain fees to the holders of the senior notes.

We have reduced borrowed debt to $507 million at the end of fiscal year 2003 from $574 million at the end of fiscal year 2002 and $593 million at the end of fiscal year 2001. Our debt peaked at $643 million at January 31, 2002 due to borrowings made in connection with substantial capital expenditures, as well as timberland acquisitions, dividends and stock repurchases in 2001 and decreased operating profits in fiscal years 2002 and 2001 compared with fiscal year 2000. We have been able to reduce borrowed debt this fiscal year by $67.2 million by maintaining a lower level of capital spending on new projects and by improving operating results through the implementation of our business process improvement initiatives. In addition, we have suspended our dividend until operating profits and cash flow return to more acceptable levels. We expect to continue to reduce debt in fiscal year 2004 by continuing to focus on operational improvements and modest levels of capital spending.

During December 2003, we entered into a new four-year $250 million senior unsecured revolving credit facility. The initial borrowings under the new revolving credit facility were used to repay and cancel our old $250 million senior unsecured revolving credit facility and to pay transaction costs on the new revolving credit facility.

As of October 31, 2003, our aggregate annual debt principal repayments are as follows:

	                                    Principal
Fiscal Year                                   Amount

2004                                      $  5,000,000
2005 (a)                                   149,000,000
2006                                        85,500,000
2007                                                 -
2008                                        24,000,000
2009                                       215,000,000
2010                                        15,000,000
2011-2018                                   14,500,000

(a) Includes $119 million drawn on our $250 million revolving credit facility that was repaid in December 2003 and replaced with a new $250 million senior unsecured revolving credit facility that expires in December 2007.


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

Although we believe that we are in substantial compliance with federal, state and local laws regarding environmental quality, the Environmental Protection Agency (EPA) has issued a final air and water quality rule referred to as the "Cluster Rule." We estimate that over the next 2 to 4 years required pollution control capital expenditures could range from $10 million to $15 million. We have included these and other environmental expenditures in our capital expenditure budget discussed above.

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

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and interest rate swaps. The interest rates applied to our variable rate borrowings and swaps are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, other than our entering into the interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.1 million based on our outstanding debt as of October 31, 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. We believe our most critical accounting policies are those which deal with pension expense and income and impairment of long-lived assets.

Pension - Assumptions used in the determination of pension income, including the discount rate, the expected return on plan assets, and increases in future compensation are evaluated by us, reviewed with the plan actuaries annually and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results from operations.

We base our discount rate assumptions on rates of return on long term high-quality bonds. The company reduced its discount rate as of October 31, 2002 to 6.75% from 7.0% to reflect decreases in rates of return on high-quality bonds which had occurred from the prior year. The discount rate of 6.75% was used in the determination of net periodic pension income for fiscal year 2003. In addition, the company reduced its discount rate as of October 31, 2003 to 6.50% from 6.75% to reflect decreases in rates of return for high-quality bonds which have occurred since October 31, 2002. Net periodic pension income for fiscal year 2004 will be based on the 6.50% assumed discount rate.

Our assumption regarding the expected rate of return on plan assets is based on historical and projected average rates of return for current asset classes in the plan investment portfolio. The expected rate of return for fiscal year 2003 was changed to 9% from 10% to reflect future expected returns for the portfolio and was used in determining net periodic pension income for the year. The expected rate of return for fiscal year 2004 will remain at 9%. At the end of fiscal year 2003, the plan assets consisted of approximately 90% equities and 10% other assets.

The changes in the discount rate and expected rate of return effective October 31, 2002 contributed substantially to the reduction in net periodic pension income for fiscal year 2003.

Long-Lived Assets - An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations.

We review the carrying value of our long-lived assets annually and when events and changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. To estimate whether the carrying value of an asset group is impaired, we must estimate the undiscounted cash flows generated by the asset and the likelihood of the outcomes. If the carrying value of an asset group is not recoverable through the future cash flows, it is considered impaired. An impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

Forward-Looking Statements

This Annual Report contains forward-looking statements, including statements concerning:

*  future dividends;

* changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products;

* anticipated improvement of operating results and earnings and expected cost reductions;

* anticipated working capital needs, including reducing inventory and raw materials;

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

*  expected reductions of debt and interest expense;

*  expected sales of power;

* possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets; and

* anticipated cost of compliance with certain environmental regulations and effects of environmental contingencies and litigation on financial conditions and results of operations.

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

The forest, paper and packaging products industries are highly competitive globally, and no single company is dominant. These industries have suffered, and continue to suffer, from excess capacity. During fiscal year 2003, our Longview mill operated at 70% of capacity. These industries are also capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial resources than we do. In the past, we have seen significant competition in our export markets as our global competitors have benefited from the strength of the U.S. dollar relative to their currencies. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. During fiscal 2003, the U.S. dollar has gradually weakened which has had a positive effect on our export business, particularly on European competition in the Japanese lumber market and in turn gave the Japanese buyer an advantage to purchase U.S. wood products. If this trend reverses, future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our substantial leveraged position, may harm our ability to respond to competition and other market conditions.

Price fluctuations in raw materials could adversely affect our ability to cost effectively obtain the materials needed to manufacture our products.

The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2003 accounted for 37.3% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 88% of our wood fiber requirements at open market prices during fiscal year 2003. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, mill closures due to oversupplied domestic lumber markets, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Increased costs of raw materials, and our inability to pass increased costs through to our customers could harm our financial condition, results of operations and cash flow.

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations require substantial capital. Capital requirements for expansion, replacement and maintenance of existing facilities or equipment or to comply with existing and future changes in environmental laws and regulations may be substantial. Although we maintain our equipment with regular periodic and scheduled maintenance, we cannot be sure that key pieces of equipment will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing equipment and the associated downtime of an affected production line could harm our financial condition, results of operations and cash flow. If our future capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, our business, financial condition, results of operations and cash flow could be harmed.

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

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Investigations may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot be sure that existing or future circumstances or developments with respect to contamination, including unanticipated discovery of contamination or discharges of hazardous substances, will not require significant expenditures by us or that internally generated funds or other sources of liquidity and capital will be sufficient to fund unforeseen environmental liabilities or expenditures.

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

Energy costs are a significant variable operating expense for us and are susceptible to rapid and substantial price increases and volatility. Although our costs for energy declined during fiscal year 2003, they remain at relatively high levels and could rapidly increase. Should energy costs increase in future periods, we may not be able to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under current terms, we have less flexibility in our ability to mitigate the costs of energy used by our facilities.

Changes in the value of the U.S. dollar relative to other currencies and offshore manufacturing could result in fluctuations in the price of and the demand for our products.

While all of our revenues are earned in U.S. dollars, a large portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2003, exports accounted for over 13.1% of our total sales. Of this amount, 5.3% of our total sales came from timber export sales, all to Japan, and 7.8% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia.
In fiscal year 2003, the weakening of the U.S. dollar relative to the currencies of these countries has helped our products be more competitive in the export market. However, strengthening in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, would likely result in a decrease in U.S. paper and paperboard prices.

In addition, the migration of domestic manufacturing to offshore locations, particularly to China as we have seen in fiscal 2003, could adversely affect the pricing of and demand for our products domestically.

Our substantial debt could adversely affect our cash flow and prevent us from responding to economic, industry or competitive conditions and fund operational requirements.

We have a significant amount of debt. At our October 31, 2003 fiscal year end, we had $507.0 million of borrowed debt. Our substantial amount of debt could have important consequences to you. For example, it could:

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

Over 2,000 of our employees, or over 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 11 collective bargaining agreements expiring at various times through calendar year 2007, including four agreements covering approximately 350 employees that will expire during calendar year 2004. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements could have a material adverse effect on our business, financial condition and results of operations.

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

Although we currently have certain business insurance and replacement value insurance, we cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2003 obtained approximately 94% of their paper and paperboard requirements from our mill.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We generally do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, but we have entered into two interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.1 million based on our outstanding debt as of October 31, 2003.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                              Page
Audited Consolidated Financial Statements:
  Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .  37
  Consolidated Statement of Income for the three years ended October
    31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
  Consolidated Statement of Shareholders' Equity for the three years ended October 31, 2003 . . . . . . . . . . . . . . . . . . . . . . .  38
  Consolidated Balance Sheet at October 31, 2003, 2002 and 2001. . . . .  39
  Consolidated Statement of Cash Flows for the three years ended
    October 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .  40
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  41

Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.


                      REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Longview Fibre Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
December 9, 2003

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENT OF INCOME
                                                    Years Ended October 31

(thousands except per share)                        2003       2002      2001
NET SALES. . . . . . . . . . . . . . . . . . .  $773,337   $769,281  $875,955
      Timber . . . . . . . . . . . . . . . . .   163,000    172,178   161,129
      Paper and paperboard . . . . . . . . . .   202,549    174,920   195,765
      Converted products . . . . . . . . . . .   407,788    417,451   441,975
      Power. . . . . . . . . . . . . . . . . .         -      4,732    77,086
Cost of products sold, including
 outward freight . . . . . . . . . . . . . . .   656,581    657,434   728,062
GROSS PROFIT . . . . . . . . . . . . . . . . .   116,756    111,847   147,893
Selling, administrative and general expenses .    72,154     71,570    72,146
OPERATING PROFIT . . . . . . . . . . . . . . .    44,602     40,277    75,747
      Timber . . . . . . . . . . . . . . . . .    64,145     71,212    65,238
      Paper and paperboard (including
       allocated power profits). . . . . . . .   (10,780)   (18,214)    2,173
      Converted products (including allocated
       power profits). . . . . . . . . . . . .    (8,763)   (12,721)    8,336
Interest income. . . . . . . . . . . . . . . .       327      1,993       480
Interest expensed. . . . . . . . . . . . . . .   (43,099)   (44,858)  (39,626)
Miscellaneous. . . . . . . . . . . . . . . . .     6,724      5,921     1,066
INCOME BEFORE INCOME TAXES . . . . . . . . . .     8,554      3,333    37,667
PROVISION (BENEFIT) FOR TAXES
  ON INCOME (see Note 6)
    Current. . . . . . . . . . . . . . . . . .      (126)    (8,618)   (1,161)
    Deferred . . . . . . . . . . . . . . . . .     3,326      6,818    14,161
                                                   3,200     (1,800)   13,000

NET INCOME  . .  . . . . . . . . . . . . . . .  $  5,354   $  5,133  $ 24,667
      Per share. . . . . . . . . . . . . . . .  $   0.10   $   0.10  $   0.48


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(thousands except per share)                        2003       2002      2001
COMMON STOCK:
      Balance at beginning of year . . . . . .  $ 76,615   $ 76,615  $ 77,365
      Less ascribed value of stock purchased .         -          -      (750)
      Balance at end of year . . . . . . . . .  $ 76,615   $ 76,615  $ 76,615
ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of year . . . . . .  $  3,306   $  3,306  $  3,306
      Balance at end of year . . . . . . . . .  $  3,306   $  3,306  $  3,306
RETAINED EARNINGS:
      Balance at beginning of year . . . . . .  $349,075   $345,474  $351,371
      Net income . . . . . . . . . . . . . . .     5,354      5,133    24,667
      Less cash dividends on common stock
        ($0.04, $0.03, $0.48, per share,
         respectively) . . . . . . . . . . . .    (2,043)    (1,532)  (24,553)
      Less purchases of common stock . . . . .         -          -    (6,011)
      Balance at end of year . . . . . . . . .  $352,386   $349,075  $345,474
COMMON SHARES:
      Balance at beginning of year . . . . . .    51,077     51,077    51,577
      Less purchases.  . . . . . . . . . . . .         -          -      (500)
      Balance at end of year . . . . . . . . .    51,077     51,077    51,077

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

                                                           October 31

(dollars in thousands except per share)             2003       2002       2001
ASSETS
Current assets:
Accounts and notes receivable. . . . . . . .  $   99,754 $  101,930 $   99,419
  Allowance for doubtful accounts. . . . . .       1,350      1,350      1,350
Taxes on income, refundable. . . . . . . . .           -      2,293          -
Inventories (see Note 2) . . . . . . . . . .      65,348     71,589     83,218
Other. . . . . . . . . . . . . . . . . . . .       7,109      7,458      8,595
            Total current assets . . . . . .     170,861    181,920    189,882
Capital assets:
Buildings, machinery and equipment at cost .   1,815,959  1,828,841  1,806,039
  Accumulated depreciation . . . . . . . . .   1,094,266  1,059,778  1,004,620
    Costs to be depreciated in future
     years (see Note 3). . . . . . . . . . .     721,693    769,063    801,419
Plant sites at cost. . . . . . . . . . . . .       3,549      3,524      3,483
                                                 725,242    772,587    804,902
Timber at cost less depletion. . . . . . . .     185,216    187,597    191,530
Roads at cost less amortization. . . . . . .       8,481      8,976      9,285
Timberland at cost . . . . . . . . . . . . .      20,168     20,133     20,116
                                                 213,865    216,706    220,931
            Total capital assets . . . . . .     939,107    989,293  1,025,833
Pension and other assets (see Note 8 ) . . .     145,436    135,229    108,733
                                              $1,255,404 $1,306,442 $1,324,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .  $   11,190 $    7,464 $   11,365
Accounts payable . . . . . . . . . . . . . .      53,132     51,168     60,636
Short-term borrowings (see Note 4) . . . . .      44,000      2,000      8,000
Payrolls payable . . . . . . . . . . . . . .      13,465     12,138     16,435
Federal income taxes payable . . . . . . . .           -          -        606
Other taxes payable. . . . . . . . . . . . .       8,465      9,634      9,781
Current installments of long-term debt . . .           -     62,400     45,000
            Total current liabilities  . . .     130,252    144,804    151,823
Long-term debt (see Note 5). . . . . . . . .     463,003    510,195    540,400
Deferred taxes - net (see Note 6). . . . . .     195,410    191,742    184,947
Other liabilities. . . . . . . . . . . . . .      34,432     30,705     21,883
Commitments (see Note 9) . . . . . . . . . .           -          -          -
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares           -          -          -
Common stock, ascribed value $1.50 per share;
 authorized 150,000,000 shares; issued
 51,076,567 shares (see Note 11) . . . . . .      76,615     76,615     76,615
Additional paid-in capital . . . . . . . . .       3,306      3,306      3,306
Retained earnings. . . . . . . . . . . . . .     352,386    349,075    345,474
            Total shareholders' equity . . .     432,307    428,996    425,395
                                              $1,255,404 $1,306,442 $1,324,448

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Years Ended October 31

(thousands)                                        2003      2002      2001
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income . . . . . . . . . . . . . . . . .   $  5,354  $  5,133  $ 24,667
Charges to income not requiring cash:
   Depreciation  . . . . . . . . . . . . . .     70,737    69,376    66,235
   Depletion and amortization  . . . . . . .      7,510     6,407     5,331
   Deferred taxes - net  . . . . . . . . . .      3,668     6,795    13,429
   (Gain) loss on disposition of capital
     assets. . . . . . . . . . . . . . . . .     (3,368)   (2,357)    3,037

Change in:
   Accounts and notes receivable . . . . . .      2,176    (2,511)   15,424
   Taxes on income, refundable . . . . . . .      2,293    (2,293)        -
   Inventories . . . . . . . . . . . . . . .      6,241    11,629    (1,195)
   Other . . . . . . . . . . . . . . . . . .        349     1,137       937
   Pension and other noncurrent assets . . .    (10,590)  (26,113)  (19,028)
   Accounts, payrolls and other
     taxes payable . . . . . . . . . . . . .      7,984   (11,495)    1,365
   Federal income taxes payable. . . . . . .          -      (606)   (2,032)
   Other noncurrent liabilities. . . . . . .      3,727     8,822     2,323
Cash provided by operations. . . . . . . . .     96,081    63,924   110,493

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to:  Plant and equipment.. . . . .    (31,815)  (40,382) (115,530)
               Timber and timberlands. . . .     (4,970)   (3,584)   (4,101)
Proceeds from sale of capital assets . . . .     12,092     7,080     1,132
Cash used for investing. . . . . . . . . . .    (24,693)  (36,886) (118,499)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt. . . . . . . . .          -   213,812    94,500
Reduction in long-term debt. . . . . . . . .   (109,209) (227,000)  (20,000)
Short-term borrowings. . . . . . . . . . . .     42,000    (6,000)  (35,070)
Payable to bank resulting from
 checks in transit . . . . . . . . . . . . .      3,726    (3,901)    1,980
Accounts payable for construction. . . . . .     (5,862)   (2,417)   (2,090)
Cash dividends . . . . . . . . . . . . . . .     (2,043)   (1,532)  (24,553)
Purchase of common stock . . . . . . . . . .          -         -    (6,761)
Cash provided by (used for) financing. . . .    (71,388)  (27,038)    8,006

Change in cash position. . . . . . . . . . .          -         -         -
Cash position, beginning of year . . . . . .          -         -         -
Cash position, end of year . . . . . . . . .   $      -  $      -  $      -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
 Interest (net of amount capitalized)  . . .   $ 40,859  $ 36,926  $ 38,539
 Capitalized interest  . . . . . . . . . . .      1,278     1,971     2,054
 Income taxes  . . . . . . . . . . . . . . .     (2,394)   (5,757)    1,204

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

Timberlands, depletion and amortization
Timber, timberlands and timber roads are stated at cost, net of accumulated depreciation, depletion and amortization. Timber is tracked on a county-by-county basis whereby capital costs and recoverable timber volumes are accumulated in the county in which the related timber is located. Timber, upon reaching the age of 35 years, is considered merchantable and available for harvesting, with all timber younger than 35 years of age being classified as premerchantable. Expenditures for reforestation, including costs such as site preparation, tree planting, fertilization and herbicide application within two years after planting, are capitalized and depleted as timber is harvested. After two years of age, seedling reforestation maintenance and tree farm management costs, consisting of recurring items necessary to the ownership and administration of the timber and timberlands, are recorded as a current period expense.

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

Earnings per share
Basic and diluted income per common share is computed on the basis of weighted average shares outstanding of 51,076,567 for 2003 and 2002 and 51,151,567 for 2001.

Pension and other benefit plan costs
Our policy is to accrue as cost an amount computed by the actuary and to fund at least the minimum amount required by ERISA.

Revenue recognition
We recognize revenues upon shipment when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer. Sales allowances for doubtful accounts were $1,350,000 at October 31, 2003, 2002 and 2001. Bad debt expense for the years ended October 31, 2003, 2002 and 2001 were $715,000, $877,000 and $453,000, respectively.

Reclassifications
Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. Actual results could differ from those estimates.

Note 2 - Inventories:

Inventories consist of the following:
                                               October 31
(thousands)                           2003        2002        2001
Finished goods  . . . . . . . .   $ 34,450    $ 34,976    $ 37,618
Goods in process. . . . . . . .     25,539      30,243      35,385
Raw materials . . . . . . . . .      7,054       7,725      14,042
Supplies (at average cost). . .     39,562      40,399      42,259
                                   106,605     113,343     129,304
LIFO Reserve. . . . . . . . . .    (41,257)    (41,754)    (46,086)
                                  $ 65,348    $ 71,589    $ 83,218

During 2003 and 2002 inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory, the effect of which increased net income by approximately $700,000 or $0.01 per share, and $1,400,000, or $0.03 per share, for 2003 and 2002, respectively.

Note 3 - Buildings, machinery and equipment:

Buildings, machinery and equipment consist of the following:

                                               October 31
(thousands)                           2003        2002        2001
Buildings - net . . . . . . . .   $ 84,938    $ 86,016    $ 89,013
Machinery and equipment - net .    636,755     683,047     712,406
                                  $721,693    $769,063    $801,419


Note 4 - Short-term borrowings:

At October 31, 2003, we had bank lines of credit totaling $265 million. Of this amount, $250 million was under a credit agreement with a group of banks expiring December 10, 2004. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 2.50%, or the bank's Reference Rate plus a spread, currently 1.25%. Up to $50 million of the credit agreement can be used for letters of credit at a fee that is the same as the Offshore Rate spread. The agreement provides for a commitment fee on the unused portion, currently 0.60% per year. At October 31, 2003, we had borrowings of $119 million under this credit agreement and $15.5 million of letters of credit issued under this credit agreement. Covenants of the credit agreement include tests of minimum net worth, long-term borrowing, fixed charge coverage ratio and restrictions on payment of dividends.

We have a $15 million uncommitted line of credit of which $5 million was borrowed at October 31, 2003.

Short-term borrowings of $80 million, $127 million and $309 million at October 31, 2003, 2002 and 2001, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity, including the amount reclassified as long-term, is summarized as follows:

(thousands)                            2003        2002        2001
Short-term borrowings October 31   $124,000    $129,000    $317,000
Interest rate October 31 . . . .       5.4%        5.9%        4.3%
Average daily amount of short-term
 borrowings outstanding during
 year. . . . . . . . . . . . . .   $115,213    $201,775    $328,176
Average* interest rate
 during year . . . . . . . . . .       5.7%        5.1%        6.7%
Maximum amount of short-term
 borrowings at any month end . .   $132,000    $339,000    $317,000

*Computed by dividing interest incurred by average daily short-term borrowings outstanding.

Note 5 - Long-term debt:

Long-term debt consists of the following:
                                                October 31
(thousands)                             2003        2002        2001
Senior notes due through 2010
 (4.39%-8.84%) - Note (a) . . . .   $154,500    $204,500    $249,500
Revenue bonds payable through
 2018 (floating rates, currently
 1.05%-1.20%) - Note (b). . . . .     14,500      26,900      26,900
Senior subordinated notes due
 2009 (10%) - Note (c). . . . . .    214,003     213,812           -
Notes payable - banks -
 Note 4 above . . . . . . . . . .     80,000     127,000     309,000
                                     463,003     572,212     585,400
Less current installments. . . .          -       62,400      45,000
                                     463,003     509,812     540,400
Fair value adjustments -
 mark-to-market - Note (d). . . .          -         383           -
Net long-term debt. . . . . . . .   $463,003    $510,195    $540,400


Scheduled maturities
        2005            $110,000
        2006              85,500
        2007                   -
        2008              24,000
        2009-2018        243,503
                        $463,003


Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, fixed charge coverage ratio and restrictions on payment of dividends.

At October 31, 2003, approximately $18.2 million of consolidated retained earnings was unrestricted as to the payment of dividends. Dividends cannot exceed net income for the fiscal year.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2003, $14,500,000 was collateralized by liens on the equipment.

Note (c) In January 2002, we closed an offering of $215 million 10% Senior Subordinated Notes due 2009 (the "Notes") and entered into a three-year $250 million senior unsecured revolving credit facility. The proceeds of the Notes and the initial borrowing under the revolving credit facility were used to repay and cancel our $320 million revolving credit facility, prepay $25.0 million of 7.75% Series B Senior Notes due April 18, 2002, pay transaction costs relating to the Notes and the revolving credit facility and to irrevocably place into an escrow account $20.5 million, the amount that together with accrued interest, was sufficient to repay our $20.0 million 6.76% Senior Notes on August 15, 2002, at their maturity. Covenants of the Notes include restrictions on investments, incurrence of indebtedness and payment of dividends.

Note (d) In April 2002, we entered into two interest rate swap agreements (the "April 2002 Agreements") relating to $70 million of the Senior Subordinated Notes in an effort to manage our exposure to fixed rate debt by converting a portion of our outstanding debt from a fixed to variable interest rate. In October 2002, we terminated the April 2002 Agreements and entered into two new interest rate swap agreements (the "October 2002 Agreements"). In May 2003, we terminated the October 2002 Agreements. Deferred gains recognized on the October 2002 and May 2003 terminations were $5.4 million and $2.7 million, respectively, and are recognized as a reduction of interest expense over the remaining life of the Senior Subordinated Notes.

In July 2003, we entered into two new interest rate swap agreements (the "July 2003 Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the July 2003 Agreements and recognized as an adjustment to interest expense. The deferred gain on the terminated agreements was $6.9 million and $5.3 million at October 31, 2003 and 2002, respectively. The deferred gain is included in other liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. The mark-to market adjustment for the period October 2002 resulted in a derivative asset of $383 thousand, with a corresponding fair value adjustment to long-term debt.

Note 6 - Income taxes:

Provision (benefit) for taxes on income is made up of the following components:

(thousands)                                2003       2002       2001
Current:
 Federal . . . . . . . . . . . . . .    $     -    $(8,452)   $(1,072)
 State . . . . . . . . . . . . . . .       (126)      (166)       (89)
Total current tax. . . . . . . . . .       (126)    (8,618)    (1,161)

Deferred:
 Federal . . . . . . . . . . . . . .      4,388      6,752     13,672
 State . . . . . . . . . . . . . . .     (1,062)        66        489
Total deferred tax . . . . . . . . .      3,326      6,818     14,161

Total tax provision (benefit)           $ 3,200    $(1,800)   $13,000

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

                                           2003       2002       2001
Expected federal income tax rate . .        35%        35%        35%
State income taxes less
 federal income tax benefit. . . . .        (9)        (2)         1
Credits. . . . . . . . . . . . . . .        (7)       (70)         -
Other. . . . . . . . . . . . . . . .        18        (17)        (1)

Effective income tax rate. . . . . .        37%       (54)%       35%


The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands)                                   2003      2002      2001
Deferred tax assets:
 Alternative minimum tax . . . . . .      $(17,186) $(17,344) $ (9,426)
 State credits and other assets. . .        (8,317)   (6,595)   (6,607)
Total deferred tax assets. . . . . .       (25,503)  (23,939)  (16,033)

Deferred tax liabilities:
 Depreciation/depletable assets. . .       183,869   180,697   171,124
 Employee benefit plans. . . . . . .        32,555    30,831    25,678
 Other liabilities . . . . . . . . .           282       288       290
Total deferred tax liabilities . . .       216,706   211,816   197,092

Total deferred income taxes. . . . .      $191,203  $187,877  $181,059

Current deferred income tax assets .      $ (4,207) $ (3,865) $ (3,888)
Non-current deferred income tax
 liability . . . . . . . . . . . . .      $195,410  $191,742  $184,947

Note 7 - Segment information:

We own and operate tree farms in Oregon and Washington which produce logs for sale and operate a sawmill in Washington. Our pulp and paper mill at Longview, Washington produces pulp which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by us and others. Our seventeen converting plants in twelve states produce shipping containers and merchandise bags. During fiscal year 2003, the tonnage of paper and paperboard obtained at our converting plants represented approximately 61% of the Longview mill production, either by direct shipment from our mill or from shipments under barter or buy/sell agreements.

Included in sales to customers are export sales, principally to Japan, China and Southeast Asia, of $101,270,000, $93,528,000 and $114,629,000 during 2003,
2002 and 2001, respectively, of which sales to Japan were $41,068,000, $46,035,000 and $55,665,000 during those respective years. All sales are made in U.S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

  1.  Assets used wholly within a segment are assigned to that segment.

  2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $261,683,000, $297,739,000 and $309,823,000 have been allocated to converted products at October 31, 2003, 2002 and 2001, respectively.

Power sales, depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands)                                   2003       2002       2001
Sales to customers (including
 allocated power sales):
Timber . . . . . . . . . . . . . . .    $  163,000 $  172,178   $161,129
Paper and paperboard . . . . . . . .       202,549    176,838    230,215
Converted products . . . . . . . . .       407,788    420,265    484,611
 Total . . . . . . . . . . . . . . .       773,337    769,281    875,955

Income (loss) on sales
(including allocated power profits):
Timber . . . . . . . . . . . . . . .        64,145     71,212     65,238
Paper and paperboard . . . . . . . .       (10,780)   (18,214)     2,173
Converted products . . . . . . . . .        (8,763)   (12,721)     8,336
Interest expensed and other - net  .       (36,048)   (36,944)   (38,080)
 Income before income taxes. . . . .         8,554      3,333     37,667

Identifiable assets at October 31:
Timber . . . . . . . . . . . . . . .       263,028    269,502    271,571
Paper and paperboard . . . . . . . .       352,973    332,456    330,712
Converted products . . . . . . . . .       639,403    704,484    722,165
 Total . . . . . . . . . . . . . . .    $1,255,404 $1,306,442 $1,324,448

(thousands)                                   2003       2002       2001
Depreciation, depletion and
 amortization:
Timber . . . . . . . . . . . . . . .    $   10,978 $    9,553  $   9,022
Paper and paperboard . . . . . . . .        22,277     18,500     17,976
Converted products . . . . . . . . .        44,992     47,730     44,568
 Total . . . . . . . . . . . . . . .        78,247     75,783     71,566

Additions to capital assets:
Timber . . . . . . . . . . . . . . .         5,649      4,172      6,665
Paper and paperboard . . . . . . . .        12,250     11,948     23,647
Converted products . . . . . . . . .        18,886     27,846     89,319
 Total . . . . . . . . . . . . . . .    $   36,785 $   43,966  $ 119,631


Note 8 - Retirement and other postretirement benefits:

Retirement plans
We have two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

                                        Years ended October 31
(thousands)                            2003      2002      2001
Change in benefit obligation:
 Benefit obligation at beginning
  of year . . . . . . . . . . . .  $354,959  $337,033  $295,619
 Service cost . . . . . . . . . .     8,095     7,707     6,942
 Interest cost. . . . . . . . . .    23,230    22,604    22,113
 Amendments . . . . . . . . . . .       335       533     1,106
 Change in assumptions. . . . . .    11,070    10,500    19,239
 Actuarial (gain) loss. . . . . .    (2,406)   (5,875)    4,215
 Expected benefits paid . . . . .   (17,494)  (17,543)  (12,201)
 Benefit obligation at end
  of year . . . . . . . . . . . .  $377,789  $354,959  $337,033


The change in fair value of assets is as follows:

                                        Years ended October 31
(thousands)                            2003      2002      2001
Change in plan assets:
 Fair value of plan assets at
  beginning of year . . . . . . .  $365,270  $433,525  $572,887
 Actual return (loss) on
  plan assets . . . . . . . . . .    90,587   (50,764) (121,824)
 Employee contribution. . . . . .         3         3         5
 Benefits paid. . . . . . . . . .   (18,667)  (17,494)  (17,543)
 Fair value of plan assets at
  end of year . . . . . . . . . .  $437,193  $365,270  $433,525

The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

                                             October 31
(thousands)                            2003      2002      2001
Funded status . . . . . . . . . .  $ 59,405  $ 10,311  $ 96,492
Unrecognized net actuarial (gain)
 loss . . . . . . . . . . . . . .    35,892    63,499   (45,749)
Unrecognized prior service cost .    28,933    41,577    46,975
Unrecognized net asset at
 transition . . . . . . . . . . .         -         -       (57)
Pension asset recognized in the
 consolidated balance sheet . . .  $124,230  $115,387  $ 97,661


Major assumptions used in the calculation are as follows:

                                        Years ended October 31
                                       2003      2002      2001
Discount rate for funded status .     6.50%     6.75%      7.0%
Discount rate for net periodic
 pension cost . . . . . . . . . .     6.75%      7.0%      7.5%
Rate of compensation increase . . 4.75% 4.75% 4.75% Expected long-term rate of return
 on plan assets . . . . . . . . .      9.0%     10.0%     10.0%

The components of net periodic pension income (cost) are summarized as follows:

                                        Years ended October 31
(thousands)                            2003      2002      2001
Service cost - benefits earned
 during the year. . . . . . . . .  $  8,095  $  7,708  $  6,942
Interest cost on benefit
 obligation . . . . . . . . . . .    23,229    22,604    22,113
Expected (return) on plan assets.   (44,452)  (49,279)  (46,559)
Recognized net actuarial (gain) .    (1,735)   (4,633)   (6,453)
Amortization of prior service
 cost . . . . . . . . . . . . . .     6,020     5,931     6,449
Amortization of net asset at
 transition . . . . . . . . . . .         -       (57)     (811)

Net periodic benefit (income) . .  $ (8,843) $(17,726) $(18,319)


Savings plans
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $2,306,000, $2,544,000 and $2,399,000 during 2003, 2002 and
2001, respectively.

Postretirement benefits other than pensions
We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets.

The change in the benefit obligation is as follows:

                                        Years ended October 31
(thousands)                            2003      2002      2001
Change in benefit obligation:
 Benefit obligation at beginning
  of year . . . . . . . . . . . .   $40,101   $26,838   $20,827
 Service cost . . . . . . . . . .     1,133     1,422       985
 Interest cost. . . . . . . . . .     2,003     2,573     1,767
 Actuarial loss . . . . . . . . .    (8,924)   10,488     4,187
 Benefits paid. . . . . . . . . .    (1,533)   (1,220)     (928)
 Benefit obligation at end of
  year. . . . . . . . . . . . . .   $32,780   $40,101   $26,838


The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

                                             October 31
(thousands)                            2003      2002      2001
Funded status . . . . . . . . . .  $(32,780) $(40,101) $(26,838)
Unrecognized net (gain) loss  . .       806     9,730      (527)
Unrecognized transition
 obligation . . . . . . . . . . .     4,484     4,983     5,482
Accrued benefit cost. . . . . . .  $(27,490) $(25,388) $(21,883)


The components of net periodic postretirement cost are summarized as follows:
                                       Years ended October 31
(thousands)                            2003      2002      2001
Service cost - benefits earned
 during the year. . . . . . . . .   $ 1,133   $ 1,422    $  985
Interest cost on benefit
 obligation . . . . . . . . . . .     2,003     2,573     1,767
Amortization of transition
 obligation . . . . . . . . . . .       499       499       499
Amortization of net loss. . . . .         -       231         -
Net periodic benefit cost . . . .   $ 3,635   $ 4,725   $ 3,251


The net periodic postretirement benefit cost was calculated using a health care cost trend rate of 15% for the indemnity plan and 5.5% for the HMO plan. The accrued postretirement benefit cost at October 31, 2003 was calculated using a health care cost trend rate of 15% for the indemnity plan and 5.5% for the HMO plan. The trend rate declines each year until the ultimate health care cost trend rate of 5.5% is reached in the year 2009 for the indemnity plan. The ultimate health care cost trend rate of 5.5% was reached in 2000 for the HMO plan. A one percent increase in the health care cost trend rate assumption has a $2,798,000 effect on the accumulated postretirement benefit obligation as of October 31, 2003 and a $379,000 effect on the aggregate of the service and interest cost components of the net periodic postretirement benefit cost. A one percent decrease in the health care cost trend rate assumption has a $(2,477,000) effect on the accumulated postretirement benefit obligation as of October 31, 2003 and a $(326,000) effect on the aggregate of service and interest cost components of the net periodic postretirement benefit cost. The weighted-average discount rate used for the obligation was 6.50% for 2003, 6.75 for 2002 and 7.0% for 2001.

Note 9 - Commitments and contingencies:

Estimated costs to complete approved capital projects were approximately $30 million, $23 million and $35 million at October 31, 2003, 2002 and 2001, respectively. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 10 - Fair value of financial instruments:

Accounts receivable, revenue bonds, notes payable to banks and senior subordinated notes covered by the interest rate swap agreements approximate fair value as reported in the balance sheet. The fair value of senior notes and senior subordinated notes is estimated using discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt exceeded the stated value by approximately $9 million and $5 million at October 31, 2003 and 2002, respectively and approximated the stated value at October 31, 2001.

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

Note 12 - Subsequent events:

In December 2003, we entered into a four-year $250 million senior unsecured revolving credit facility expiring on December 15, 2007. The initial borrowing under the new revolving credit facility was used to repay and cancel our existing $250 million revolving credit facility. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, initially 1.75%, or the bank's Reference Rate plus a spread, initially 0.75%. Up to $50 million of the credit agreement can be used for letters of credit at a fee that is the same as the Offshore Rate spread. The credit agreement contains certain financial covenants and provides for a commitment fee on the unused portion, initially 0.425% per year.

Quarterly financial data (unaudited)

                                      Fiscal Year Quarters              Total
                                                                       Fiscal
(thousands except per share)     1st       2nd       3rd       4th       Year

2003
Net sales. . . . . . . . . . $189,654  $181,590  $194,265  $207,828  $773,337
Gross profit . . . . . . . .   29,759    24,582    29,101    33,314   116,756
Net income(loss).. . . . . .    1,413       494      (177)    3,624     5,354
Net income (loss) per share.     0.03      0.01         -      0.07      0.10

2002
Net sales. . . . . . . . . . $177,555  $183,251  $193,172  $215,303  $769,281
Gross profit . . . . . . . .   15,928    24,581    34,475    36,863   111,847
Net income (loss). . . . . .   (5,986)       15     3,164     7,940     5,133
Net income (loss) per share.    (0.12)        -      0.06      0.16      0.10

2001
Net sales  . . . . . . . . . $219,559  $214,054  $220,478  $221,864  $875,955
Gross profit . . . . . . . .   40,723    33,844    41,750    31,576   147,893
Net income . . . . . . . . .    8,190     4,354     9,450     2,673    24,667
Net income per share . . . .     0.16      0.09      0.18      0.05      0.48


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.


Item 9A.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this annual report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of October 31, 2003, the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to our and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934. There has been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to our Directors and Section 16(a) beneficial reporting compliance is incorporated herein by reference to the sections titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2003.

We have adopted a Code of Ethics for our Chief Executive Officer and our financial officers. We have made the Code of Ethics available in the Investor Relations section of our website at www.longviewfibre.com. If we waive, or implicitly waive, any material provision of the code, or substantively amend the code, we will disclose that fact on our website or in a report on Form 8-K.

Item 11.  Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the section titled "Executive Compensation" in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the sections titled "Voting Securities and Principal Holders" and "Election of Directors" in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2003.

Item 13.  Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the section titled "Executive
Compensation" in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2003.

Item 14.  Principal Accountant Fees and Services

Information with respect to fees paid to our principal accountant and our audit committee's pre-approval policies and procedures are incorporated herein by reference to the section titled "Board of Directors and Committees" in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2003.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Form 10-K.

    (1) Financial Statements:

        See "Item 8.  Financial Statements and Supplementary Data."

(b) Exhibits:

    See "Index to Exhibits."

(c) Reports on Form 8-K.

    A Form 8-K was furnished on August 27, 2003 reporting information under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW FIBRE COMPANY


By: L. J. McLAUGHLIN	Date: January 21, 2004
    L. J. McLAUGHLIN,
    Senior Vice President-Finance,
    Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


R. P. WOLLENBERG	                              1/21/04
R. P. WOLLENBERG,
Director

R. H. WOLLENBERG	                              1/21/04
R. H. WOLLENBERG,
President, Chief Executive Officer and Director

L. J. McLAUGHLIN	                              1/21/04
L. J. McLAUGHLIN,
Chief Financial Officer and Director

A. G. HIGGENS	                                      1/21/04
A. G. HIGGENS,
Chief Accounting Officer

R. B. ARKELL	                                      1/21/04
R. B. ARKELL,
Director

D. L. BOWDEN                                          1/21/04
D. L. BOWDEN,
Director

M. A. DOW	                                      1/21/04
M. A. DOW,
Director

M. C. HENDERSON	                                      1/21/04
M. C. HENDERSON,
Director

J. R. KRETCHMER	                                      1/21/04
J. R. KRETCHMER,
Director

R. E. WERTHEIMER	                              1/21/04
R. E. WERTHEIMER,
Director

D. A. WOLLENBERG	                              1/21/04
D. A. WOLLENBERG,
Director

                                INDEX OF EXHIBITS
Document No.
3.1       Articles of Incorporation of Longview Fibre Company(a)
3.2       Bylaws of Longview Fibre Company
4.1       Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the
          Commission upon request:
            Senior Notes due through 2010 (4.39%-8.84%) $154,500,000
            Revenue Bonds payable through 2018 (floating rates, 1.05%
            through 1.20% at October 31, 2002) $14,500,000
4.2       Indenture dated as of January 25,2002.(b)
4.3       Rights Agreement Dated as of March 1, 1999.(c)
4.4       Registration Rights Agreement dated January 25, 2002.(b)
10.1      Form of Termination Protection Agreement(d)(*)
10.2      Credit Agreement dated as of January 25, 2002(b)
10.3      Credit Agreement dated as of December 15, 2003
21.1      Subsidiaries(f)
23.1      Consent of Independent Accountants
31.1 Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President and Chief Executive Officer.
31.2      Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin,
          Sr. Vice President-Finance, Secretary and Treasurer.
32.1      Section 1350 Certification by R. H. Wollenberg, President and
          Chief Executive Officer.
32.2 Section 1350 Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.
99.1      Salary Savings Plan - Trust Agreement(e)(*)
99.2      Hourly Savings Plan - Trust Agreement(e)
99.3      Branch Hourly Savings Plan - Trust Agreement(e)
99.4      Salary Savings Plan(f)(*)
99.5      Salary Savings Plan - Amendment No. 1(f)(*)
99.6      Salary Savings Plan - Amendment No. 2(f)(*)
99.7      Salary Savings Plan - Amendment No. 3
99.8      Hourly Savings Plan(f)
99.9      Hourly Savings Plan - Amendment No. 1(f)
99.10     Hourly Savings Plan - Amendment No. 2(f)
99.11     Hourly Savings Plan - Amendment No. 3
99.12     Branch Hourly Savings Plan(f)
99.13     Branch Hourly Savings Plan - Amendment No. 1(f)
99.14     Branch Hourly Savings Plan - Amendment No. 2(f)
99.15     Branch Hourly Savings Plan - Amendment No. 3
______________________________________________________________________________
(a) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 1990.

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

(f) Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 2002.

(*)  Indicates management contract or compensatory plan or arrangement.