Form 10-Q
period 2004-01-31
LONGVIEW FIBRE CO
filed 2004-03-16
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   January 31, 2004            Commission File No.    0-1370




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


	51,076,567 Common Shares were outstanding as of February 29, 2004

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jan. 31    Oct. 31    Jan. 31
                                                    2004       2003       2003
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   84,205 $   99,754 $   92,979
  Allowance for doubtful accounts                  1,350      1,350      1,350
Taxes on income, refundable                            -          -      2,293
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                15,820     15,306     16,313
    Goods in process                               9,160      8,549     11,926
    Raw materials and supplies                    39,215     41,493     39,946
Other                                              8,864      7,109      8,494
          Total current assets                   155,914    170,861    170,601
Capital assets:
Buildings, machinery and equipment at cost     1,819,667  1,815,959  1,836,168
  Accumulated depreciation                     1,111,677  1,094,266  1,076,004
   Costs to be depreciated in future years       707,990    721,693    760,164
Plant sites at cost                                3,549      3,549      3,524
                                                 711,539    725,242    763,688
Timber at cost less depletion                    186,032    185,216    186,672
Roads at cost less amortization                    8,378      8,481      8,759
Timberland at cost                                20,671     20,168     20,111
                                                 215,081    213,865    215,542
          Total capital assets                   926,620    939,107    979,230
Pension and other assets                         148,728    145,436    135,541
                                              $1,231,262 $1,255,404 $1,285,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    6,401 $   11,190 $    2,755
Accounts payable                                  44,574     53,132     45,092
Short-term borrowings                             15,000     44,000     12,000
Payrolls payable                                  14,869     13,465     13,440
Other taxes payable                                8,702      8,465      9,409
Current installments of long-term debt            30,000          -     50,000
          Total current liabilities              119,546    130,252    132,696
Long-term debt                                   463,526    463,003    498,266
Deferred taxes-net                               190,107    195,410    192,549
Other liabilities                                 35,059     34,432     31,452
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567 shares                               76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                343,103    352,386    350,488
         Total shareholders' equity              423,024    432,307    430,409
                                              $1,231,262 $1,255,404 $1,285,372

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)
                                                              (000 Omitted)
                                                           Three Months Ended
                                                               January 31
                                                               2004      2003
Net sales:
  Timber                                                   $ 34,510  $ 41,297
  Paper and paperboard                                       42,367    48,005
  Converted products                                         93,050   100,352
                                                            169,927   189,654

Cost of Products sold, including outward freight            155,853   159,895
Gross profit                                                 14,074    29,759

Selling, administrative and general expenses                 19,437    17,026

Operating profit (loss):
  Timber                                                     13,657    17,029
  Paper and paperboard                                       (8,677)   (3,058)
  Converted products                                        (10,343)   (1,238)
                                                             (5,363)   12,733

Interest income                                                  36        74
Interest expensed                                            (9,620)  (10,932)
Miscellaneous                                                   213       368
Income (loss) before income taxes                           (14,734)    2,243

Provision (benefit) for taxes on income:
  Current                                                      (148)       23
  Deferred                                                   (5,303)      807
                                                             (5,451)      830

Net income (loss)                                          $ (9,283) $  1,413


Dollars per share:
  Net income (loss)                                        $  (0.18) $   0.03


Average shares outstanding in the hands
 of the public (000 omitted)                                 51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                              (000 Omitted)
                                                           Three Months Ended
                                                                January 31
                                                               2004      2003
Cash provided by (used for) operations:
Net income (loss)                                           $(9,283)  $ 1,413
Charges to income (loss) not requiring cash:
  Depreciation                                               17,908    17,398
  Depletion and amortization                                  1,333     1,947
  Deferred taxes - net                                       (5,303)      807
 (Gain)loss on disposition of capital assets                    (35)      262

Change in:
  Accounts and notes receivable                              15,549     8,951
  Inventories                                                 1,153     3,404
  Other                                                      (1,755)   (1,036)
  Pension and other noncurrent assets                        (2,817)     (288)
  Accounts, payrolls and other taxes payable                 (6,945)   (3,299)
  Other noncurrent liabilities                                  627       747
Cash provided by operations                                  10,432    30,306

Cash provided by (used for) investing:
Additions to:  Plant and equipment                           (4,235)   (9,002)
               Timber and timberlands                        (2,574)     (838)
Proceeds from sale of capital assets                             90       296
Cash used for investing                                      (6,719)   (9,544)

Cash provided by (used for) financing:
Long-term debt                                               30,048   (24,353)
Short-term borrowings                                       (29,000)   10,000
Payable to bank resulting from checks in transit             (4,789)   (4,709)
Accounts payable for construction                                28    (1,700)
Cash used for financing                                      (3,713)  (20,762)


Change in cash position                                           -         -
Cash position, beginning of period                                -         -
Cash position, end of period                                 $    -   $     -

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)                         $15,333  $15,638
Income taxes                                                      (1)     (10)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                             (000 Omitted)
                                                          Three Months Ended
                                                              January 31
                                                             2004        2003
Common stock:
  Balance at beginning of period                         $ 76,615    $ 76,615
  Balance at end of period                               $ 76,615    $ 76,615


Additional paid-in capital:
  Balance at beginning of period                         $  3,306    $  3,306
  Balance at end of period                               $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period                         $352,386    $349,075
  Net income (loss)                                        (9,283)      1,413
  Balance at end of period                               $343,103    $350,488

Common shares:
  Balance at beginning of period                           51,077      51,077
  Balance at end of period                                 51,077      51,077





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


NOTE 2: We have two interest rate swap agreements with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized as an adjustment to interest expense.

A deferred gain on terminated agreements was $6.6 million and $5.1 million at January 31, 2004 and 2003, respectively. The deferred gain is included in other liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. The mark-to market adjustment at January 31, 2004 and 2003 resulted in a derivative asset of $475 thousand and $407 thousand, respectively, with a corresponding fair value adjustment to long-term debt.


NOTE 3: Subsequent event - In March 2004, we terminated the interest rate swaps and received cash of $2.0 million resulting in a deferred gain of $1.7 million. The deferred gain will be included in other liabilities in the balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        CONSOLIDATED STATEMENT OF INCOME

                THREE MONTHS ENDED JANUARY 31, 2004 COMPARED WITH

                      THREE MONTHS ENDED JANUARY 31, 2003

Net Sales - First fiscal quarter 2004 net sales were $169.9 million, compared with $189.7 million for the first fiscal quarter of 2003. This 10.4% decrease resulted from a decrease in timber net sales of $6.8 million, or 16.4%, a decrease in paper and paperboard net sales of $5.6 million, or 11.7%, and a decrease in converted product net sales of $7.3 million, or 7.3%. See "Selected Segment Results" below.

Cost of Products Sold - First fiscal quarter 2004 cost of products sold was $155.9 million, or 91.7% of net sales, compared with $159.9 million, or 84.3% of net sales, for first fiscal quarter 2003. Cost of products sold, as a percent of sales, was negatively affected by a 62% utilization rate at the Longview paper mill, driving fixed costs per unit up with declining volume, compared with first quarter of 2003 utilization rate of 67%. In addition, a 7% increase in the cost of purchased power and fiber at the Longview mill, a 7% increase in labor cost per ton at the paper mill and in the converting segment, and reduced pension income all negatively affected cost of products sold as a percent of sales. Pension income has a positive effect on cost of products sold in all of our segments by reducing our accrued labor obligations.

Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation on our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $19.2 million for first fiscal quarter 2004 compared with $19.3 million for first fiscal quarter 2003.

Selling, General and Administrative Expenses - First fiscal quarter 2004 selling, general and administrative expenses were $19.4 million, or 11.4% of net sales, compared with $17.0 million, or 9.0% of net sales, for first fiscal quarter 2003. As a percent of sales, the increase was primarily caused by the reduction of sales coupled with increased depreciation and other costs associated with the implementation of our ERP project, and lower pension income.

Operating Profit (Loss) - First fiscal quarter 2004 operating loss was $5.4 million compared with operating profit of $12.7 million for the first fiscal quarter 2003. See "Selected Segment Results" below.

Provision (Benefit) for Taxes on Income - First fiscal quarter 2004 benefit for income taxes was $(5.5) million reflecting a tax rate of 37%. First fiscal quarter 2003 provision for income taxes was $0.8 million reflecting a tax rate of 37%.

Net Income (Loss) - For the reasons noted above, the company incurred a net loss of $9.3 million for the first fiscal quarter 2004 compared with net income of $1.4 million for first fiscal quarter 2003.

                          Selected Segment Results

Timber                                       Fiscal Quarter Ended
                                          January 31           Percentage
                                       2004         2003   Increase/(Decrease)
Timber net sales, $ millions          $34.5        $41.3          (16.4%)
Timber operating profit, $ millions    13.7         17.0          (19.8%)

Logs, thousands of board feet        48,752       67,350          (27.6%)
Lumber, thousands of board feet      26,085       19,678           32.6%
Logs, $/thousand board feet            $524         $520            0.8%
Lumber, $/thousand board feet           343          319            7.5%

First fiscal quarter 2004 timber net sales were $34.5 million, compared with $41.3 million for first fiscal quarter 2003. This 16.4% decrease was due primarily to a decrease in log volume of 27.6%, partially offset by a 32.6% increase in lumber volume, and increased lumber and log prices of 7.5% and 0.8%, respectively. The log volume decline was primarily the result of the severe weather in the Pacific Northwest in late December through mid-January that prevented adequate conditions for harvesting logs on our tree farms. A secondary factor was the timing of export shipments. Barring further adverse weather conditions, we anticipate increasing harvest in subsequent fiscal 2004 quarters to make up for this first quarter shortfall. Average log prices are expected to increase in the second quarter by approximately $25/MBF and average lumber prices have increased by approximately $50/MBF.

First fiscal quarter export sales were $8.3 million, or 24.1% of timber net sales, compared with $11.6 million, or 28.2% of timber net sales for first fiscal quarter 2003. This decrease was the result of decreased log export volume of 30.9% for the reasons stated above, partially offset by an increase in log export prices of 1.7%. Log export prices increased as a result of the dollar remaining relatively weak compared to the yen during the fiscal quarter.

First fiscal quarter 2004 operating profit was $13.7 million, compared with $17.0 million for the first fiscal quarter 2003. The primary reason for this 19.8% decline was a decrease in log volume sold partially offset by the export price increase.


Paper and Paperboard                            Fiscal Quarter Ended
                                           January 31          Percentage
                                       2004          2003  Increase/(Decrease)
Paper and Paperboard net sales,
 $ millions                           $42.4         $48.0         (11.7%)
Paper and Paperboard operating
 profit (loss), $ millions             (8.7)         (3.1)           -

Paper, tons                          60,632        69,733         (13.1%)
Paperboard, tons                     19,891        19,751           0.7%
Paper, $/ton FOB mill equivalent       $550          $556          (1.1%)
Paperboard, $/ton FOB mill equivalent   340           345          (1.4%)

First fiscal quarter 2004 paper and paperboard net sales were $42.4 million, compared with $48.0 million for first fiscal quarter 2003. This 11.7% decrease was primarily due to a 13.1% decrease in paper volume and decreases in paper and paperboard prices of 1.1% and 1.4%, respectively. However, with the weaker U.S. dollar, coupled with some product mix change, we were able to achieve increases in our average export paper price of 3.7% and export paperboard price of 3.5%, compared with first fiscal quarter 2003. Price increases for domestic paper and paperboard have been announced by the company for second fiscal quarter 2004.

First fiscal quarter 2004 export sales in the paper and paperboard segment were $10.7 million, or 25.3% of paper and paperboard net sales, compared with $15.9 million, or 33.1%, for first fiscal quarter 2003. This decrease as a percentage of segment net sales was primarily the result of 38.5% and 29.7% decreases in export paper and paperboard volume, respectively. Export demand for our products declined due to aggressive pricing employed by sack Kraft paper producers in Europe. Partially offsetting the reduced demand was the pricing impact of the weaker U.S. dollar.

First fiscal quarter 2004 paper and paperboard operating loss was $8.7 million, compared with an operating loss of $3.1 million for the first fiscal quarter 2003. Operating results were negatively affected by our mill operating at 62% of capacity as compared with 67% in the first fiscal quarter 2003, driving fixed costs per unit up with declining volume, and a 7% increase in both fiber costs and purchased power. Labor costs per ton also increased by 7% due in part to a 6% reduction in productivity measured in hours per ton. The decrease in productivity was caused in part by operational problems at the mill. Management has placed a high priority on identifying and preventing mechanical and operational issues to improve machine uptime and machine reliability and increase throughput per scheduled machine hour.


Converted Products                   Fiscal Quarter Ended
                                           January 31          Percentage
                                        2004         2003  Increase/(Decrease)
Converted Products sales, $ millions  $ 93.1       $100.4         (7.3%)
Converted Products operating
 profit (loss), $ millions             (10.3)        (1.2)           -

Converted Products, tons             115,969      124,879         (7.1%)
Converted Products, $/ton               $802         $804         (0.2%)

First fiscal quarter 2004 converted products net sales were $93.1 million, compared with $100.4 million for first fiscal quarter 2003. This 7.3% decline was primarily due to a 7.1% decrease in volume coupled with a modest 0.2% decrease in price. The decrease in volume was primarily caused by the demand for our converted products remaining weak due to packaging demand trailing the U.S. economic upswing in the first fiscal quarter, coupled with the severe weather in the Western U.S. and Northern tier states where our converting plants are located. First fiscal quarter operating loss was $10.3 million, compared with an operating loss of $1.2 million for first fiscal quarter 2003. The primary reasons for the increased operating loss were the volume decrease, an increase of 9% in the cost of paperboard from our mill, and labor cost increase of 7%. The labor cost increase was due primarily to decreased pension income and increases in other indirect payroll costs, despite a 3% decrease in labor hours per ton of production.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, our total borrowed debt of $508.1 million included long-term debt of $463.1 million, current installments of long-term debt of $30.0 million and short-term borrowings of $15.0 million.

During December 2003, we entered into a new four-year $250 million senior unsecured credit facility. The initial borrowings under the new revolving credit facility were used to repay and cancel our old $250 million senior unsecured revolving credit facility and to pay transaction costs on the new revolving credit facility.

At January 31, 2004, we had $125.0 million outstanding under the $250 million revolving credit facility, excluding letters of credit of $17.2 million. Also outstanding at January 31, 2004, were various senior notes totaling $154.5 million, revenue bonds of $14.5 million and $214.1 million of senior subordinated notes, net of original issuance discount. We did not have any borrowings on a $15 million uncommitted line of credit. As of January 31, 2004, we had $122.8 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. At January 31, 2004 we were in compliance with such covenants.

In July 2003, we entered into two fixed-to-floating interest rate swaps for a total of $70.0 million of the $215 million of our 10% Senior Subordinated Notes due 2009. The purpose of the swaps is to manage our exposure to high fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. The new floating rate swaps have rates of approximately 7.29%. Previously the company had entered into other fixed-to-floating interest rate swaps which were subsequently terminated to monetize the gain incurred due to lower interest rates and changes in yield. In both instances, the proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of the senior subordinated notes, which mature in 2009. A deferred gain on the terminated agreements of $6.6 million is included in other liabilities at January 31, 2004.

In March 2004, we terminated the interest rate swaps and received cash of $2.0 million resulting in a deferred gain of $1.7 million. The deferred gain will be included in other liabilities in the balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes.

Net cash provided by operations was $10.4 million in the first fiscal quarter 2004 and $30.3 million for the first fiscal quarter 2003. The primary reason for the decrease was the net loss of $9.3 million incurred for first fiscal quarter 2004.

Net cash used for investing was $6.7 million in the first fiscal quarter 2004 and $9.5 million in the first fiscal quarter 2003. Our capital expenditures, including timberland acquisitions, were $6.8 million in the first fiscal quarter 2004 and $9.8 million in the first fiscal quarter 2003. Capital expenditures are expected to be $40 to $50 million for fiscal year 2004 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the first fiscal quarter 2004 was $3.7 million while net cash used for financing was $20.8 million for the first fiscal quarter 2003. Borrowed debt increased by $1.0 million since October 31, 2003 due to reduced cash from operations offset in part by modest capital expenditures. Borrowed debt decreased from first fiscal quarter 2003 levels by $51.8 million.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants of financing agreements. Cash dividends were not paid in either the first fiscal quarter 2004 or first fiscal quarter 2003.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.


                          FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning anticipated timber harvest levels; expected resources to fund operations, meet debt payment obligations and foreseeable capital expenditures; anticipated pricing and market conditions for the company's products, including expected log price increases and the realization of announced domestic paper and paperboard price increases; improving paper and paperboard machine uptime and reliability and increasing throughput; the effect weather may have on company operations; possible effects of changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; foreseeable capital expenditures; and anticipated operational benefits through improved mill operations.

Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products and energy; changes in product and energy prices; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; and unforeseen developments in the company's business, including unforeseen capital requirements or reduced cash from operations. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We generally do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, but during the quarter we had in effect two interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 2 to our financial statements for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of January 31, 2004, the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Senior Vice President-Finance do not expect that our disclosure controls or our internal controls will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all our control issues and instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2004, we were named as one of eight defendants in an asbestos-related case in Cowlitz County, Washington. The plaintiff alleges exposure to asbestos fibers while working at our mill as a carpenter's apprentice between 1967 and 1973. Given the recentness of the claim, we have had little opportunity to complete a factual investigation. However, based on past experience with this type of claim, we currently believe that this claim will not result in our having material liability, if any, for damages.

In January 2004, we received from the Washington State Department of Ecology ("Ecology") a Notice of Violation of our air permit concerning the excess level of visible particulate, or opacity, from one of our power boilers in November 2003. We report the opacity level to the state monthly. We are discussing with Ecology the issue of excess opacity in November 2003 and subsequent months, including potential penalties, which we do not expect to be material. We have taken immediate operational steps toward meeting the requirements of the permit.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
         Nothing to report.

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

         (b) A Form 8-K was furnished on December 19, 2003 reporting information under Items 7 and 12.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       03/16/04
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer


A. G. HIGGENS                          03/16/04
A. G. HIGGENS
Assistant Treasurer

                               EXHIBIT INDEX



Exhibit No.    Description

31.1 Section 302 Certification by R. H. Wollenberg, President and Chief Executive Officer.

31.2 Section 302 Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.

32.1 Section 1350 Certification by R. H. Wollenberg, President and Chief Executive Officer.

32.2 Section 1350 Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.