Form 10-Q
period 2004-04-30
LONGVIEW FIBRE CO
filed 2004-06-14
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   April 30, 2004            Commission File No.    0-1370




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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).              Yes   X    No


	51,076,567 Common Shares were outstanding as of May 31, 2004

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheet                               (000 Omitted)
                                                 Apr. 30    Oct. 31    Apr. 30
                                                    2004       2003       2003
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $   95,426 $   99,754 $   85,890
  Allowance for doubtful accounts                  1,350      1,350      1,350
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                17,069     15,306     16,850
    Goods in process                               8,529      8,549     12,708
    Raw materials and supplies                    40,999     41,493     38,118
Other                                              6,726      7,109     14,105
          Total current assets                   167,399    170,861    166,321
Capital assets:
Buildings, machinery and equipment at cost     1,829,095  1,815,959  1,829,564
  Accumulated depreciation                     1,127,120  1,094,266  1,081,171
    Costs to be depreciated in future years      701,975    721,693    748,393
Plant sites at cost                                3,549      3,549      3,524
                                                 705,524    725,242    751,917
Timber at cost less depletion                    198,529    185,216    186,781
Roads at cost less amortization                    8,533      8,481      8,529
Timberland at cost                                24,423     20,168     20,148
                                                 231,485    213,865    215,458
          Total capital assets                   937,009    939,107    967,375
Pension and other assets                         141,430    145,436    137,736
                                              $1,245,838 $1,255,404 $1,271,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    7,621 $   11,190 $    6,027
Accounts payable                                  58,461     53,132     45,538
Short-term borrowings                             11,000     44,000      3,000
Payrolls payable                                  14,826     13,465     18,122
Other taxes payable                                7,797      8,465      8,507
Current installments of long-term debt            30,000          -     50,000
          Total current liabilities              129,705    130,252    131,194
Long-term debt                                   457,099    463,003    486,163
Deferred taxes-net                               193,503    195,410    192,831
Other liabilities                                 36,560     34,432     31,363
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares; issued
  51,076,567 shares                               76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                349,050    352,386    349,960
         Total shareholders' equity              428,971    432,307    429,881
                                              $1,245,838 $1,255,404 $1,271,432

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Income (Unaudited)

                                                   (000 Omitted)
                                      Three Months Ended    Six Months Ended
                                           April 30              April 30
                                         2004       2003       2004      2003
Net sales:
  Timber                             $ 61,373   $ 39,517   $ 95,883  $ 80,814
  Paper and paperboard                 54,404     47,531     96,771    95,536
  Converted products                   97,606     94,542    190,656   194,894
                                      213,383    181,590    383,310   371,244

Cost of products sold, including
 outward freight                      173,934    157,008    329,787   316,903
Gross profit                           39,449     24,582     53,523    54,341

Selling, administrative
 and general expenses                  20,874     17,599     40,311    34,625

Operating profit (loss):
  Timber                               31,875     16,172     45,532    33,201
  Paper and paperboard                 (8,962)    (3,578)   (17,639)   (6,636)
  Converted products                   (4,338)    (5,611)   (14,681)   (6,849)
                                       18,575      6,983     13,212    19,716

Interest income                            43         79         79       153
Interest expense                       (9,355)   (10,946)   (18,975)  (21,878)
Miscellaneous                             175      4,668        388     5,036
Income (loss) before income taxes       9,438        784     (5,296)    3,027


Provision (benefit) for taxes on income:
  Current                                  95          8        (53)       31
  Deferred                              3,396        282     (1,907)    1,089
                                        3,491        290     (1,960)    1,120

Net income (loss)                    $  5,947   $    494   $ (3,336) $  1,907


Dollars per share:
  Net income (loss)                  $   0.12   $   0.01   $  (0.07) $   0.04
  Dividends                                 -       0.02          -      0.02


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)

                                                   (000 Omitted)
                                       Three Months Ended    Six Months Ended
                                             April 30            April 30
                                           2004      2003      2004      2003
Cash provided by (used for) operations:
Net income (loss)                       $ 5,947   $   494   $(3,336)  $ 1,907
Charges to income (loss) not requiring
 cash:
  Depreciation                           17,738    17,479    35,646    34,877
  Depletion and amortization              2,189     1,386     3,522     3,333
  Deferred taxes - net                    3,396       282    (1,907)    1,089
 (Gain) loss on disposition of
   capital assets                            80    (3,286)       45    (3,024)


Change in:
  Accounts and notes receivable         (11,221)    7,089     4,328    16,040
  Taxes on income, refundable                 -     2,293         -     2,293
  Inventories                            (2,402)      509    (1,249)    3,913
  Other                                   2,138    (5,611)      383    (6,647)
  Pension and other noncurrent assets     6,823    (1,346)    4,006    (1,634)
  Accounts, payrolls and other taxes
   payable                               11,235     7,431     4,290     4,132
  Other noncurrent liabilities            1,501       (89)    2,128       658
Cash provided by operations              37,424    26,631    47,856    56,937


Cash provided by (used for) investing:
Additions to:  Plant and equipment      (11,980)  (10,089)  (16,215)  (19,091)
               Timber and timberlands   (18,619)   (1,334)  (21,193)   (2,172)
Proceeds from sale of capital assets        203     7,699       293     7,995
Cash used for investing                 (30,396)   (3,724)  (37,115)  (13,268)


Cash provided by (used for) financing:
Long-term debt                           (5,952)  (12,952)   24,096   (37,305)
Short-term borrowings                    (4,000)   (9,000)  (33,000)    1,000
Payable to bank resulting from checks
 in transit                               1,220     3,272    (3,569)   (1,437)
Accounts payable for construction         1,704    (3,205)    1,732    (4,905)
Cash dividends                                -    (1,022)        -    (1,022)
Cash used for financing                  (7,028)  (22,907)  (10,741)  (43,669)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period            $     -   $     -    $    -   $     -


Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest (net of amount capitalized)  $ 2,284   $ 4,957    $17,617  $20,595
  Income taxes                               12    (2,218)        11   (2,228)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                (000 Omitted)
                                   Three Months Ended      Six Months Ended
                                        April 30               April 30
                                      2004        2003       2004        2003
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,615   $ 76,615    $ 76,615
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,515


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $343,103    $350,488   $352,386    $349,075
  Net income (loss)                  5,947         494     (3,336)      1,907
  Less cash dividends on common
   stock                                 -      (1,022)         -      (1,022)
  Balance at end of period        $349,050    $349,960   $349,050    $349,960

Dividends paid per share          $      -    $   0.02   $      -    $   0.02

Common shares:
  Balance at beginning of period    51,077      51,077     51,077      51,077
  Balance at end of period          51,077      51,077     51,077      51,077





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


NOTE 2: In March 2004, we terminated our two interest rate swap agreements related to $70 million of our Senior Subordinated Notes and received cash of $2.0 million resulting in a deferred gain of $1.7 million. In April 2004, we entered into two new interest rate swap agreements related to $70 million of our Senior Subordinated Notes (the "New Agreements") with notional amounts of $70 million which mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable interest rate payments without the exchange of the underlying principal amounts. Variable rates are based on LIBOR and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the New Agreements and recognized as an adjustment to interest expense.

Total deferred gain on all previously terminated interest rate swap agreements was $7.9 million and $4.9 million at April 30, 2004 and 2003, respectively. The deferred gain is included in other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. Unrealized gains (losses) on outstanding interest rate swaps was ($1.3) million and $1.3 million at April 30, 2004 and 2003, respectively, and are included in the accompanying balance sheet. There is no ineffectiveness related to these interest rate swaps and therefore there is no impact to the statement of operations.


NOTE 3:

Retirement plans

We have two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The components of net periodic pension income are summarized as follows:

                                           Three Months       Six Months
                                          Ended April 30    Ended April 30

thousands                                   2004     2003     2004     2003
Service cost - benefits earned
 during the year                         $ 2,256  $ 2,024  $ 4,513   $4,047
Interest cost on benefit obligation        5,987    5,807   11,975   11,615
Expected return on plan assets           (11,308) (11,113) (22,617) (22,226)
Recognized net actuarial gain                  -     (434)       -     (868)
Amortization of prior service cost         1,486    1,505    2,972    3,010
Net periodic income                      $(1,579) $(2,211) $(3,157) $(4,422)


We do not expect to make any contributions to our pension plans in 2004.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $1,265,000 during the six month period ended April 30, 2004 and we expect to contribute approximately $2,600,000 for the full fiscal year.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. We paid $847,000 for these benefits during the six month period ended April 30, 2004 and we expect to pay approximately $1,750,000 for the full fiscal year.

The components of net periodic postretirement cost are summarized as follows:


                                           Three Months       Six Months
                                          Ended April 30    Ended April 30

thousands                                   2004     2003     2004     2003
Service cost - benefits earned
 during the year                         $   317  $   283  $   633  $   567
Interest cost on benefit obligation          574      501    1,148    1,002
Amortization of transition obligation        125      125      249      250
Amortization of net loss                      11        -       22        -
Net periodic postretirement cost         $ 1,027  $   909  $ 2,052  $ 1,819

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        CONSOLIDATED STATEMENT OF INCOME

                THREE AND SIX MONTHS ENDED APRIL 30, 2004 COMPARED WITH

                      THREE AND SIX MONTHS ENDED APRIL 30, 2003

Net Sales - Second fiscal quarter 2004 net sales were $213.4 million, compared with $181.6 million for the second fiscal quarter of 2003. This 17.5% increase was attributed to an increase in timber net sales of $21.9 million, or 55.3%, an increase in paper and paperboard net sales of $6.9 million, or 14.5%, and an increase in converted products net sales of $3.1 million, or 3.2%.

Cost of Products Sold - Second fiscal quarter 2004 cost of products sold was $173.9 million, or 81.5% of net sales, compared with $157.0 million, or 86.5% of net sales, for second fiscal quarter 2003. This decrease as a percentage of net sales was partially due to an increase in net sales from increases in volume, and log and lumber prices. In addition, logging costs decreased 3% and labor cost per ton decreased 2.3% in our converting segment. This decrease was offset in part by a 3% increase in fiber costs, low mill utilization early in the quarter, and decreased pension income.

Our cost of products sold also included depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $19.9 million for second fiscal quarter 2004 compared with $18.9 million for second fiscal quarter 2003.

Selling, General and Administrative Expenses - Second fiscal quarter 2004 selling, general and administrative expenses were $20.9 million, or 9.8% of net sales, compared with $17.6 million, or 9.7% of net sales, for second fiscal quarter 2003. As a percent of sales, the increase was primarily caused by increased depreciation and other costs associated with the implementation of our ERP project, and lower pension income.

Operating Profit (Loss) - Second fiscal quarter 2004 operating profit was $18.6 million compared with operating profit of $7.0 million for the second fiscal quarter 2003. See "Selected Segment Results" below.

Provision for Taxes on Income - Second fiscal quarter 2004 provision for income taxes was $3.5 million reflecting a tax rate of 37.0%. Second fiscal quarter 2003 provision for income taxes was $0.3 million reflecting a tax rate of 37.0%.

Net Income (Loss) - For the reasons noted above, and a decrease in interest expense of $1.6 million, the company earned net income of $5.9 million for the second fiscal quarter 2004 compared with net income of $0.5 million for second fiscal quarter 2003.

                          Selected Segment Results

Timber                              Three Months              Six Months
                                   Ended April 30           Ended April 30
                                                  %                         %
                                2004    2003 Change      2004     2003 Change

Timber net sales, $ millions   $61.4   $39.5   55.3     $95.9    $80.8   18.6
Timber operating profit,
 $ millions                     31.9    16.2   97.1      45.5     33.2   37.1

Logs, thousands of board
 feet                         85,972  63,156   36.1   134,724  130,506   3.2
Lumber, thousands of board
 feet                         29,544  23,812   24.1    55,629   43,490   27.9
Logs, $/thousand board feet     $573    $504   13.7      $555     $512    8.4
Lumber, $/thousand board feet    410     324   26.5       379      322   17.7

Second fiscal quarter 2004 timber net sales were $61.4 million, compared with $39.5 million for second fiscal quarter 2003. This 55.3% increase was due primarily to increases in log and lumber volume of 36.1% and 24.1%, respectively, and increases in log and lumber prices of 13.7% and 26.5%, respectively. During the quarter we increased harvest levels to make up for low harvest levels in the first fiscal quarter 2004 that resulted from severe winter weather. We were able to sell the increased volume into the domestic and export markets in the second fiscal quarter 2004 where demand and prices improved. Strong U.S. lumber markets drove the increase in domestic demand that resulted in the log and lumber price increases.

Second fiscal quarter 2004 export log sales were $17.1 million, or 27.9% of timber net sales, compared with $9.1 million, or 22.9% of timber net sales, for second fiscal quarter 2003. This increase was the result of increased log export volume of 77.1% and log export prices of 6.8%. This improvement was due to the improved Japanese economy and the relative strength of the Japanese yen against the dollar.

Second fiscal quarter 2004 operating profit was $31.9 million compared with $16.2 million for second fiscal quarter 2003. The primary reasons for this 97.1% improvement were increases in volume and price for our log and lumber products, a 3.0% decrease in logging costs, and proportionately higher volume sold in the export market where margins tend to be higher.

Year-to-date 2004 sales were $95.9 million compared with $80.8 million for year-to-date 2003. This 18.6% increase was due to increases in log and lumber volume of 3.2% and 27.9%, respectively, and improved log and lumber pricing of 8.4% and 17.7%, respectively. The improvement resulted from increased harvest levels in the second fiscal quarter 2004 coupled with strong domestic and export markets during the quarter. Year-to-date export sales were $25.6 million, or 26.7% of timber net sales, compared with $20.7 million or 25.6% of timber net sales, for year-to-date 2003.

Year-to-date 2004 operating profit was $45.5 million compared to $33.2 million for year-to-date 2003. The primary reasons for this 37.1% improvement were increased volume and prices in both logs and lumber, proportionately higher log volume sold in the export market and a 5% decrease in logging costs.

Paper and Paperboard                 Three Months             Six Months
                                    Ended April 30          Ended April 30
                                                    %                        %
                                 2004    2003  Change    2004     2003  Change

Paper and Paperboard net sales,
 $ millions                    $ 54.4  $ 47.5   14.5   $ 96.8  $  95.5    1.3
Paper and Paperboard operating
 profit (loss), $ millions       (9.0)   (3.6)     -    (17.6)    (6.6)     -

Paper, tons                    74,249  66,575   11.5  134,881  136,308   (1.0)
Paperboard, tons               31,786  23,071   37.8   51,677   42,822   20.7
Paper, $/ton FOB mill
 equivalent                      $548    $565   (3.0)    $549     $560   (2.0)
Paperboard, $/ton FOB mill
 equivalent                       337     338   (0.3)     338      341   (0.9)

Second fiscal quarter 2004 paper and paperboard net sales were $54.4 million, compared with $47.5 million for second fiscal quarter 2003. This 14.5% increase is primarily due to an 18.3% increase in paper and paperboard volume, partially offset by decreases in paper and paperboard prices of 3.0% and 0.3%, respectively. Average prices declined compared with year-ago levels due to weak demand early in fiscal year 2004 and changes in our product mix. Demand for domestic paper and paperboard increased during the quarter due to the improved U.S. economy leading to price increases for certain grades in the latter half of the quarter. Domestic paper and paperboard volume increased 34.6% and 126.6%, respectively.

Second fiscal quarter 2004 export sales in the paper and paperboard segment were $15.3 million, or 28.1% of paper and paperboard net sales, compared with $18.1 million, or 38.1% of paper and paperboard net sales, for second fiscal quarter 2003. The export sales decrease was the result of a 29.5% decrease in the volume of paper sold in the export market due to aggressive pricing employed by sack kraft paper producers from Europe, despite the relative strength of the EURO. Export linerboard volume decreased 11.6%, but was more than offset by export sales of pulp in the second fiscal quarter. These sales of pulp represented approximately 3.4% of paper and paperboard net sales in the quarter.

Second fiscal quarter 2004 paper and paperboard operating loss was $9.0 million compared with an operating loss of $3.6 million for the second fiscal quarter 2003. Paper and paperboard operating results were negatively affected by the 3% decrease in paper prices, a 3% increase in fiber costs and low mill utilization in the first half of the quarter, and high costs associated with inventory carried over from the first quarter. Mill utilization improved steadily from 64% in February to 83% in April, averaging 73% for the quarter compared with 70% for second fiscal quarter 2003. We expect to operate at 80-85% of capacity during the third fiscal quarter due to increased demand.
Price increases implemented in the second fiscal quarter should be fully in place in the third fiscal quarter and additional price increases have been announced for the third quarter. We started No. 4 paper machine in May to meet peak seasonal demand. This machine had been idle for approximately two years.

Year-to-date paper and paperboard sales were $96.8 million, compared with $95.5 million for year-to-date 2003. Paper volume decreased 1.0% while paperboard volume improved 20.7% for fiscal year-to-date 2004 compared to 2003. Average paper prices declined 2.0% and average paperboard prices declined 0.9%. Demand was weak in both the domestic and export markets during the first fiscal quarter of 2004, but domestic demand improved the latter half of the second fiscal quarter 2004.

Year-to-date export sales in the paper and paperboard segment were $26.0 million or 26.9% of paper and paperboard net sales compared with $34.0 million or 35.6% of paper and paperboard net sales for year-to-date 2003. Export paper volume decreased 33.9% and export paperboard volume decreased 4.5%. Average export prices held steady. Export paper demand declined due to price competition from sack kraft paper producers from Europe.

Year-to-date fiscal 2004 paper and paperboard operating loss was $17.6 million, compared with an operating loss of $6.6 million for the year-ago period. The primary drivers of the increase in operating loss were low mill utilization rates in the early part of the year driving fixed costs per unit up, a 5% increase in fiber costs and lower labor productivity, particularly in the first quarter.

Converted Products
                                    Three Months             Six Months
                                   Ended April 30          Ended April 30
                                                   %                        %
                                2004    2003  Change    2004     2003  Change

Converted Products sales,
 $ millions                   $ 97.6  $ 94.5    3.2   $190.7   $194.9   (2.2)
Converted Products
 operating profit (loss),
 $ millions                     (4.3)   (5.6)     -    (14.7)    (6.8)     -

Converted Products, tons     122,708 117,637    4.3  238,677  242,516   (1.6)
Converted Products, $/ton       $795    $804   (1.1)    $799     $804   (0.6)

Second fiscal quarter 2004 converted products net sales were $97.6 million, compared with $94.5 million for second fiscal quarter 2003. This 3.2% increase was primarily due to an increase in volume of 4.3%, partially offset by a 1.1% decline in average prices. The improvement in the U.S. economy is the primary cause of the increase in demand. Second fiscal quarter operating loss was $4.3 million, compared with an operating loss of $5.6 million for second fiscal quarter 2003. Operating results were favorably impacted by an improvement of 8.9% in labor productivity measured by hours per ton of production, and by the increased volume.

Year-to-date fiscal 2004 converted product sales were $190.7 million, compared with $194.9 million for year-to-date 2003. This 2.2% decrease was primarily due to a 1.6% decrease in volume coupled with a 0.6% decrease in average price compared with fiscal year-to-date 2003. The year-to-date volume decrease was primarily the result of first fiscal quarter's weak demand.

The year-to-date fiscal 2004 converted products operating loss was $14.7 million, compared with a loss of $6.8 million for year-to-date fiscal 2003. The primary driver of the increased operating loss year-to-date was the higher cost of paper and paperboard supplied to our converting operations by our Longview mill and third party suppliers in the first quarter.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, our total borrowed debt of $498.1 million included long-term debt of $457.1 million, current installments of long-term debt of $30.0 million and short-term borrowings of $11.0 million.

At April 30, 2004, we had $105.0 million outstanding under our $250 million revolving credit facility, excluding letters of credit of $9.9 million. Also outstanding at April 30, 2004, were various senior notes totaling $154.5 million, revenue bonds of $14.5 million and $214.1 million of senior subordinated notes, net of original issuance discount. In addition, we had $10 million outstanding on a $15 million uncommitted line of credit. As of April 30, 2004, we had $140.1 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio and fixed charge coverage ratio requirements and restrict our payment of dividends. At April 30, 2004, we were in compliance with such covenants.

During the quarter we terminated our July 2003 fixed-to-floating interest rate swaps to monetize the gain incurred on the contracts. The proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of our senior subordinated notes. Subsequently, we entered into two fixed-to-floating interest rate swaps for a total of $70.0 million of the $215 million of our senior subordinated notes. The purpose of the swaps is to manage our exposure to high fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. The new floating rate swaps have rates of approximately 7.43%. Previously we had entered into other fixed-to-floating interest rate swaps that were subsequently terminated to monetize the gain incurred due to lower interest rates and changes in yield. In these instances, the proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of the senior subordinated notes, which mature in 2009. A deferred gain on all the terminated agreements of $7.9 million is included in other liabilities at April 30, 2004.

Net cash provided by operations was $37.4 million in the second fiscal quarter 2004 and $26.6 million for the second fiscal quarter 2003. The primary reason for the increase was the increase in net income.

Net cash used for investing was $30.4 million in the second fiscal quarter 2004 and $3.7 million in the second fiscal quarter 2003. Our capital expenditures, including timberland acquisitions, were $30.6 million in the second fiscal quarter 2004 and $11.4 million in the second fiscal quarter 2003. During the quarter we purchased approximately 14,000 acres of timberland. Capital expenditures are expected to be $50 to $60 million for fiscal year 2004 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the second fiscal quarter 2004 was $7.0 million while net cash used for financing was $22.9 million for the second fiscal quarter 2003. Borrowed debt decreased by $10.0 million during the second fiscal quarter 2004 due to improved earnings.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants of financing agreements. Cash dividends were not paid in the second fiscal quarter 2004. Cash dividends of $0.02 per share were declared and paid in the second fiscal quarter 2003 in the amount of $1.0 million.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.


                          FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning expected resources to fund operations, meet debt payment obligations and foreseeable capital expenditures; anticipated pricing and market conditions for the company's products, including expected realization of announced domestic paper and paperboard price increases; expected capacity utilization; foreseeable capital expenditures; and anticipated operational benefits through improved mill operations.

Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products and energy; changes in product and energy prices; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; and unforeseen developments in the company's business, including unforeseen capital requirements or reduced cash from operations. The company does not intend to update forward-looking statements should circumstances or the company's estimates or projections change.

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

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of April 30, 2004, the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In April 2004, we were served with a complaint filed in King County, Washington Superior Court and entitled Betty Mae Crawford, et al. v. Longview Fibre Company, and Saberhagen Holdings, Inc. In the complaint, plaintiffs alleged that a former employee of the company was exposed to asbestos when he worked at our Longview paper mill from 1946 to 1987. Although it is not possible to predict with certainty the outcome of this matter, the plaintiffs' claims in this case are substantially the same as those in the previously reported Shellenbarger case, which was dismissed prior to trial and is currently on appeal before the Washington State Court of Appeals. We therefore, believe that the Crawford action will not result in our having material liability, if any, for damages.

In the first calendar quarter of 2004, we received from the Washington State Department of Ecology ("Ecology") Notices of Violation of our air permit concerning the excess level of visible particulate, or opacity, from one of our power boilers during November 2003 through January 2004. We report the opacity level to the state monthly. In May 2004, we were assessed a penalty of approximately $130,000 for the alleged violations. We have applied for relief from most of the penalty and have made operational changes to address the excess opacity.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Longview Fibre Company was held on March 2, 2004 at which time the following three Class II directors were elected:

	                CLASS II DIRECTORS
                 (Terms to Expire in 2007)         Votes Cast

                                                 For      Withheld

         Robert E. Wertheimer                33,062,509   8,513,392

         John R. Kretchmer                   39,298,904   2,276,997

         Robert A. Kirchner                  39,908,136   1,667,765


         The remaining directors of Longview Fibre Company are as follows:

                    CLASS III DIRECTORS
                 (Terms to Expire in 2005)

         Richard P. Wollenberg

         Robert B. Arkell

         M. Alexis Dow

         Michael C. Henderson

            CLASS I DIRECTORS
                 (Terms to Expire in 2006)


         David A. Wollenberg

         David L. Bowden

         Richard H. Wollenberg


         At the annual meeting, a shareholder proposal recommending or requesting that the Longview Fibre Company Board of Directors take the steps necessary to implement the proposal to split the Company into 3 separate and distinct entities received the following vote:

         Shareholder Proposal

         For               2,668,969

         Against          31,033,582

         Abstain           1,038,167

         Broker non-votes  6,835,183


ITEM 5.  OTHER INFORMATION.
         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

             The Exhibits to this report on Form 10-Q are listed on the accompanying Exhibit Index.

         (b) A Form 8-K was furnished on February 24, 2004 reporting information under Items 7 and 12.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       06/14/04
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer


A. G. HIGGENS                          06/14/04
A. G. HIGGENS
Assistant Treasurer

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