Form 10-Q
period 2004-07-31
LONGVIEW FIBRE CO
filed 2004-09-14
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended  July 31, 2004               Commission File No.    0-1370




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



	51,076,567 Common Shares were outstanding as of August 31, 2004

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheet                               (000 Omitted)
                                                 Jul. 31    Oct. 31    Jul. 31
                                                    2004       2003       2003
                                              (Unaudited)           (Unaudited)
ASSETS
Current assets:
Accounts and notes receivable                 $  100,998 $   99,754 $   90,857
  Allowance for doubtful accounts                  1,350      1,350      1,350
Inventories, at lower of cost or market;
  costs are based on last-in, first-out method
  except for supplies at current averages
    Finished goods                                17,745     15,306     14,736
    Goods in process                              12,532      8,549      7,769
    Raw materials and supplies                    44,589     41,493     40,389
Other                                              7,673      7,109      9,192
          Total current assets                   182,187    170,861    161,593
Capital assets:
Buildings, machinery and equipment at cost     1,837,752  1,815,959  1,832,788
  Accumulated depreciation                     1,139,783  1,094,266  1,095,882
    Costs to be depreciated in future years      697,969    721,693    736,906
Plant sites at cost                                3,549      3,549      3,524
                                                 701,518    725,242    740,430
Timber at cost less depletion                    198,331    185,216    187,114
Roads at cost less amortization                    8,374      8,481      8,353
Timberland at cost                                24,486     20,168     20,239
                                                 231,191    213,865    215,706
          Total capital assets                   932,709    939,107    956,136
Pension and other assets                         142,918    145,436    143,786
                                              $1,257,814 $1,255,404 $1,261,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from
  checks in transit                           $    8,765 $   11,190 $   10,136
Accounts payable                                  56,378     53,132     45,168
Short-term borrowings                             11,000     44,000     26,000
Payrolls payable                                  16,040     13,465     14,571
Other taxes payable                                9,858      8,465      9,979
Current installments of long-term debt            30,000          -     20,000
          Total current liabilities              132,041    130,252    125,854
Long-term debt                                   452,819    463,003    478,898
Deferred taxes-net                               198,021    195,410    192,730
Other liabilities                                 38,057     34,432     35,350
Shareholders' equity:
Common stock, ascribed value $1.50 per share;
  authorized 150,000,000 shares;
  issued 51,076,567 shares                        76,615     76,615     76,615
Additional paid-in capital                         3,306      3,306      3,306
Retained earnings                                356,955    352,386    348,762
         Total shareholders' equity              436,876    432,307    428,683
                                              $1,257,814 $1,255,404 $1,261,515

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Operations (Unaudited)


                                                 (000 Omitted)
                                      Three Months Ended   Nine Months Ended
                                           July 31               July 31
                                         2004       2003       2004      2003
Net sales:
  Timber                             $ 54,446   $ 40,066   $150,329  $120,880
  Paper and paperboard                 63,949     53,237    160,720   148,773
  Converted products                  102,091    100,962    292,747   295,856
                                      220,486    194,265    603,796   565,509

Cost of Products sold, including
 outward freight                      178,457    165,164    508,244   482,067
Gross profit                           42,029     29,101     95,552    83,442

Selling, administrative
 and general expenses                  20,848     18,672     61,159    53,297

Operating profit (loss):
  Timber                               24,911     14,882     70,443    48,083
  Paper and paperboard                 (1,382)    (2,950)   (19,021)   (9,586)
  Converted products                   (2,348)    (1,503)   (17,029)   (8,352)
                                       21,181     10,429     34,393    30,145

Interest income                            48        119        127       272
Interest expense                       (9,201)   (11,062)   (28,176)  (32,940)
Miscellaneous                             520        233        908     5,269
Income (loss) before income taxes      12,548       (281)     7,252     2,746


Provision (benefit) for taxes on income:
  Current                                 125         (3)        72        28
  Deferred                              4,518       (101)     2,611       988
                                        4,643       (104)     2,683     1,016

Net income (loss)                    $  7,905   $   (177)  $  4,569  $  1,730


Dollars per share:
  Net income (loss)                  $   0.15   $      -   $   0.09  $   0.03
  Dividends                                 -       0.02          -      0.04


Average shares outstanding in the
 hands of the public (000 omitted)     51,077     51,077     51,077    51,077


The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows (Unaudited)
                                                  (000 Omitted)
                                       Three Months Ended   Nine Months Ended
                                             July 31             July 31
                                           2004      2003      2004      2003
Cash provided by (used for)
  operations:
Net income (loss)                      $  7,905   $  (177)  $ 4,569  $  1,730
Charges to income (loss) not
 requiring cash:
  Depreciation                           17,587    17,793    53,233    52,670
  Depletion and amortization              2,693     1,639     6,215     4,972
  Deferred taxes - net                    4,518      (101)    2,611       988
 (Gain) loss on disposition of
   capital assets                           502       164       547    (2,860)


Change in:
  Accounts and notes receivable          (5,572)   (4,967)   (1,244)   11,073
  Taxes on income, refundable                 -         -         -     2,293
  Inventories                            (8,269)    4,782    (9,518)    8,695
  Other                                    (947)    4,913      (564)   (1,734)
  Pension and other
    noncurrent assets                    (1,488)   (7,306)    2,518    (8,940)
  Accounts, payrolls and other
    taxes payable                         1,278    (1,635)    5,568     2,497
  Other noncurrent liabilities              169     2,930     2,297     3,588
Cash provided by operations              18,376    18,035    66,232    74,972


Cash provided by (used for)
  investing:
Additions to:  Plant and equipment      (14,810)   (6,654)  (31,025)  (25,745)
               Timber and timberlands    (2,426)   (1,897)  (23,619)   (4,069)
Proceeds from sale of capital assets        754       194     1,047     8,189
Cash used for investing                 (16,482)   (8,357)  (53,597)  (21,625)


Cash provided by (used for)
  financing:
Long-term debt                           (2,952)  (34,952)   21,144   (72,257)
Short-term borrowings                         -    23,000   (33,000)   24,000
Payable to bank resulting from
  checks in transit                       1,144     4,109    (2,425)    2,672
Accounts payable for construction           (86)     (814)    1,646    (5,719)
Cash dividends                                -    (1,021)        -    (2,043)
Cash used for financing                  (1,894)   (9,678)  (12,635)  (53,347)

Change in cash position                       -         -         -         -
Cash position, beginning of period            -         -         -         -
Cash position, end of period           $      -   $     -   $     -  $      -


Supplemental disclosures of
  cash flow information:
Cash paid during the year for:
Interest (net of amount
  capitalized)                          $16,326   $16,115   $33,943   $36,710
Income taxes                                 81       (86)       92    (2,314)

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)

                                                   (000 Omitted)
                                   Three Months Ended     Nine Months Ended
                                         July 31               July 31
                                      2004        2003       2004        2003
Common stock:
  Balance at beginning of period  $ 76,615    $ 76,615   $ 76,615    $ 76,615
  Balance at end of period        $ 76,615    $ 76,615   $ 76,615    $ 76,615


Additional paid-in capital:
  Balance at beginning of period  $  3,306    $  3,306   $  3,306    $  3,306
  Balance at end of period        $  3,306    $  3,306   $  3,306    $  3,306

Retained earnings:
  Balance at beginning of period  $349,050    $349,960   $352,386    $349,075
  Net income (loss)                  7,905        (177)     4,569       1,730
  Less cash dividends on common
    stock                                -      (1,021)         -      (2,043)
  Balance at end of period        $356,955    $348,762   $356,955    $348,762

Dividends paid per share          $      -    $   0.02   $      -    $   0.04

Common shares:
  Balance at beginning of period    51,077      51,077     51,077      51,077
  Balance at end of period          51,077      51,077     51,077      51,077





The accompanying notes are an integral part of these financial statements.

NOTE 1: The consolidated interim financial statements have been prepared by the company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Accordingly, these statements should be read in conjunction with the company's latest annual report. Certain costs of a normal recurring nature are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for fair presentation.


NOTE 2: We use derivative financial instruments that are designated as hedges of the fair value of long-term debt and meet the shortcut method requirements under FAS 133. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The changes in fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt, therefore the adjustments are recorded on the balance sheet and do not impact income. Unrealized gains and losses are recorded as current or non-current assets or liabilities on the balance sheet based on the classification of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the fiscal quarters and nine months ended July 31, 2004 and 2003.

Total deferred gain on all terminated interest rate swap agreements relating to our Senior Subordinated Notes was $7.5 million and $7.3 million at July 31, 2004 and 2003, respectively. The deferred gain is included in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. Unrealized losses on outstanding interest rate swaps was $1.3 million and $1.1 million at July 31, 2004 and 2003, respectively, and are included in the accompanying balance sheet within Other long-term liabilities.


NOTE 3:

Retirement plans

We have two trusteed defined benefit pension programs which cover a majority of our employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The components of net periodic pension income are summarized as follows:

                                            Three Months      Nine Months
                                           Ended July 31     Ended July 31

thousands                                   2004     2003     2004     2003
Service cost - benefits earned
 during the year                         $ 2,256  $ 2,024  $ 6,769   $6,071
Interest cost on benefit obligation        5,987    5,807   17,962   17,422
Expected return on plan assets           (11,308) (11,113) (33,925) (33,339)
Recognized net actuarial gain                  -     (434)       -   (1,302)
Amortization of prior service cost         1,486    1,505    4,458    4,515
Net periodic (income)                    $(1,579) $(2,211) $(4,736) $(6,633)


We do not expect to make any contributions to our pension plans in 2004.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $1,871,000 during the nine month period ended July 31, 2004 and we expect to contribute approximately $2,600,000 for the full fiscal year.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. We paid $1,300,000 for these benefits during the nine month period ended July 31, 2004 and we expect to pay approximately $1,760,000 for the full fiscal year.

The components of net periodic postretirement cost are summarized as follows:


                                            Three Months      Nine Months
                                           Ended July 31     Ended July 31

thousands                                   2004     2003     2004     2003
Service cost - benefits earned
 during the year                         $   317  $   283  $   950  $   850
Interest cost on benefit obligation          574      501    1,722    1,503
Amortization of transition obligation        125      125      374      375
Amortization of net loss                      11        -       33        -
Net periodic postretirement cost         $ 1,027  $   909  $ 3,079  $ 2,728


NOTE 4:

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        CONSOLIDATED STATEMENT OF OPERATIONS

               THREE AND NINE MONTHS ENDED JULY 31, 2004 COMPARED WITH

                      THREE AND NINE MONTHS ENDED JULY 31, 2003

Net Sales - Third fiscal quarter 2004 net sales were $220.5 million, compared with $194.3 million for third fiscal quarter of 2003. This 13.5 % increase resulted from an increase in timber net sales of $14.4 million, or 35.9%, paper and paperboard net sales of $10.7 million, or 20.1%, and converted product net sales of $1.1 million, or 1.1%.

Cost of Products Sold - Third fiscal quarter 2004 cost of products sold was $178.5 million, or 80.9% of net sales, compared with $165.2 million, or 85.0% of net sales, for third fiscal quarter 2003. Cost of products sold were positively affected by a 15% decrease in total energy costs per ton of production at the paper mill, improved labor productivity demonstrated by a 10.6% decrease in labor cost per ton of primary production, and a 1.5% decrease in labor cost per ton of converting production.

Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $19.0 million for third fiscal quarter 2004 compared with $18.4 million for third fiscal quarter 2003.

Selling, General and Administrative Expenses - Third fiscal quarter 2004 selling, general and administrative expenses were $20.8 million, or 9.5% of net sales, compared with $18.7 million, or 9.6% of net sales, for third fiscal quarter 2003. Selling, general and administrative expenses decreased as a percent of sales due to higher sales, although overall selling, general and administrative expenses increased primarily due to increased wages and associated fringes, depreciation, and other costs associated with the implementation of our ERP system, and legal and audit expenses.

Operating Profit (Loss) - Third fiscal quarter 2004 operating profit was $21.2 million compared with operating profit of $10.4 million for the third fiscal quarter 2003. See "Selected Segment Results" below.

Provision for Taxes on Income - Third fiscal quarter 2004 provision for income taxes was $4.6 million reflecting a tax rate of 37%. Third fiscal quarter 2003 provision for income taxes was $(0.1) million reflecting a tax rate of 37%.

Net Income (Loss) - For the reasons noted above, and a decrease in interest expense of $1.9 million, the company had net income of $7.9 million for the third fiscal quarter 2004 compared with a net loss of $0.2 million for third fiscal quarter 2003.

Selected Segment Results

Timber                              Three Months            Nine Months
                                    Ended July 31           Ended July 31
                                                   %                       %
                                2004    2003  Change    2004    2003  Change

Timber net sales, $ millions  $ 54.4  $ 40.1   35.9   $150.3  $120.9   24.4
Timber operating profit,
 $ millions                     24.9    14.9   67.4     70.4    48.1   46.5

Logs, thousands of board
 feet                         72,373  61,612   17.5  207,097 192,118    7.8
Lumber, thousands of board
 feet                         25,574  26,443   (3.3)  81,203  69,933   16.1
Logs, $/thousand board feet     $582    $506   15.0     $565    $510   10.8
Lumber, $/thousand board feet    482     336   43.5      411     327   25.7


Third fiscal quarter 2004 timber net sales were $54.4 million, compared with $40.1 million for third fiscal quarter 2003. This 35.9% increase was due primarily to an increase in log volume of 17.5% and increases in log and lumber prices of 15.0% and 43.5%, respectively, partially offset by a 4.7% reduction in domestic lumber volume. Lumber volume was down primarily due to sawmill shutdowns for scheduled capital projects in the third fiscal quarter 2004. Increases in net sales were driven by the continuing strength of the U.S. housing market and favorable harvest conditions. With the strong U.S. housing market, domestic log prices and volume were up 20.5% and 24.4%, respectively, for our third fiscal quarter 2004 compared with the third fiscal quarter 2003.

Third fiscal quarter 2004 export sales were $12.2 million, or 22.3% of timber net sales, compared with $11.1 million, or 27.7% of timber net sales for third fiscal quarter 2003. This increase was the result of an increase in log export price of 8.4%, partially offset by a 0.4% reduction in export log volume. Log export prices increased as a result of the dollar remaining relatively weak compared to the yen during the fiscal quarter.

Third fiscal quarter 2004 operating profit was $24.9 million, compared with $14.9 million for the third fiscal quarter 2003. The primary reasons for this 67.4% increase were the log volume increase, higher log and lumber prices and a 6% decrease in logging costs, partially offset by the domestic lumber volume decrease and higher depletion costs.

Year-to-date 2004 timber sales were $150.3 million compared with $120.9 million for year-to-date 2003. This 24.4% increase was primarily due to increases in log volume of 7.8% and log prices of 10.8%, in addition to a 16.1% increase in lumber volume and a 25.7% increase in lumber prices. The year-to-date increases in log and lumber volume reflect the continuing strength of the U.S. housing market. Year-to-date 2004 export sales were $37.8 million, or 25.1% of timber net sales, compared with $31.8 million, or 26.3% of timber net sales, for year-to-date 2003.

Year-to-date 2004 timber operating profit was $70.4 million compared with $48.1 million for year-to-date 2003. The primary reasons for this 46.5% increase were the volume and price increases for both logs and lumber and a 5% decrease in logging costs, partially offset by higher depletion costs.

Paper and Paperboard               Three Months             Nine Months
                                   Ended July 31           Ended July 31
                                                     %                       %
                                  2004    2003  Change    2004    2003  Change

Paper and Paperboard net sales,
 $ millions                     $ 63.9  $ 53.2   20.1   $160.7 $ 148.8    8.0
Paper and Paperboard operating
 profit (loss), $ millions        (1.4)   (3.0)     -    (19.0)   (9.6)     -

Paper, tons                     83,839  74,918   11.9  218,720 211,226    3.5
Paperboard, tons                35,583  19,379   83.6   87,260  62,201   40.3
Paper, $/ton FOB mill
 equivalent                       $572    $579   (1.2)    $558    $567   (1.6)
Paperboard, $/ton FOB mill
 equivalent                        345     347   (0.6)     341     343   (0.6)


Third fiscal quarter 2004 paper and paperboard net sales were $63.9 million, compared with $53.2 million for third fiscal quarter 2003. This 20.1% increase is primarily due to a 26.6% increase in paper and paperboard volume, partially offset by decreases in paper and paperboard prices of 1.2% and 0.6%, respectively. The strengthening of the U.S. economy during the quarter drove the improved demand. The average price for paper and paperboard was negatively affected by selling proportionately more lower priced corrugated medium and pulp than year ago levels. Although average prices for the third fiscal quarter 2004 were below year ago levels, paper and paperboard prices have improved from the second fiscal quarter 2004 levels by $24 per ton and $8 per ton, respectively.

Third fiscal quarter 2004 export sales in the paper and paperboard segment were $16.7 million, or 26.1% of paper and paperboard net sales, compared with $13.4 million, or 25.1%, for third fiscal quarter 2003. This increase as a percentage of segment net sales was primarily the result of a 4.7% increase in export paperboard prices, partially offset by a 3.3% decline in export paper prices.

Third fiscal quarter 2004 paper and paperboard operating loss was $1.4 million, compared with an operating loss of $3.0 million for the third fiscal quarter 2003. Operating results were positively affected by our mill operating at 83% of capacity as compared with 68% in the third fiscal quarter 2003, resulting in a 10.6% decrease in labor costs per ton of paper and paperboard produced. We expect to operate at 85 to 90% of capacity during the fourth fiscal quarter due to increased demand. Operating results were also positively affected by our on-going energy conservation efforts and by strategically utilizing our various fuel sources to mitigate increases in natural gas costs, which resulted in a 15% decrease in total energy cost per ton of production. Our business process improvement initiatives to improve mill optimization, improve customer service and lower our procurement costs have contributed favorably to the results.

Year-to-date 2004 paper and paperboard sales were $160.7 million, compared with $148.8 million for year-to-date 2003. This 8.0% increase was the result of a 3.5% increase in paper volume and a 40.3% increase in paperboard volume, partially offset by decreases in paper and paperboard prices of 1.6% and 0.6%, respectively.

Year-to-date 2004 export sales in the paper and paperboard segment were $42.7 million, or 26.6% of paper and paperboard net sales, compared with $47.4 million, or 31.8% of paper and paperboard net sales, for year-to-date 2003. Export paper volume decreased 24.1% while export paperboard volume increased 17.6%. Export paper prices decreased 0.6% but export paperboard prices increased 2.3% compared to year-ago levels. Improved demand for our paperboard products and the continuing weak U.S. dollar were the drivers for the improvement.

Year-to-date 2004 paper and paperboard operating loss was $19.0 million, compared with an operating loss of $9.6 million for year-to-date 2003. The increase in year-to-date operating loss was primarily the result of low machine operating rates for the first half of fiscal 2004, driving fixed costs per unit up, and higher fiber costs of 4% compared with year-to-date fiscal 2003.

Converted Products
                                   Three Months            Nine Months
                                  Ended July 31           Ended July 31
                                                   %                        %
                               2004     2003  Change    2004     2003  Change

Converted Products sales,
 $ millions                  $102.1   $101.0    1.1   $292.7   $295.9   (1.1)
Converted Products
 operating profit (loss),
 $ millions                    (2.3)    (1.5)     -    (17.0)    (8.4)     -

Converted Products, tons    125,813  124,586    1.0  364,490  367,102   (0.7)
Converted Products, $/ton      $812     $811    0.1     $803     $806   (0.4)


Third fiscal quarter 2004 converted products net sales were $102.1 million, compared with $101.0 million for third fiscal quarter 2003. This 1.1% improvement was primarily due to a 1.0% increase in volume in addition to a 0.1% increase in price. Demand for our products increased modestly as the U.S. economy showed signs of improvement.

Third fiscal quarter 2004 operating loss was $2.3 million, compared with an operating loss of $1.5 million for third fiscal quarter 2003. The primary reason for the decrease in operating results was a 3.4% increase in the cost of purchased paperboard used by our converting segment, partially offset by a labor productivity gain of 1.5% in the segment. Operating results were favorably impacted by our business process improvement initiative to improve customer service and lower procurement costs.

Year-to-date fiscal 2004 converted product sales were $292.7 million, compared with $295.9 million for year-to-date 2003. This 1.1% decrease was primarily due to a 0.7% decrease in volume coupled with a 0.4% decrease in price. The year-to-date fiscal 2004 decreases in volume and price were due mainly to reduced demand in the first part of the fiscal year caused by the slow U.S. economy. Sequentially, however, volume and price were up 2.5% and 2.1% from second fiscal quarter 2004 to third fiscal quarter 2004 reflecting the strengthening U.S. economy. Year-to-date 2004 operating loss was $17.0 million, compared with $8.4 million for year-to-date 2003. The primary driver of the increased operating loss year-to-date was the higher cost of paper and paperboard supplied to our converting operations by the Longview mill in the first two fiscal quarters 2004 and an increased percentage of higher cost paperboard coming from third party suppliers. The average cost of paper and paperboard supplied to our converting plants increased 5.1% for year-to-date 2004, compared with year-to-date 2003. Year-to-date results were favorably impacted by our business process improvement initiatives.


                      LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, our total borrowed debt was $495.1 million including long-term debt of $454.1 million, current installments of long-term debt of $30.0 million and short-term borrowings of $11.0 million.

At July 31, 2004, we had $107.0 million outstanding under our $250 million revolving credit facility, excluding letters of credit of $9.9 million. Also outstanding at July 31, 2004, were various senior notes totaling $154.5 million, revenue bonds of $14.5 million and $214.1 million of senior subordinated notes, net of original issuance discount. In addition, we had $5.0 million outstanding on a $15 million uncommitted line of credit. As of July 31, 2004, we had $143.1 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, long-term borrowing ratio and fixed charge coverage ratio and restrict our payment of dividends. At July 31, 2004, we were in compliance with such covenants.

In the second fiscal quarter 2004, we entered into two fixed-to-floating interest rate swaps for a total of $70 million of the $215 million principal amount of our 10% Senior Subordinated Notes due 2009. The purpose of the swaps is to manage our exposure to high fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. The floating rate swaps have rates of approximately 8.15% at July 31, 2004 versus fixed rates of 10%. Previously we had entered into other fixed-to-floating interest rate swaps that were subsequently terminated to monetize the gain incurred due to lower interest rates and changes in yield. In those instances, the proceeds were used to repay debt and the gain was deferred and is being recognized as a reduction of interest expense over the remaining life of the senior subordinated notes, which mature in 2009. A deferred gain on terminated interest rate swap agreements of $7.5 million is included in Other liabilities on the balance sheet at July 31, 2004.

Net cash provided by operations was $18.4 million in the third fiscal quarter 2004 and $18.0 million for the third fiscal quarter 2003. The primary reason for this modest increase was the increase in net income, offset by cash used for increased working capital.

Net cash used for investing was $16.5 million in the third fiscal quarter 2004 and $8.4 million in the third fiscal quarter 2003. Our capital expenditures, including timberland acquisitions, were $17.2 million in the third fiscal quarter 2004, including $14.8 million in plant and equipment additions and $2.4 million in timber and timberland additions, and $8.6 million in the third fiscal quarter 2003. Capital expenditures are expected to be $60 to $65 million for fiscal year 2004 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the third fiscal quarter 2004 was $1.9 million while net cash used for financing was $9.7 million for the third fiscal quarter 2003. Borrowed debt decreased by $3.0 million during the third fiscal quarter 2004 due to improved earnings. Borrowed debt decreased by $12.0 million during the third fiscal quarter 2003 due partially to continued reduced capital expenditures and the monetization of the previous interest rate swap.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants of financing agreements. Cash dividends were not paid in the third fiscal quarter 2004. Cash dividends of $0.02 per share were declared and paid in the third fiscal quarter 2003 in the amount of $1.0 million.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning expected costs and results of planned capital expenditure projects; expected capacity utilization and anticipated cost of and availability of cash flow and financing to fund operations, meet debt payment obligations and for planned capital expenditure requirements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our derivative activities are primarily limited to interest rate swaps.
During the quarter we had in effect two interest rate swaps on a portion of our debt, to hedge exposure of our fixed rate debt. See Note 2 to our financial statements for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. The fair market value of long-term fixed interest rate debt is subject to interest rate risk as well. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of July 31, 2004, the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934.

We are in the process of implementing a new company-wide Enterprise Resource Planning System (ERP) with integrated point solution software. During the quarter we implemented a log accounting point solution and an upgrade to the ERP system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Our paper mill discharges process water and storm water in the Columbia River pursuant to a National Pollutant Discharge Elimination Permit ("Permit") issued by the State of Washington pursuant to the federal and state Clean Water Act. During June 2004, the paper mill experienced several simultaneous equipment failures which resulted in a series of events causing excursions in excess of the effluent limits in the Permit. This noncompliance event was reported to the Washington State Department of Ecology ("DOE"). To date, DOE has not initiated any enforcement action associated with this noncompliance; however, we expect to receive a notice of violation and penalty in the near future. We have conducted a detailed review of the facts and circumstances regarding the causes of the noncompliance. We have repaired the malfunctioning equipment and intend to undertake appropriate equipment and system modifications.

We have participated in the arbitration of two disputes concerning our electric power generation. The first dispute involves approximately $2 million that we believe the Bonneville Power Administration, or BPA, owes us for power we indirectly sold to BPA through our local public utility district pursuant to a now expired contract. The second dispute involves approximately $5 million that BPA claims is owed by our public utility district in connection with power we sold over the last several years. On August 30, 2004, the arbitrator issued a net award in favor of us and the public utility district of approximately $1.5 million, subject to certain adjustments downward, the magnitude of which will be determined in supplemental proceedings during the next few months. We do not believe these adjustments will have a material financial impact on us.

As we previously reported, we received from the Washington State Department of Ecology ("DOE") Notices of Violation of our air permit concerning the excess level of visible particulate, or opacity, from one of our power boilers during November 2003 through January 2004. In third fiscal quarter 2004, we were assessed a penalty of $130,014 which was paid in August 2004.


ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS.
         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Nothing to report.

ITEM 5.  OTHER INFORMATION
         Nothing to report.

ITEM 6.  EXHIBITS.

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

                                    LONGVIEW FIBRE COMPANY
                                     (Registrant)

L. J. McLAUGHLIN                       09/14/04
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer

A. G. HIGGENS                          09/14/04
A. G. HIGGENS
Assistant Treasurer



                                EXHIBIT INDEX


Exhibit No.    Description

31.1 Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, CEO and Chairman.

31.2 Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.

32.1           Section 1350 Certification by R. H. Wollenberg,
               President, CEO and Chairman.

32.2           Section 1350 Certification by L. J. McLaughlin,
               Sr. Vice President-Finance, Secretary and Treasurer.