Form 10-K
period 2004-10-31
LONGVIEW FIBRE CO
filed 2005-01-14
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

Commission File No. 0-1370

Longview Fibre Company
(Exact name of registrant as specified in its charter)

Washington	91-0298760
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	Identification No.)

300 Fibre Way, Longview, Washington	98632
(Address of principal executive offices)	(Zip Code)

(360) 425-1550
(Registrant's telephone number)

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
Yes X   No ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of April 30, 2004, was $500,928,000. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock, $1.50 Ascribed Value per share, as of December 31, 2004 was 51,076,567 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held March 15, 2005.

Longview Fibre Company
FORM 10-K
TABLE OF CONTENTS

PART 1
Item 1	Business	3
Item 2	Properties	11
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12
	Executive Officers of the Company	12

PART II
Item 5	Market for Registrant's Common Equity and Related
	Shareholder Matters	14
Item 6	Selected Financial Data	14
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15
	Critical Accounting Policies	23
	Forward-Looking Statements	24
	Factors That May Affect Our Future Operating Results	25
Item 7A	Quantitative and Qualitative Disclosures About Market
	Risk	28
Item 8	Financial Statements and Supplementary Data	29
	Quarterly Financial Data	39
Item 9	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure	39
Item 9A	Controls and Procedures	39
Item 9B	Other Information	40

PART III
Item 10	Directors and Executive Officers of the Registrant	40
Item 11	Executive Compensation	40
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Shareholders Matters	40
Item 13	Certain Relationships and Related Transactions	40
Item 14	Principal Accountant Fees and Services	40

PART IV
Item 15	Exhibits and Financial Statement Schedules	40

SIGNATURES		41
INDEX OF EXHIBITS		42

PART I

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Future Operating Results” below. These factors, as well as others, may cause our actual results to differ materially from any forward-looking statement. (See Forward-Looking Statements.)

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Item 1. Business

General

Longview Fibre Company is a publicly held forest, paper and packaging products company engaged in three primary businesses: the ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale; the ownership and operation of a pulp and paper mill, which produces kraft paper and paperboard; and the ownership and operation of converting plants, which produce finished products such as corrugated containers.

We commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products. Since our inception, we have continued to expand our operations and currently own what we believe is one of the world's largest pulp and paper making complexes, 15 converting plants in 12 states and significant holdings of valuable timberlands in the Pacific Northwest composed of approximately 585,000 acres of timberlands.

Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

Products

We are a forest, paper and packaging products company engaged in three primary businesses: timber, paper and paperboard, and converted products.

The following table sets forth the relative contribution to net sales of each of our segments.

	2004	2003	2002
Timber	23%	21%	22%
Paper and Paperboard	27%	26%	23%
Converted Products	50%	53%	55%

Please see Note 7 of Item 8 of Part II of this Form 10-K for financial information about industry segments and export sales.

Timber

We own and manage approximately 585,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 4.2 billion board feet of 30-year-old and older timber. Approximately 67% of our specie mix is douglas fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2004, 69.8% of our log net sales were to domestic customers consisting of approximately 51 independent sawmills and plywood plants, with the balance exported primarily to Japan. We believe we are the third largest U.S. exporter of logs to the Japanese market. We realize a price premium on the logs we sell into that market.

We also operate a sawmill near Leavenworth, Washington that processes logs into lumber and wood chips for domestic and occasionally Pacific Rim construction and other markets. This sawmill sources some if its logs from two of our tree farms, and also produces wood chips for use at our pulp and paper mill in Longview, Washington. In addition, we maintain four log-chipping operations located in Washington and Oregon. We supply these chipping facilities with lower-quality logs, also known as pulpwood, and we also purchase pulpwood from third parties. We process the wood chips for pulp for our Longview mill. Our timber is harvested by independent logging contractors.

We have close access to the Port of Longview on the Columbia River that allows us to conveniently ship logs to overseas customers.

Timberlands. We believe that our timber resources represent significant value and will remain an important contributor to our continued success. Over 87% of our timber is softwood such as douglas fir and hemlock that, because of their strength and flexibility, are generally preferred over hardwoods for construction lumber and plywood. Our timberlands have primarily second or third growth timber, a substantial amount of which is easily accessible given the moderate terrain and extensive road systems where our timber is located. Approximately 87% of our timberlands are located west of the Cascade Mountains in Oregon and Washington.  The remaining 13% of our timberlands are in eastern Oregon and Washington.

We believe our timberlands are diversified by age and advantageously dispersed geographically throughout the states of Oregon and Washington. Our timberlands span the two states on 681 non-contiguous parcels with an average parcel size of approximately 859 acres, the largest of which is 40,000 acres, which reduces our risk of significant loss due to forest fires, disease and other natural disasters. As a matter of policy, we have consistently acquired timberlands when available at acceptable prices reflecting the site, quality of timber and growing stock. During fiscal 2004, we purchased approximately 15,000 acres of timberlands.

As a substantial U.S. timberland owner, we believe we have benefited from the reduction in the availability of U.S. federal timber for harvesting. The federal government has curtailed the harvesting of timber in response to heightened environmental concerns. This curtailment is pronounced in the Pacific Northwest due to concern over threatened and endangered wildlife species such as the spotted owl, marbled murrelet and salmon. We believe that the governmental forest management heightened emphasis on habitat preservation has added to the value of our private timberlands. However, the “Healthy Forest Restoration Act” of 2003 is designed to facilitate thinning of federal forests for fire prevention purposes. We believe that the thinning will add small diameter logs from the East side of the Cascade Mountains to the market. We expect most of the log supply created in Washington and Oregon will be pine and other white woods that should not significantly affect the value of our douglas fir and hemlock logs.

Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage our timberlands on a “sustained yield” basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. We operate our timberlands on a sustained yield basis with rotations, or average age of the timber when cut, of approximately 50 to 55 years. Timber growth rates and existing age class distribution are important variables for a forest products company as they ultimately determine how much timber can be harvested. Any deficiency in a particular age class may be managed by maintaining adequate harvestable inventory levels of other age classes and through acquisition of standing timber within that age class. A balanced distribution of age classes will tend to provide a more regular source of cash flow, as the various timber stands reach their harvestable age. Accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

Historically, we have harvested approximately 275 to 280 million board feet of merchantable timber per year from our timberlands on a sustained yield basis. Under this sustained yield rotation, our inventory of mature standing timber 30-years old and older has remained at approximately 4.2 billion board feet in perpetuity. Our ability to continue to harvest at this sustainable level is negatively affected by our accelerated harvest levels of the last few years and modest gaps in our age class distribution of our current ownership. Our timber harvest planning considers the impact of biological factors and economic factors such as forecasted demand, price and the availability of timber from external sources. Harvest plans are reviewed throughout the year and revised at least annually, permitting modification, as needed, in response to fluctuations in log markets.

During fiscal year 2004 we continued harvesting at an elevated level above sustained yield, but down from 2002 levels when we first began increasing our harvest to improve cash flow. Our estimated harvest level for fiscal 2005 is 275 million board feet.

Our timber operations involve forest management, harvesting operations and ongoing reforestation. We employ a professional team of foresters and engineers who lead these activities. Proper management of the forest cycle includes preparing land for reforestation, pre-commercial and commercial thinning, fertilizing and harvesting mature trees. A significant proportion of seedlings planted on our lands are the product of our forest genetics tree-improvement program.

Our forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stand density. Forest stands may be thinned and fertilized periodically to improve growth and stand quality. We typically reforest within one year of harvest. We are constantly working to manage the age class distribution in our forest through an active land acquisition program. We use pre-commercial and commercial thinning, where appropriate, which is the harvesting of immature and lower-value trees, in order to maximize the long-term value of our timberlands and generate incremental cash flow. In addition to providing another source of wood chips, we believe that thinning can improve the overall health of our timberlands by enhancing the vigor of the residual trees.

Timber harvest timing depends in part on growth cycles and in part on economic conditions. Growth cycles for timber will change over time as a result of technological, biological and genetic advances that improve forest management practices. We continue to develop our forest management operations to benefit from such advances to improve timber yields.

Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly through long-standing relationships, generally at negotiated market prices. In fiscal year 2004, no sales were made pursuant to long-term contracts. During fiscal year 2004, our top 5 customers, including exporters, accounted for approximately 42% of our timber net sales, which represented approximately 10% of our total net sales. Our largest customer accounted for approximately 10% of our segment net sales during this period, which represented 2.4% of our total net sales.

Paper and Paperboard

We produce our high-quality kraft paper and paperboard at our Longview, Washington mill, which we believe is one of the world’s largest pulp and paper making complexes with an aggregate annual paper and paperboard capacity in excess of 1 million tons. Based on production capacity, we believe we are North America’s second-largest unbleached kraft paper manufacturer. Our mill complex is located on 358 acres with deep water frontage on the Columbia River, and has connections with two transcontinental railroads as well as close access to the main north-south interstate on the West Coast. We produce a wide variety of paper and paperboard at our mill, including corrugating medium and linerboard, which are combined to make corrugated containers; kraft paper; and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world’s largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp, pulp from sawdust and old corrugated containers, (“OCC”), provide the balance of our pulp. Approximately 24% of the pulp that we used in fiscal year 2004 was from OCC, which makes our paper and paperboard products more attractive to environmentally conscious consumers.

Manufacturing. We have continuously upgraded and expanded our paper mill to produce higher-quality paper more quickly and economically. Our mill consists of one pulp mill and twelve paper machines with more than 3,200 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds 1 million tons.

To balance the mill-to-market demand for our products and the availability of raw materials at acceptable prices, we ran only our nine most efficient machines in the first half of fiscal 2004. In the third quarter of fiscal 2004, we started up our #4 paper machine to meet increased demand, and finished the fiscal year operating ten of our twelve machines.

Most of the paper mill’s pulp is produced by the kraft process, in which raw material fibers from wood chips are cooked under pressure in a chemical mixture in vessels called digesters. The kraft process is widely considered to be the most desirable process for making pulp because it produces paper and paperboard with high structural strength due to the relatively longer fibers in the pulp. Our fully automated digesters can produce large quantities of unbleached pulp and feature an energy- and chemical-efficient pulping process. In addition to digesting our own unbleached pulp, we purchase bleached pulp from third parties and process recycled material into pulp. Pulp is then refined, diluted and subsequently fed into our paper machines to be made into paper.

The kraft process is an expensive method of producing pulp and is economically feasible only through energy conservation and efficient recovery and reuse of pulping chemicals. Accordingly, we recycle used chemicals both to produce heat and to be reused in the digesters for additional pulp making. We also continue to pursue computer-controlled process automation to improve mill energy conservation, process control and quality. Our continuous Kamyr digesters use only half the energy used by batch digesting, another widely employed pulping process. The design and development efforts of a professional staff of more than 60 engineers and chemists contribute significantly to all phases of pulp and papermaking.

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

Several Business Process Improvement (“BPI”) initiatives, formally begun in fiscal 2002, have helped us reduce costs and improve customer service while reducing working capital demands. The Enterprise Asset Management initiative has led to projects that will improve the quality and consistency of our chip supply and increase equipment reliability through improved planning and scheduling of our maintenance resources. The initial phases of the PeopleSoft EnterpriseOne Enterprise Resource Planning (“ERP”) system have been installed to support the centralized purchasing and asset management processes. Energy initiatives have helped control the cost of purchased energy, reduced our reliance on natural gas and increased the usage of low cost biomass alternative fuels. Our supply chain management initiative has helped integrate formerly separate functions in our customer service, production planning and transportation departments. An initiative to centralize our procurement process has increased the power of our spending, yielding reduced costs and better service from a dramatically reduced number of suppliers and transactions.

Additionally, we continue to focus on increasing overall efficiency through workforce reductions, and may close or curtail non-competitive facilities and reallocate production to more optimal facilities.

Raw Materials and Suppliers.  Our mill’s advanced technology combined with our papermaking flexibility enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, such as OCC, and purchased bleach pulp from a variety of sources. In addition to the wood chips and sawdust that we purchase, we source raw materials from our own sawmill at Leavenworth and can source additional chips from our four log-chipping facilities. Our chip operations are located in Washington and Oregon. Residual wood chips and sawdust are also supplied by many of our timber customers who generate these residuals from logs purchased from us.

During fiscal year 2004, approximately 9% of our fiber requirements were generated from internal operations, and approximately 27% were generated from recycled materials. The remainder of our fiber came from more than 55 chip suppliers composed of sawmills, plywood plants and whole log chipping facilities primarily located in Washington, Oregon, Idaho and Montana within a 1,300-mile radius of our Longview mill. Actual sourcing levels vary with market conditions. We can receive over 60 rail cars, as many as 300 truckloads and a barge full of wood chips at the mill daily. In addition, approximately 23% of our fiber is from wood chips that we purchased at market prices from sawmills to which we also sell our logs. We believe our stable historical relationships with these mills result in a dependable supply of wood chips from them. We purchase bleached pulp from various sources and have an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill that has excess capacity. We continue to focus on broadening our raw material supply and reduce fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We have been engaged in a long campaign to increase the production of value-added specialty and custom paper grades and broaden our product lines. Our paper products are sold by our sales forces located in Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2004, our converted products segment obtained approximately 91% of its paper and paperboard requirements from our Longview mill, representing approximately 57% of total mill production, (either by direct shipment from our mill or from shipments under barter or buy/sell agreements; see Converted Products section below). We sell the remaining mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Less than 5% of our fiscal year 2004 net sales were made pursuant to long-term contracts.

Where possible, we develop products in conjunction with our customers and enter into long-term relationships. Within our paper and paperboard segment, approximately 15% of our segment net sales during fiscal year 2004 were from our specialty TEA-Kraft® paper, a highly rupture-resistant multi-wall bag paper used in the agriculture, pet food, chemical and cement industries. Excluding transfers to our converting plants, during fiscal year 2004, our top 5 customers accounted for approximately 35% of our paper and paperboard net sales. These customers represented approximately 9% of our total net sales. Our largest paper and paperboard customer, an exporter who resells our products to a number of smaller customers, accounted for approximately 12% of our total segment net sales during this period, which represented approximately 3% of our total net sales. There were no other customers accounting for more than 10% of segment net sales.

Converted Products

We own and operate 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging, and creative point-of-purchase displays. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services. With our advanced technologies, we are able to produce products with high-quality six color graphics printed directly on corrugated material using our computerized ink-blending expertise. We also produce complex structural designs. Our corrugated containers are typically used for packaging of items such as fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. Virtually all of our products in this segment are sold to domestic customers.

In addition to manufacturing standard corrugated shipping containers, our container products include solid-fiber boxes, containers with specialty folding-gluing characteristics and a full line of jumbo boxes in a variety of sizes. We also produce Liquiplex®, a family of bulk-liquid disposable bins available in sizes up to 330-gallons.

In the last fiscal quarter of 2004 we sold the equipment and working capital of our two paper bag plants and committed to not manufacture bags over the next four years. At the same time, we leased a portion of our Spanish Fork facility to the purchaser, where it intends to continue to manufacture bags, and we will continue to supply paper for its operations. By selling the two paper bag operations, which accounted for less than 1% of total company sales and less than 2% of converted segment sales, we have completely exited a business we consider non-core.

Manufacturing. Our commitment to automation and improvements in plant and equipment is evidenced by our investments to modernize our facilities and equipment. Investments in newer technology have produced a variety of capabilities including high-speed corrugating, high-quality graphics printing and other precise box finishing. As a result, we believe our converting facilities are some of the best-equipped in the United States, capable of producing corrugated containers in virtually any size, shape and design based on customer needs.

We have an ongoing process standardization initiative for order entry, production scheduling, shipping and inventory control at our converting plants which involves taking “best practices” from each of our plants and applying them to our other plants. We believe this initiative has resulted in a number of improvements, including more efficient production, inventory management and on-time order fulfillment. We also believe that our BPI initiative has resulted in cost savings and efficiencies in our converted products operations similar to those in our paper and paperboard segment.

Of our 15 converting plants: 4 are sheet plants that fashion corrugated sheets obtained from our corrugator plants into finished products and 11 are corrugator plants that, in addition to converting corrugated sheets into finished products, can also produce corrugated sheets from corrugating medium and linerboard. We do not operate any sheet-feeder plants. See “Properties” for the locations of our converting plants.

Raw Material Sources and Supply. The principal raw material used by our converting plants is paperboard. Our converting plants receive approximately 91% of their paperboard from our Longview mill either directly or through barter or buy/sell arrangements whereby one of our converting plants acquires paperboard from a third party’s paper mill that is geographically closer to it than our Longview mill, and in return, our mill supplies paper or paperboard to the third party’s converting plant.

Sales and Customers. Sales of converted products are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers in turn report to regional divisional vice presidents. We have approximately 90 full-time direct sales employees in our converted products segment.

We sell our converted products to approximately 3,100 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities, as many of our larger competitors do not find such specialty niches to have the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers’ changing needs.

During fiscal year 2004, our top 5 customers accounted for approximately 27% of our converted products net sales, with no customer accounting for more than 10% of segment net sales. The top 5 customers represented approximately 14% of our total net sales and our largest customer represented approximately 4% of our total net sales. Approximately 15% of our net sales were made pursuant to long-term contracts.

Energy

Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce 40 megawatts of power and the co-generation facility generally has a capacity to produce 60 megawatts of power. For fiscal years 2004 and 2005, we have agreed with the local power utility district to use all of our steam-driven generator capacity for internal use and sell all of our power produced from our co-generation facility, if any, into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility and sell into the market, will change from period to period based on market conditions and our own power requirements. We do not expect sales of power to meaningfully contribute to our results in the coming year.

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

There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price and quality. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber in 2004. We believe we were the third largest U.S. exporter of logs to the Japanese market in 2004.

Our paper and paperboard segment primarily competes in the highly-concentrated U.S. unbleached kraft paper market. The 10 largest U.S. producers of kraft paper comprised approximately 88% of industry capacity. International Paper was the largest producer in 2004, based on industry capacity, and we believe we were the second largest. Abroad, we compete with many domestic producers as well as with foreign competitors such as Eurocan and Canadian Forest Products. Competition in the unbleached kraft paper market is primarily based on price, service and quality.

In the world paperboard market we compete with many of the same foreign and domestic paper producers. We believe Smurfit-Stone Container was the largest producer in 2004 based on industry capacity. The paperboard market competes primarily in the same manner as does the paper market.

There are many competitors in the markets for our converted packaging products, including other large, vertically-integrated companies and numerous smaller companies. Although no single company is dominant in any particular market, we have significant competitors in this market, including Smurfit-Stone Container and Weyerhaeuser who we consider to be our main competitors. The packaging industry competes on price as well as design, quality and service, with varying emphasis on these factors depending on the product line. Due to the high cost of transporting corrugated containers, competition from foreign manufacturers does not have a significant impact on the corrugated container market in the United States.

We have listed below our principal competitors.

Segments	Principal Competitors
Timber	Weyerhaeuser Corporation
Pacific Lumber & Shipping
Guistina
Hancock
Campbell Group Managed Holdings

Paper and Paperboard
Paper	International Paper
Eurocan
Canadian Forest Products
Georgia-Pacific
Smurfit-Stone
Tolko
Cascade
Carter, Holt, Harvey

Paperboard	Smurfit-Stone
Georgia-Pacific
Weyerhaeuser Corporation
International Paper
Temple-Inland

Converted Products	Smurfit-Stone
Georgia-Pacific
Weyerhaeuser Corporation
International Paper
PCA
Temple Inland
Menasha
Green Bay Packaging

Regulation

The forest, paper and packaging products industries are highly regulated in the United States, subject to a variety of federal, state and local environmental, pollution control, and other laws and regulations.

Our forestry and manufacturing operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment, including laws relating to water quality, air quality, waste management, and hazardous substances. We believe that we operate in substantial compliance with all relevant local, state and federal regulations. All of our facilities meet current regulatory standards in all material respects, and we believe we are operating in an environmentally responsible manner. We maintain environmental and industrial safety and health compliance programs and periodically conduct internal regulatory audits of our operations to monitor compliance with relevant laws and regulations. We continually review all known environmental exposures, including the costs of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on our results of operations.

Environmental impacts at some of our facilities resulting from current and historic operations, and at certain third-party sites to which we sent hazardous substances for disposal or storage, may require expenditures for remediation. Liability arising out of prior ownership or past operations is sometimes imposed without regard to causation or prior knowledge of contamination. Violations of environmental laws and regulations can subject us, and in certain cases have subjected us, to additional costs and expenses, including defense costs and expenses, and civil penalties. Violations of environmental laws and regulations can also subject us to criminal penalties.

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

Timberlands. Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities, which require us to establish buffer, or "no cut," zones in or along environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods and to protect air quality. State and federal statutes and regulations also have the direct and indirect effect of controlling logging activities, including ancillary road construction and maintenance activities. The impact of our activities on, among other things, water quality, endangered species, and certain ocean and inland shorelines or wetlands is monitored by regulating agencies. Changes in these statutes and regulations, and related policies implementing them, including changes in enforcement policies or changes resulting from judicial actions or interpretations, can significantly affect local and regional timber harvest levels.

At present, we generally reforest within a year of harvest, which is well within the two and three year reforestation required by the Oregon and Washington Forest Practices Acts. At October 31, 2004, we estimated the capital commitment to reforest our harvested timberlands for fiscal 2005 to be $4.8 million.

Endangered Species. The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, goshawk, bald eagle, and various anadromous fish species. Some of these species, including the northern spotted owl, marbled murrelet, and goshawk, are found in some of our timberlands, requiring us to adjust the harvest schedules on some of our timberland resources. There can be no assurance that additional species within our timberlands will not subsequently receive protected status under the Endangered Species Act or that more members of species currently protected will not be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres.

Cluster Rule. The Environmental Protection Agency (“EPA”) issued a final air and water quality rule for the pulp and paper industry, referred to as the “Cluster Rule,” in 1998. This Cluster Rule is an integrated, multimedia regulation enacted to control the release of pollutants to two media from one industry.

Pulp and paper mills must meet standards for air emissions from several mill processes, including the cooking, washing and bleaching stages of pulp manufacturing and recovery of cooking chemicals.

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

The Cluster Rule contains significant compliance milestones for air emissions in 2004 and 2006. The projects necessary for compliance in 2004 have been completed. We estimate that over the next two to three years, additional capital expenditures required to comply with this regulatory program will range from $8 million to $12 million. The requirements that become effective in 2006 apply to our pulp washing operations. The majority of these expenses will be facility changes and additions for air pollution control, the most significant of which will be replacing washer lines used to remove spent cooking chemicals from pulp after the digesting process at the Longview mill. The estimated cost of this replacement project is $8 million. We do not expect future capital costs associated with other individual Cluster Rule compliance projects to be material.

Air Quality. The Clean Air Act regulates emissions into the air, and requires air permits that set limits on such air emissions. We anticipate making capital expenditures of approximately $5 to $10 million over the next three years for air pollution control additions and modifications to ensure compliance with non-cluster rule air emissions standards and to accommodate facility production capacity increases.

The EPA is developing Maximum Achievable Control Technology, or (“MACT”), standards for reducing hazardous air pollutants from specified categories of industrial processes with major emissions. These categories include boilers, paper coating and combustion turbines, some or all of which we participate in. The EPA has finalized MACT standards for boilers but we do not expect compliance to be required before 2007. The company believes the recently installed wet electrostatic precipitators are in compliance with the MACT standards for boilers.

Water Quality and Wastewater. The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System (“NPDES”) permits for discharge of industrial wastewater and stormwater runoff into regulated public waters. We believe our manufacturing facilities are in compliance with NPDES wastewater and stormwater requirements in all material respects.

Fiscal 2005 Environmental Expenditures for Mill Operations. In fiscal year 2005, we expect to spend approximately $10 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $8 million on operating and other non-qualified expenditures relating to environmental matters.

Timber Exports. Federal law prohibits the export of unprocessed timber acquired from federal lands in the Western United States, or the substitution of unprocessed federal timber from the Western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the U.S. Department of Agriculture for a “sourcing area” within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. We have one such sourcing area.

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

Employees

As of October 31, 2004, we employed approximately 3,200 employees, of which approximately 2,000 employees were parties to collective bargaining agreements between us and one of five unions. We have 12 collective bargaining agreements, which expire at various dates through 2008, including two agreements covering approximately 120 employees, which will expire in 2005. We have a collective bargaining agreement with our 1,198 Longview mill employees that extends to June, 2006. We believe that our relationship with our employees is good.

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

In addition, we have made the following corporate governance materials available in the Investor Relations section of our website:

*	Code of Ethics for our CEO and financial officers;

*	Code of Business Conduct and Ethics;

*	Corporate Governance Guidelines; and

*	our Executive Committee, Audit Committee, Nominating/Governance Committee and Compensation Committee charters.

In addition to the access on our website, a copy of any of these corporate governance materials may be obtained from us by sending a request to the Secretary of the company at P.O. Box 639, Longview, Washington 98632-7411.

If we waive any material provision of our Code of Ethics for our CEO and financial officers or our Code of Business Conduct and Ethics, or substantively change the codes for any specific officer, we will disclose that fact on our website within five business days.

Item 2. Properties

As of October 31, 2004, we owned in fee 584,741 acres of tree farms located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock on the timberland.

Our production facilities are listed below:

			Building
	Approx.	Approx.	Leased/
Production Facilities	Acres	Sq. Ft.	Owned

PULP, PAPER AND PAPERBOARD PRODUCTION FACILITY
Longview, Washington(a)	358	3,115,080	Owned

CONVERTED PRODUCTS PRODUCTION FACILITIES
Amsterdam, New York (Corrugated Containers)	11	219,840	Owned
Bowling Green, Kentucky (Corrugated Containers)	20	306,486	Owned
Cedar City, Utah (Corrugated Containers)(b)	22	143,000	Owned
Cedar Rapids, Iowa (Corrugated Containers)	21	388,000	Owned
Fridley, Minnesota (Corrugated Containers)	17	291,000	Owned
Grand Forks, North Dakota (Corrugated Containers)(b)	27	85,000	Owned
Longview, Washington (Corrugated and Solid Fibre Containers)	(a)	(a)	Owned
Milwaukee, Wisconsin (Corrugated and Solid Fibre Containers)(c)	15	493,700	Owned
Oakland, California (Corrugated Containers)	7	215,500	Owned
Seattle, Washington (Corrugated Containers)	3	132,300	Owned
Seward, Nebraska (Corrugated Containers)(b)	18	85,000	Owned
Spanish Fork, Utah (Corrugated Containers)	25	519,000	Owned
Twin Falls, Idaho (Corrugated Containers)	12	446,000	Owned
West Springfield, Massachusetts (Corrugated Containers)(b)	11	230,460	Owned
Yakima, Washington (Corrugated Containers)	18	419,000	Owned

WOOD CHIP PRODUCTION FACILITIES
Cle Elum, Washington	74	(d)	Owned
Clarkston, Washington	19	(d)	Leased
Clatskanie, Oregon	23	(d)	Owned
Kalama, Washington	12	(d)	Leased

SAWMILL
Leavenworth, Washington (also log sorting)	69	125,000	Owned

(a)	Our Longview facility is used for pulp, paper and paperboard production, converted products production and as our corporate headquarters.
(b)	Corrugated sheet plants.
(c)	Solid fiber sheet plant.
(d)	Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.

In addition to the facilities listed above, we have seven strategically located corrugated container storage facilities that are used primarily as warehouse space. We also have one chip reload facility.

In connection with the sale of our Waltham, Massachusetts and Spanish Fork, Utah bag operations in October 2004, we leased to the purchaser the minority portion of our Spanish Fork facility that contains the bag operations, and continue to own the facility and land previously used for the Waltham bag operation. We anticipate selling the Waltham facility.

Item 3. Legal Proceedings

As we previously reported, since 2002 we have been named a defendant in numerous asbestos-related actions in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. As of December 31, 2004, the Madison County and St. Louis plaintiffs agreed to dismiss us from all but ten of the lawsuits in those jurisdictions. In each instance, we were dismissed without any payment or liability to the plaintiffs. However, each of the dismissals was without prejudice, meaning that the plaintiffs could re-institute those cases.

In each of the ten remaining lawsuits, the plaintiff alleges asbestos-related injuries from exposure to the defendants’ asbestos products, as well as exposure to asbestos while working on certain of the defendants' premises. One lawsuit, Weber v. A.W. Chesterton, Inc. et al., alleges that the plaintiff worked at our premises in Milwaukee, Wisconsin for unidentified contractors at unidentified times from 1967 to 1984. In all other respects the claims are not specific as to what, if any, contacts the plaintiffs had with us or our manufacturing plants or products. None of the claims specifies damages sought from us individually, but each plaintiff alleges a general jurisdictional amount against all defendants. In the past, we were routinely dismissed from these types of actions. We believe that the process by which the plaintiffs in these actions file claims may lead to additional similar lawsuits, but that we will likely again be dismissed as a defendant, without prejudice.

In January 2003, we were served with a complaint filed in King County, Washington Superior Court and entitled Gerald Shellenbarger. v. Longview Fibre Company, et al. In the complaint, plaintiffs alleged that one of our former employees was exposed to asbestos when he worked at our Longview paper mill from 1959 to 1964 and from 1976 to 1996. Plaintiffs further alleged that we are subject to civil tort liability because we had actual knowledge of certain injuries arising out of asbestos exposure and willfully disregarded that knowledge. In October 2003, our motion for summary judgment was granted on the basis that we were immune from a civil lawsuit under Washington's worker's compensation law. Shortly thereafter, plaintiffs filed a notice of appeal of the order of dismissal. In November 2004, the Washington Court of Appeals (Division I) affirmed the dismissal. The plaintiffs are seeking discretionary review of the Court of Appeals decision with the Washington Supreme Court.

In April 2004, we were served with a complaint filed in King County, Washington Superior Court and entitled Crawford v. Longview Fibre Company, et al. In the complaint, plaintiffs alleged that one of our former employees was exposed to asbestos when he worked at our Longview mill from 1946 to 1987. The plaintiffs' claims in this case are substantially the same as those claimed in the Shellenbarger case discussed above.

In February 2004, we were named as one of eight defendants in a case filed in Cowlitz County, Washington Superior Court and entitled Brent v. Weyerhaeuser Corp., et al. According to the complaint, plaintiff alleges that he suffers from an asbestos-related lung disease as a result of his exposure to asbestos during his work at the Longview mill as a carpenter's apprentice for a third-party contractor between 1957 and 1963. He also alleges exposure to asbestos at facilities owned by others during his work as a carpenter apprentice and as a longshoreman. The plaintiff alleges that we deviated from the standard of care expected of owners or occupiers of premises and seeks damages in an unspecified amount.

From time to time we have been, and continue to be, subject to other legal proceedings and claims in the ordinary course of our business. These include various proceedings relating to environmental regulation, including the cleanup of hazardous waste under the federal Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. These claims, even when lacking merit, can result in the expenditure of significant financial and managerial resources as we defend ourselves. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, we presently believe that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on our financial position or results of operation

Item 4. Submission of Matters to a Vote of Security Holders

Nothing was submitted to a vote of the shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Company

The executive officers of the Company as of December 31, 2004, and certain biographical information about each of these individuals, are set forth below:

Name	Age	Office	Executive Officer Since
R. H. Wollenberg	51	President, Chief Executive Officer and Chairman of the Board	1996

R. J. Parker	56	Senior Vice President-Production and Mill Manager	1994

K. D. Gettman	56	Senior Vice President-Container Group	2001

L. J. McLaughlin	49	Senior Vice President-Finance, Secretary and Treasurer	1989

R. B. Arkell	74	Senior Vice President-Industrial Relations and General Counsel	1986

W. C. Boyd	63	Senior Vice President-Timber	2004

F. V. McShane	52	Senior Vice President-Supply Chain Management	2004

Richard H. Wollenberg
President, Chief Executive Officer and Chairman of the Board

Mr. Wollenberg was elected Chairman of the Board in 2004, Chief Executive Officer in November 2002, and has held the office of President since October 2001. Mr. Wollenberg previously served as Executive Vice President, Chief Operating Officer and Senior Vice President-Production Western Container Division. He has been a Director since 1995. Mr. Wollenberg previously served as Vice President-Production, Western Container Division and has been with the Company since 1988. Mr. Wollenberg received a juris doctorate from Willamette University and a bachelor of philosophy from Reed College.

Richard J. Parker
Senior Vice President-Production and Mill Manager

Mr. Parker was elected Senior Vice President-Production in 1994. He previously served as Vice President and Assistant to the President, and Pulp Mill Superintendent and has been with the Company since 1972. Mr. Parker received a bachelor of science degree in chemical engineering from Washington State University, and is a graduate of the Harvard Business School’s Program for Management Development.

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

Lisa J. McLaughlin
Senior Vice President-Finance, Secretary and Treasurer

Mrs. McLaughlin was elected Senior Vice President-Finance, Secretary and Treasurer in 1992. She was a Director from 1992 until 2004, and will be standing for reelection at the 2005 annual meeting. Mrs. McLaughlin previously served as Vice President-Finance, Secretary and Treasurer and has been with the Company since 1977. Mrs. McLaughlin received a bachelor of arts degree in business administration from Washington State University, and is a graduate of the Harvard Business School’s Program for Management Development.

Robert B. Arkell
Senior Vice President-Industrial Relations and General Counsel

Mr. Arkell was elected Senior Vice President-Industrial Relations and General Counsel in 2004, having previously served as Vice President-Industrial Relations and General Counsel since 1979. He has been a Director since 1986, but will not be standing for reelection at the 2005 annual meeting. Mr. Arkell has been with the Company since 1970. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington. Mr. Arkell received a juris doctorate from the University of California, Hastings, College of Law, and a bachelor of business administration degree from the University of Washington.

Wade C. Boyd
Senior Vice President-Timber

Mr. Boyd was elected Senior Vice President-Timber in 2004 and is an assistant secretary of the Company. He previously served as Vice President-Timber from 1996 to 2004, Assistant Manager of the Timber Department from 1989 to 1996, and has been with the Company since 1981. Mr. Boyd received a bachelor of science degree in forest management from the University of Arkansas-Monticello, a Masters degree in forest biometrics from Duke University and a Ph.D. in forest management from the University of Washington.

Frank V. McShane
Senior Vice President-Supply Chain Management

Mr. McShane was elected into the newly-created position of Senior Vice President-Supply Chain Management in 2004. Prior to that time, Mr. McShane spent 17 years in the consulting field, the most recent with Capgemini, where he was employed from July 1995 until January 2004. He received a bachelor of arts degree in psychology from Davidson College, North Carolina.

Each of our officers is elected to their positions at the board of directors' annual meeting each year. They serve until the next annual meeting or until their resignation, removal or appointment of a successor.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock trades on the New York Stock Exchange under the symbol “LFB”. The following table sets forth, for the periods indicated, the range of high and low market prices for our common stock as reported by the New York Stock Exchange.

Fiscal	2004		2003
Quarter	High	Low	High	Low
1st	$13.42	$10.12	$8.17	$6.55
2nd	13.96	10.26	7.97	5.90
3rd	14.82	9.98	9.08	7.46
4th	16.18	11.65	10.96	8.20

We estimate that there are approximately 8,000 beneficial owners of our common stock as of October 31, 2004.

Dividends paid per share in fiscal 2004, 2003 and 2002 are as follows:
	2004	2003	2002
January	$-	$-	$0.03
April	-	0.02	-
July	-	0.02	-
October	0.05	-	-
	$0.05	$0.04	$0.03

Our financing arrangements outstanding from time to time include covenants that restrict the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table sets forth selected financial information concerning our company and should be read in conjunction with the audited financial statements and notes included in "Financial Statements and Supplementary Data."

(dollars in thousands except per share)	2004	2003	2002	2001	2000
STATEMENT OF INCOME
Net sales	$831,166	$773,337	$769,281	$875,955	$876,298
Timber	192,840	163,000	172,178	161,129	161,586
Paper and paperboard	225,682	202,549	174,920	195,765	255,025
Converted products	412,644	407,788	417,451	441,975	451,195
Power	-	-	4,732	77,086	8,492
Cost of products sold, including outward freight	689,470	656,581	657,434	728,062	712,547
Gross profit	141,696	116,756	111,847	147,893	163,751
Selling, administrative and general expenses	82,752	72,154	71,570	72,146	66,786
Operating profit	58,944	44,602	40,277	75,747	96,965
Timber	90,039	64,145	71,212	65,238	69,438
Paper and paperboard (a)	(13,611)	(10,780)	(18,214)	2,173	6,472
Converted products(a)	(17,484)	(8,763)	(12,721)	8 ,336	21,055
Interest expensed	(37,493)	(43,099)	(44,858)	(39,626)	(40,115)
Other income	1,450	7,051	7,914	1,546	2,097
Income before income taxes	22,901	8,554	3,333	37,667	58,947
Provision for income taxes	9,000	3,200	(1,800)	13,000	21,300
Net income	13,901	5,354	5,133	24,667	37,647

PER SHARE
Net income	$0.27	$0.10	$0.10	$0.48	$0.73
Dividends	0.05	0.04	0.03	0.48	0.48
Shareholders’ equity at year-end	8.69	8.46	8.40	8.33	8.38
Average shares outstanding (thousands)	51,077	51,077	51,077	51,152	51,677
Shares outstanding at year-end (thousands)	51,077	51,077	51,077	51,077	51,577

BALANCE SHEET DATA
Total assets	$1,270,930	$1,255,404	$1,306,442	$1,324,448	$1,276,690
Working capital	58,266	40,609	37,116	38,059	42,378
Capital assets	922,023	939,107	989,293	1,025,833	981,937
Deferred tax liabilities - net	204,783	195,410	191,742	184,947	171,518
Long-term debt	442,148	462,903	510,195	540,400	490,900
Shareholders’ equity	443,654	432,307	428,996	425,395	432,042
(a) Includes allocated results from power sales in 2000, 2001 and 2002

(dollars in thousands except per share)	2004	2003	2002	2001	2000
OTHER DATA
Sales: Logs, thousands of board feet	269,372	259,466	278,166	235,053	209,460
Lumber, thousands of board feet	96,447	95,565	93,893	99,919	93,035
Paper, tons	302,429	280,919	243,946	251,751	297,935
Paperboard, tons	121,987	92,353	79,885	105,961	182,644
Converted products, tons	511,923	505,797	519,652	535,183	550,070
Logs, $/thousand board feet	$566	$503	$509	$548	$613
Lumber, $/thousand board feet	419	340	327	323	357
Paper, $/ton FOB mill equivalent	562	569	568	590	580
Paperboard, $/ton FOB mill equivalent	348	346	328	348	384
Converted products, $/ton	806	806	803	826	820
Primary production, tons	915,857	838,216	872,536	954,328	1,048,167
Employees	3,200	3,250	3,500	3,700	3,750
Funds: Used for plant and equipment	$45,796	$31,815	$40,382	$115,530	$99,642
Used for timber and timberlands	24,946	4,970	3,584	4,101	6,532

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this annual report. See "Forward-Looking Statements."

Overview

Our business is organized into three segments: timber, paper and paperboard, and converted products. We benefit from significant integration between our business segments. During fiscal year 2004, our paper and paperboard segment obtained approximately 13% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converted products segment effectively obtained approximately 91% of its paper and paperboard requirements from our Longview mill, representing approximately 57% of total mill production, (either by direct shipment from our mill or from shipments under barter or buy/sell agreements). In addition, our business segments share centralized corporate management, accounting, human resources and information systems support. Our fiscal year ends on October 31.

Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect allocations of selling, general and administrative expenses on the basis of the relative cost to produce products in each segment. In the case of intercompany transfers, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, paperboard supplied from our paper mill and used in our converting operations is assigned a transfer price equal to the paper mill’s cost. Paperboard purchased through buy/sell agreements is assigned a price equal to the cost from the third party. (See “Selected Segment Results” below for a more detailed discussion of these arrangements, including a review of the accounting for the buy/sell agreements). Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

Our timber segment owns and operates timberlands in Oregon and Washington and produces logs for sale in the domestic and export markets. During fiscal year 2004, our domestic customers consisted of approximately 51 independent sawmills and plywood plants. Results of operations for our timber segment also include our sawmill. Net sales of our timber segment are primarily affected by housing starts and other construction activity in the domestic and Japanese markets. Construction activity is influenced by mortgage interest rates and general economic conditions in those markets. Net sales in this segment are also affected by supply-side factors such as government regulation restricting the harvest of timber from public and certain private lands and competition from logs supplied by foreign producers, especially Canadian producers. The strength of the Japanese export market can significantly influence the results of our timber segment since our sales into that market tend to be at higher prices than sales into the domestic market. Because all of our sales are U.S. dollar denominated, our export sales are also significantly influenced by the relative strength of the U.S. dollar. Cost of products sold in the timber segment primarily include contract logging expense, the cost of operating our sawmill, and depletion, which is based on the historical cost of timber that is harvested.

Our paper and paperboard segment produces a wide variety of paper and paperboard at our Longview mill. We sell our paper and paperboard products to a number of domestic and export customers. In fiscal year 2004, our converted products segment obtained approximately 57% of our mill's paper and paperboard output (either by direct shipment from our mill or from shipments under barter or buy/sell agreements). Net sales in the paper and paperboard segment are primarily affected by general economic activity in the United States and Southeast Asia and the relative strength of the U.S. dollar. Average prices in this segment have been favorably affected by industry capacity rationalization over the last several years. The demand for certain specialty products manufactured by our paper and paperboard segment tends to be less dependent on the economic cycles affecting the commodity paper market. The major component of cost of products sold for the paper and paperboard segment is fiber, which consists primarily of wood chips, but also includes sawdust and recycled materials. We have invested in processes that allow us to use an increased proportion of sawdust, hardwood chips and recycled materials to reduce our pulp costs in making our paper and paperboard products. Cost of products sold also includes labor, energy and chemicals used in processing.

Our converted products segment produces corrugated containers, solid fiber boxes and creative point-of-purchase displays. Nearly all of our converted products are sold domestically for end uses that include packaging for consumables such as fresh and frozen produce and beverages, as well as for toys, furniture and electronics. Net sales in the converted products segment are primarily affected by general economic activity in the United States. The primary constituent materials for converted products are paper and paperboard. Our converted products segment obtained approximately 91% of its paper and paperboard requirements from our Longview mill, either by direct shipment from our mill or from shipments under barter or buy/sell agreements. Cost of products sold also includes energy, labor, ink and glue.

Our Longview mill contains six steam-driven generators and one natural gas-fired co-generation facility, all of which are capable of producing electrical power. In the past, we elected, based on the relationship between rates we could obtain for third-party sales of electricity and the cost to us of purchasing electricity and natural gas, to sell a significant percentage of the electricity that we generated into the market and to allocate the operating profit from those sales to the paper and paperboard and converted products segments based on the relative cost to produce products in each segment. The primary contracts pursuant to which we purchased and sold power expired in fiscal year 2001 and, under current terms, we have significantly less flexibility in selling and using power generated by our facilities. During the first fiscal quarter of 2002, we elected to sell electrical power, but we discontinued the sale in January 2002 due to poor margins. We also sold a minor amount of electrical power in the fourth quarter of fiscal year 2002. Electrical power sales for fiscal year 2002 were $4.7 million producing an operating loss of $5.7 million. We allocated the operating loss to our manufacturing segments with a loss of $2.3 million to the paper and paperboard segment and a loss of $3.4 million to our converted products segment. We did not sell any power in fiscal year 2003 or 2004.

Our future decisions concerning electrical power generation, including the extent to which we operate our co-generation facility, will change from period to period based on market conditions. We do not expect sales of power to meaningfully contribute to our results in the coming year.

We can curtail the operation of certain of our equipment and facilities from time to time to provide us with flexibility in managing our operations and cost structure. In order to meet market conditions and to maximize the efficient use of our paper machines, we fully curtailed two of our twelve paper machines for all of fiscal year 2004 and three of our twelve paper machines for all of fiscal year 2003 and for substantially all of fiscal year 2002. After being curtailed for all of 2003, we began operating our #4 paper machine in the third fiscal quarter of 2004 to meet increased demand. Given market conditions, we may curtail the operation of certain of our converting facilities if we believe it is advantageous to do so.

Results of Operations

The following table highlights our net sales and profits for the periods indicated:

	Audited
	Fiscal Years Ended October 31
(thousands)	2004	2003	2002
Net sales	$831,166	$773,337	$769,281
Timber	192,840	163,000	172,178
Paper and paperboard	225,682	202,549	174,920
Converted products	412,644	407,788	417,451
Power	-	-	4,732
Cost of products sold	689,470	656,581	657,434
Selling, administrative and general expense	82,752	72,154	71,570
Operating profit	58,944	44,602	40,277
Timber	90,039	64,145	71,212
Paper and paperboard (1)	(13,611)	(10,780)	(18,214)
Converted products (1)	(17,484)	(8,763)	(12,721)
Interest expensed	(37,493)	(43,099)	(44,858)
Net income	$13,901	$5,354	$5,133

(1) Includes allocated power loss in 2002

Fiscal Year 2004 Compared to Fiscal Year 2003

Consolidated Results

Net sales. Fiscal year 2004 net sales were $831.2 million compared with $773.3 million for fiscal year 2003. Net sales increased 7.5% as a result of increases in net sales in each of our operating segments: our timber segment increased $29.8 million, or 18.3%; our paper and paperboard segment increased $23.1 million, or 11.4%; and our converted segment increased $4.9 million, or 1.2%. See “Selected Segment Results” below.

Cost of products sold. Fiscal year 2004 cost of products sold was $689.5 million, or 83.0% of net sales, compared with $656.6 million, or 84.9% of net sales, for fiscal year 2003. This decrease as a percentage of net sales was primarily the result of increased higher margin timber sales, led by log and lumber price increases and a reduction in logging costs of 1.5%, partially offset by higher depletion cost. Cost of products sold was further favorably impacted by a reduction in energy cost per ton of production at the paper mill of 7.6%, labor productivity gains as indicated by reductions in total labor hours per ton of production of 6.0% at the paper mill and 6.5% in the converting segment. Cost of products sold was negatively affected by a $1.6 million decrease in pension income allocated to cost of products sold, a 2% increase in total fiber cost and a $2.1 million charge for the loss on the sale of our bag plants. See “Selected Segment Results” below. Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $79.5 million for fiscal year 2004 compared with $78.2 million for fiscal year 2003.

Selling, general and administrative expenses. Fiscal year 2004 selling, general and administrative expenses were $82.8 million, or 10.0% of net sales, compared with $72.2 million, or 9.3% of net sales, for fiscal year 2003. Fiscal year 2004 costs were negatively affected by increases in wages and associated fringes, legal and consulting fees, depreciation and other costs associated with the implementation of our ERP system, and a decrease in allocated pension income.

Operating profit. Fiscal year 2004 operating profit was $58.9 million, or 7.1% of net sales, compared with $44.6 million, or 5.8% of net sales, for fiscal year 2003. See "Selected Segment Results" below.

Income before income taxes. Income before income taxes includes miscellaneous income in fiscal year 2004 of $1.3 million, compared with $6.7 million in fiscal year 2003, which included an insurance settlement of $4.6 million. Income before income taxes was favorably affected by a reduction of interest expensed of $5.6 million compared with fiscal year 2003.

Provision for taxes on income. Fiscal year 2004 provision for income taxes was $9.0 million, reflecting a tax rate of 39.3%. Fiscal year 2003 provision for income taxes was $3.2 million, reflecting a tax rate of 37.4%. This increase is the result of a modest increase in non-deductible expenses coupled with a reduced realization of federal and state tax credits.

Net income. For the reasons noted above, net income increased to $13.9 million in fiscal year 2004 from $5.4 million in fiscal year 2003, representing a 159.6% increase.

Selected Segment Results

Timber

	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2004	2003
Timber net sales, $ millions	$192.8	$163.0	18.3%
Timber operating profit, $ millions	90.0	64.1	40.4%
Logs, thousands of board feet	269,372	259,466	3.8%
Lumber, thousands of board feet	96,447	95,565	0.9%
Logs, $/thousand board feet	566	503	12.5%
Lumber, $/thousand board feet	419	340	23.2%

Fiscal year 2004 timber net sales were $192.8 million, compared with $163.0 million for fiscal year 2003. This 18.3% increase was primarily due to a 3.8% increase in log volume sold and a 12.5% increase in log prices, coupled with an increase in lumber prices of 23.2% and an increase in lumber volume of 0.9%. Increases in net sales were driven by the continuing strength of the U.S. housing market and favorable harvest conditions. Domestic log price and volume increased 14.9% and 3.3%, respectively, in fiscal 2004 compared with fiscal 2003.

Fiscal year 2004 export sales in the timber segment were $46.6 million, or 24.1%, of timber net sales, compared with $41.1 million, or 25.2%, for fiscal year 2003. The export sales increase was due to a 6.5% increase in export log prices and a 5.3% increase in volume. Log export prices continued to benefit from the dollar being relatively weak compared to the yen during the year. The decline in export sales as a percent of total sales was due to domestic sales growth exceeding export sales growth.

Fiscal year 2004 timber operating profit was $90.0 million, compared with $64.1 million for fiscal year 2003. The primary reasons for this 40.4% increase were the higher log and lumber prices and a 1.5% decrease in total logging costs, partially offset by a 10.5% increase in depletion costs due to harvesting from counties with higher depletion rates.

Paper and Paperboard

	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2004	2003
Paper and paperboard net sales, $ millions	$225.7	$202.5	11.4%
Paper and paperboard operating loss, $ millions	(13.6)	(10.8)	-
Paper, tons	302,429	280,919	7.7%
Paperboard, tons	121,987	92,353	32.1%
Paper, $/ton FOB mill equivalent	$562	$569	(1.2)%
Paperboard, $/ton FOB mill equivalent	348	346	0.6%

Fiscal year 2004 paper and paperboard net sales were $225.7 million, compared with $202.5 million for fiscal 2003. This 11.4% increase is primarily due to increases in paper and paperboard volume of 7.7% and 32.1%, respectively. Paper and paperboard prices remained relatively flat with paper decreasing 1.2% and paperboard increasing 0.6%. Domestic paper and paperboard volume was up 17.8% and 50.0%, respectively, while domestic prices declined 3.0% and 4.9%, respectively, as compared with fiscal 2003. The strengthening of the U.S. economy during the fiscal year drove the improved demand. Domestic paperboard average price was affected by proportionately more corrugated medium being sold in fiscal 2004 than in fiscal 2003 and the addition of roll pulp sold in the export market.

Fiscal year 2004 export sales in the paper and paperboard segment were $58.6 million, or 26.0% of paper and paperboard net sales, compared with $60.2 million, or 29.7%, for fiscal year 2003. Total export paper and paperboard volume was down 0.5%, with paper volume down 17.4% and paperboard volume up 22.3%. Export paper and paperboard prices increased 0.2% and 2.8%, respectively, compared to year ago levels, due mainly to the weaker U.S. dollar.

Fiscal year 2004 paper and paperboard operating loss was $13.6 million, compared with an operating loss of $10.8 million for fiscal year 2003. The increase in operating loss was primarily the result of low machine operating rates for the first half of fiscal 2004, driving fixed costs per unit up. In addition, operational problems in the first quarter of fiscal 2004 caused productivity to decline. Mill operations did improve steadily throughout the year with the fourth quarter operating at 86% of capacity compared with only 62% for the first quarter of fiscal 2004. The mill operated at 76% of capacity during fiscal year 2004 compared with 70% during fiscal year 2003. Operating results were also negatively affected by a 2.0% increase in total fiber cost, including a 13.6% increase in OCC costs and a 1.7% increase in wood chip cost, and less pension income.

Operating results for fiscal 2004 were favorably impacted by paper and paperboard volume increases of 7.7% and 32.1%, respectively, and improved labor productivity as indicated by a 6.0% decrease in labor hours per ton of paper and paperboard produced. Operating results were also positively affected by our on-going energy conservation efforts and by strategically utilizing our various fuel sources to mitigate increases in fuel costs, particularly natural gas costs, which resulted in a 7.6% decrease in total energy cost per ton of production.

During fiscal 2004, we restarted our #4 paper machine, leaving two of our least efficient machines fully curtailed to match production with incoming orders. Our BPI initiatives to improve mill optimization, improve customer service, reduce inventories and lower our procurement costs have contributed favorably to the results.

In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new “buy/sell” agreement provides for our selling paper to the counterparty’s converting facilities, and our purchase of paperboard from them for our converting facilities. Under the ”buy/sell” agreement, we began recording the sales of paper as sales, which amounted to $18.2 million in fiscal year 2003 and $12.8 million in the first three-quarters of fiscal year 2004.

Effective in the fourth quarter of fiscal 2004 and going forward, we are no longer recording these transactions as sales in our financial statements and instead are recording these transactions as an exchange using carryover basis as contemplated by Accounting Principles Board Bulletin No. 29 “Accounting for Nonmonetary Transactions” (APB 29).

The table below shows the amount by quarter of sales and volume recorded for the buy/sell agreements.

(dollars in thousands)
Fiscal 2003	Sales	Tons
1st Quarter	$3,613	7,419
2nd Quarter	3,067	6,478
3rd Quarter	4,128	8,613
4th Quarter	7,376	16,888

Fiscal 2004
1st Quarter	5,029	12,545
2nd Quarter	3,657	8,359
3rd Quarter	4,138	8,599

The impact of our accounting for these transactions as sales was not material to the company’s operating profit and net income.

Converted Products
	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2004	2003
Converted products sales, $ millions	$412.6	$407.8	1.2%
Converted products operating loss, $ millions	(17.5)	(8.8)	-
Converted Products, tons	511,923	505,797	1.2%
Converted Products, $/ton	$806	$806	-

Fiscal year 2004 converted products net sales were $412.6 million compared with $407.8 million for fiscal year 2003. Converted products volume increased 1.2% while average price remained at the levels of fiscal year 2003. The increase in volume was primarily the result of improvement in the general domestic economy in the latter part of fiscal 2004. Converted products price, although flat year over year, increased approximately 2.2% from the second fiscal quarter 2004 low of $795/ton. The converted products operating loss for fiscal 2004 was $17.5 million, compared with an operating loss of $8.8 million for fiscal year 2003. The first two fiscal quarters of 2004 accounted for $14.7 million of the operating loss for fiscal 2004. The increase in operating loss from converted products operations was due mainly to the higher cost of paper and paperboard supplied to our converting operations by the Longview mill in the first two fiscal quarters of 2004, and an increased percentage of higher cost paperboard supplied to our converting operations by third party suppliers during fiscal 2004.

In October 2004, we sold the equipment and working capital of our two paper bag operations for $4.8 million in cash. At the same time, we leased a portion of our Spanish Fork facility to the purchaser, who intends to continue to manufacture bags, and we will continue to supply paper for their operations. The sale resulted in a $2.1 million book loss to converted products operating profit. By selling the two paper bag plants, which accounted for less than 1% of total company sales and less than 2% of converted products sales, we have completely exited a business we consider non-core.

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

Selected Segment Results

Timber

	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2003	2002
Timber net sales, $ millions	$163.0	$172.2	(5.3)%
Timber operating profit, $ millions	64.1	71.2	(9.9)%
Logs, thousands of board feet	259,466	278,166	(6.7)%
Lumber, thousands of board feet	95,565	93,893	1.8%
Logs, $/thousand board feet	$503	$509	(1.2)%
Lumber, $/thousand board feet	340	327	4.0%

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

Paper and Paperboard
	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2003	2002
Paper and Paperboard net sales, $ millions	$202.5	$174.9	15.8%
Paper and Paperboard operating loss, $ millions	(10.8)	(18.2)	-
Paper, tons	280,919	243,946	15.2%
Paperboard, tons	92,353	79,885	15.6%
Paper, $/ton FOB mill equivalent	$569	$568	0.2%
Paperboard, $/ton FOB mill equivalent	346	328	5.5%

Fiscal year 2003 paper and paperboard net sales were $202.5 million, compared with $174.9 million for fiscal 2002. This 15.8% increase is primarily due to a 15.6% and 5.5% increase in paperboard volume and price, and a 15.2% increase in paper volume. In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new buy/sell agreement provides that we now sell paper to our counterpart’s converting facilities, and we now purchase paperboard from them for our Midwest converting facilities. In addition to this new agreement, in the fourth fiscal quarter of 2003, we made a similar change from another barter agreement wherein we now sell paperboard to the counterpart's converting facilities and we now buy paperboard for certain of our converting facilities. As a result of the new agreements, we had a 10.4% increase in paper and paperboard net sales over fiscal 2002, and a 12.2% increase in paper and paperboard volume over fiscal 2002. (See fiscal 2004 Selected Segment Results, paper and paperboard segment, for further discussion of accounting for the buy/sell agreements.) We continue to maintain our focus on market niches that tend to have higher and more stable sales price dynamics and offer higher value-added products for customers, such as our TEA-Kraft® (semi-extensible) paper for use in multiwall bags. Demand and pricing improved in fiscal 2003 for TEA-Kraft® with volume up 48.1% and sales up 54.9% over fiscal year 2002.

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

Converted Products

	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2003	2002
Converted products sales, $ millions	$407.8	$417.5	(2.3)%
Converted products operating loss, $ millions	(8.8)	(12.7)	-
Converted products, tons	505,797	519,652	(2.7)%
Converted products, $/ton	$806	$803	0.4%

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

Liquidity and Capital Resources

Net cash provided by operations was $91.9 million in fiscal year 2004, $96.1 million in fiscal year 2003 and $63.9 million in fiscal year 2002. The decrease in fiscal year 2004 was primarily the result of an increase in working capital caused by the improved level of business activity during the latter part of the year. The increase in fiscal year 2003 was primarily the result of improved management of receivables and inventories and increases in payables.

Net cash used for investing was $67.5 million in fiscal year 2004, $24.7 million in fiscal year 2003 and $36.9 million in fiscal year 2002. Our capital expenditures, including timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance, were $70.7 million in fiscal year 2004, $36.8 million in fiscal year 2003 and $44.0 million in fiscal year 2002. During fiscal year 2004, we acquired 15,596 acres of timberland in numerous transactions for a total of $20.3 million, of which the single largest purchase was 15,080 acres for $16.0 million. Capital expenditures for plant and equipment for fiscal year 2004 totaled $45.8 million and focused on meeting customers' needs and improving costs. Significant capital expenditures completed in fiscal year 2004 include the following:

*	new equipment with in-line graphics capabilities in our Yakima, Washington and Bowling Green, Kentucky box plants;

*	upgrades to #11 paper machine to improve the quality of our TEA-Kraft® semi-extensible paper;

*	an expansion and an upgrade to our old corrugated container (OCC) recycling plant to increase capacity from 750 tons per day to 1,000 tons per day; and

*	adding electrostatic precipitators on our hogged fuel boilers to continue to burn less expensive bio mass fuel and meet environmental requirements.

Significant capital expenditures completed in fiscal year 2003 include the rebuild of #7 paper machine, the rebuild of #19 chemical recovery furnace and modernization of pulp mill controls.

We intend to continue to opportunistically acquire timberlands that are strategic as they become available at acceptable prices reflecting the site, quality of timber and growing stock. Such acquisitions may result in our exceeding our annual capital expenditure expectations, as in fiscal year 2004. Capital project investments will be focused on high-return projects, meeting customers' needs, and environmental compliance. We expect capital expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance to total approximately $40 to $50 million for fiscal year 2005.

Net cash used for financing was $24.4 million in fiscal year 2004, $71.4 million in fiscal year 2003 and $27.0 million in fiscal year 2002. The change for fiscal years 2004, 2003 and 2002 primarily reflect a $24.8 million, a $67.2 million and a $19.2 million decrease, respectively, in borrowings generally resulting from reduced capital expenditures and dividends compared to earlier years.

Due to improved operating performance during the second and third fiscal quarters of fiscal year 2004 and favorable market conditions, the company declared and paid a year-end dividend of $0.05 per share in the aggregate amount of $2.6 million in the fourth quarter of fiscal year 2004. Cash dividends of $0.02 per share were declared and paid in both the second and third quarters of fiscal year 2003 in the aggregate amount of $1.0 million each. The resumption of the dividend in the second fiscal quarter of 2003 was based on improved operating performance and positive economic conditions that affected our business at the time. However, economic recovery was slower than expected and to ensure compliance with certain debt covenants, we opted to forego the dividend for the fourth fiscal quarter 2003 and the first three quarters of fiscal year 2004. Cash dividends of $0.03 per share were declared and paid in the first fiscal quarter of 2002 in the aggregate amount of $1.5 million. There were no additional dividends declared or paid in the remainder of fiscal year 2002 due to economic conditions that were negatively affecting our business. Our primary financing arrangements restrict the amount of dividends we may declare based on certain financial performance tests.

In the first fiscal quarter 2005, the Board of Directors declared a $0.02 per share dividend payable January 10, 2005. Dividends are expected to remain at modest levels as the company continues to prioritize the use of excess cash to reduce borrowed debt.

At October 31, 2004, our total borrowed debt was $482.2 million including long term debt of $442.2 million, current installments of long term debt of $30.0 million and short term borrowings of $10.0 million.

At October 31, 2004, we had $94.0 million outstanding under our $250 million senior unsecured revolving credit facility, excluding letters of credit of $9.9 million. In addition, we had $214.2 million of senior subordinated notes outstanding. Also outstanding at October 31, 2004, were other various senior notes totaling $154.5 million, $5.0 million under an unsecured and uncommitted bank line of credit, and revenue bonds of $14.5 million. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio, and fixed charge coverage ratio, and restrict our payment of dividends. The company was in compliance with such covenants at October 31, 2004.

We have reduced borrowed debt to $482.2 million at the end of fiscal year 2004, from $507.0 million at the end of fiscal year 2003 and $574.2 million at the end of fiscal year 2002. Our debt peaked at $643.1 million at January 31, 2002 due to borrowings made in connection with substantial capital expenditures, as well as timberland acquisitions, dividends and stock repurchases in 2001 and decreased operating profits in fiscal years 2002 and 2001 compared with fiscal year 2000. We have been able to reduce borrowed debt this fiscal year by $24.8 million by maintaining a lower level of capital spending on new projects and by improving operating results through the implementation of our business process improvement initiatives and improved market conditions. In addition, our dividend payouts have been at modest levels while we prioritize the use of excess cash for debt reduction until operating profits and cash flow return to more acceptable levels. We expect to continue to reduce debt in fiscal year 2005 by continuing to focus on operational improvements and modest levels of capital spending.

During the second quarter of fiscal year 2004, we terminated our July 2003 fixed-to-floating interest rate swaps to monetize the gain incurred on the contracts. The proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of our senior subordinated notes. Subsequently, we entered into two fixed-to-floating interest rate swaps for a total of $70.0 million of the $215 million of our senior subordinated notes. The purpose of the swaps is to manage our exposure to high fixed rate debt by converting a portion of our outstanding debt from a fixed to a lower variable interest rate. The new floating rate swaps have rates of approximately 8.15%. Previously, we had entered into other fixed-to-floating interest rate swaps that were subsequently terminated to monetize the gain incurred due to lower interest rates and changes in yield. In these instances, the proceeds were used to repay debt and will be recognized as a reduction of interest expense over the remaining life of the senior subordinated notes, which mature in 2009. A deferred gain on all the terminated agreements of $7.1 million is included in other liabilities at October 31, 2004.

Contractual obligations

(expressed in thousands)
Fiscal Year	Total	2005	2006-07	2008-09	2010 & Beyond
Long-term debt (a)	$384,000	$30,000	$85,500	$239,000	$29,500

Credit Agreement	94,000	5,000	-	89,000	-

Other Notes Payable	5,000	5,000	-	-	-

Reforestation	4,800	4,800	-	-	-

Total	$487,800	$44,800	$85,500	$328,000	$29,500

(a)	Fiscal 2005 includes the $30.0 million senior note that was repaid on December 15, 2004 with proceeds from additional borrowing of $30.0 million under the $250 million revolving credit facility.

Environmental regulations will require us to spend $8 million to $12 million over the next two to three years on pulp washing operations and $5 million to $10 million over the next three years on air emissions.

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

Although we believe that we are in substantial compliance with federal, state and local laws regarding environmental quality, the Environmental Protection Agency (“EPA”) has issued a final air and water quality rule referred to as the "Cluster Rule." We estimate that over the next two to three years required pollution control capital expenditures could range from $8 million to $12 million. We have included these and other environmental expenditures in our capital expenditure budget discussed above.

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

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and interest rate swaps. The interest rates applied to our variable rate borrowings and swaps are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, other than our entering into the interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $1.9 million based on our outstanding debt as of October 31, 2004.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. We believe our most critical accounting policies are those which deal with pension expense and income, impairment of long-lived assets, and depletion.

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

We base our discount rate assumptions on rates of return on long term high-quality bonds. As of October 31, 2004, the company reduced its discount rate to 6.0% from 6.50% to reflect decreases in rates of return on high-quality bonds, which had occurred from the prior year. The discount rate of 6.0% will be used in the determination of net periodic pension income for fiscal year 2005. As of October 31, 2003, the company reduced its discount rate to 6.50% from 6.75% to reflect decreases in rates of return for high-quality bonds, which have occurred since October 31, 2002. Net periodic pension income for fiscal year 2004 was based on the 6.50% assumed discount rate. In addition, the company reduced its discount rate as of October 31, 2002 to 6.75% from 7.0% to reflect decreases in rates of return on high-quality bonds, which had occurred from the prior year. The discount rate of 6.75% was used in the determination of net periodic pension income for fiscal year 2003.

Our assumption regarding the expected rate of return on plan assets is based on historical and projected average rates of return for current asset classes in the plan investment portfolio. The expected rate of return for fiscal year 2004 was 9% and was used in determining net periodic pension income for the year. The expected rate of return for fiscal year 2003 was changed to 9% from 10% to reflect future expected returns for the portfolio and was used in determining net periodic pension income for that year.

The expected rate of return for fiscal year 2005 will be changed to 8.75% from 9% to reflect future expected returns for the portfolio and will be used in determining net periodic pension income for fiscal year 2005. At the end of fiscal year 2004, the plan's assets consisted of approximately 92% equities and 8% other assets.

The change to the discount rate effective October 31, 2003, contributed $0.7 million to the reduction in net periodic pension income for fiscal year 2004. The changes in the discount rate and expected rate of return effective October 31, 2002 contributed $5.9 million to the reduction in net periodic pension income for fiscal year 2003.

Long-Lived Assets - An impairment of a long-lived asset exists when the carrying value is not recoverable through future operations and when the carrying value of an asset exceeds its fair value.

We review the carrying value of our long-lived assets annually and when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. To estimate whether the carrying value of an asset group is impaired, we must estimate the undiscounted cash flows generated by the asset and the likelihood of the outcomes. If the carrying value of an asset group is not recoverable through the future cash flows, it is considered impaired. An impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

Depletion - Assumptions and estimates are used to record merchantable timberland inventory and to calculate depletion costs attributed to timber harvested. Merchantable timber is defined as timber with an age of 30 or more years. The volume of merchantable timber is estimated using industry-standard computer software to track growth and is adjusted for acquisitions and dispositions. Volume estimates are confirmed through periodic timber cruises, a physical measurement of timber on a specific set of acres.

Costs subject to depletion include the original cost of the timber, as well as capital reforestation expenditures such as site preparation and tree planting related to merchantable age timber, less depletion previously recorded. Depletion rates are determined by dividing the unamortized cost of timber by the estimated volume of timber of merchantable age.

Rates of depletion are adjusted every five years for growth and harvest, and are adjusted for any significant acquisition or disposition of timber at the time of such occurrence. A 5% change in estimated timber inventory volume would have changed 2004 depletion expense by $400,000.

Forward-Looking Statements

This Annual Report contains forward-looking statements concerning the company. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “propose,” “continue” or the negative of these or comparable terms. Forward-looking statements include statements concerning:

*	our strategies and the results of these strategies;

*	future dividends;

*	expected log harvest levels and customer and product focus;

*	the importance of timber resources to our success;

*	changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products;

*	anticipated improvements in operating results and earnings and expected cost reductions;

*	our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements;

*	anticipated working capital needs, including reducing inventory and raw materials;

*	anticipated pricing and market conditions for the company’s products, energy and certain raw materials, including log, paper, paperboard and converted products pricing and demand, costs of power, anticipated reductions in the amount of natural gas purchased from third-parties and the cost of wood chips;

*	improvement of reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases;

*	anticipated savings and improvements from various business improvement projects and programs;

*	expected capital expenditures and the completion and results of capital expenditure projects;

*	expected reductions of debt and the priority of excess cash to reduce debt;

*	expected sales of power;

*	possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets; and

*	anticipated cost of compliance with certain environmental regulations and effects of environmental contingencies, litigation and regulations on our financial conditions and results of operations and our competitive position.

Forward-looking statements are based on the company's estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including those factors outlined in the following “Factors That May Affect Our Future Operating Results” and, among others:

*	developments in the world, national, or regional economy or involving the company's customers or competitors affecting supply of or demand for the company's products, energy or raw materials, including the level of interest rates and new housing starts;

*	changes in harvest conditions or regulations effecting our timber operations;

*	changes in product, energy or raw material prices;

*	availability of excess cash to reduce debt or pay dividends;

*	delays in the implementation of cost savings initiatives or the failure to obtain expected benefits from cost savings initiatives;

*	capital project delay, cost overruns or unforeseen maintenance on capital assets;

*	unforeseen developments in the company's business;

*	adverse changes in the capital markets or interest rates affecting the cost or availability of financing; or

*	other unforeseen events.

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

Our operating results reflect the general cyclical and seasonal pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest, paper and packaging products industries. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand for our paper and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia in particular. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

Our industries are highly competitive and subject to wide price fluctuations that could adversely affect our results of operations.

The forest, paper and packaging products industries are highly competitive globally, and no single company is dominant. These industries have suffered, and continue to suffer, from excess capacity. Profitability of our manufacturing segment depends in part on our ability to operate our manufacturing facilities efficiently, and our Longview mill near full capacity. During fiscal year 2004, our Longview mill operated at 76% of capacity.  These industries are also capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial resources than we do.

In the past, we have seen significant competition in our export markets as our global competitors have benefited from the strength of the U.S. dollar relative to their currencies. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. During fiscal years 2003 and 2004, the U.S. dollar weakened. This had a positive effect on our export business, particularly on European competition in the Japanese lumber market where Japanese buyers had an advantage purchasing U.S. wood products. If this trend reverses, future decreases in prices for our products would adversely affect our operating results. These factors, coupled with our leveraged position, may harm our ability to respond to competition and other market conditions.

Price fluctuations in raw materials could adversely affect our ability to cost effectively obtain the materials needed to manufacture our products.

The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2004 accounted for 38.5% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 87% of our wood fiber requirements at open market prices during fiscal year 2004. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, mill closures due to oversupplied domestic lumber markets, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Increased costs of raw materials, and our inability to pass increased costs through to our customers could harm our financial condition, results of operations and cash flow.

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

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the restoration and reforestation of timberlands, harvesting timber near waterways, discharges of pollutants and emissions, and the management, disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business and we have incurred, and expect to continue to incur, significant expenditures to remain in compliance. For instance, in fiscal 2005 we expect to incur approximately $10 million of capital expenditures and approximately $8 million of operating and other non-qualified expenditures relating to environmental matters. We expect that the environmental laws and regulations to which we are subject will become more stringent and more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

Energy costs are a significant variable operating expense for us and are susceptible to rapid and substantial price increases and volatility. Although our costs for energy declined during fiscal year 2004, they remain at relatively high levels and could rapidly increase. Should energy costs increase in future periods, we may not be able to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under current terms, we have less flexibility in our ability to mitigate the costs of energy used by our facilities.

Changes in the value of the U.S. dollar relative to other currencies and offshore manufacturing could result in fluctuations in the price of and the demand for our products.

While all of our sales are made in U.S. dollars, a portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2004, exports accounted for approximately 12.7% of our total sales. Of this amount, 5.5% of our total sales came from log export sales, all to Japan, and 7.1% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. In fiscal year 2004, the continued weakening of the U.S. dollar relative to the currencies of these countries has helped our products be more competitive in the export market. However, strengthening in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, would likely result in a decrease in U.S. paper and paperboard prices.

Although we believe the migration of domestic manufacturing to offshore locations has slowed in fiscal 2004 due to the weakening of the U.S. dollar, we could be adversely affected by the pricing of and demand for our products domestically should further migration occur.

Our debt level could adversely affect our cash flow and prevent us from responding to economic, industry or competitive conditions and funding operational requirements.

We have a large amount of debt. At our October 31, 2004 fiscal year end, we had $482.2 million of borrowed debt. This amount of debt could have important consequences. For example, it could:

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

The volume and value of timber that can be harvested from our lands may be limited by natural disasters and other events such as fire, volcanic eruptions, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. The occurrence of any of these events could harm our business, financial condition and results of operations. Further, as is typical in the industry, we do not maintain insurance for any loss of our standing timber from natural disasters or other causes. In addition, fire and other natural disasters in adjacent or nearby timberlands may limit our access to, or impede our ability to, harvest our timber. In periods of poor logging conditions, we may harvest less timber than expected, thus impacting our net sales of timber during that period.

Our business and financial performance may be harmed by future labor disruptions.

Over 2,000 of our employees, or over 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 12 collective bargaining agreements expiring at various times through calendar year 2008, including two agreements covering approximately 120 employees that will expire during calendar year 2005. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements could have a material adverse effect on our business, financial condition and results of operations.

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

Our pulp and paper mill and all of our paper machines are located at a single complex in Longview, Washington. Since we do not have pulp and paper production elsewhere, a material disruption at our mill could result in a material disruption of our paper making operations. Such disruptions could be caused by:

*	prolonged power failures;

*	a breakdown of our continuous pulp digesters or recovery furnaces;

*	chemical spill or release;

*	disruption of raw material supply;

*	disruptions in the transportation infrastructure including railroad tracks, bridges, pipelines, tunnels and roads; or

*	fires, floods, earthquakes, volcanic eruption or other disasters.

Although we currently have certain business insurance and replacement value insurance, we cannot assure you that we are adequately insured to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2004 obtained approximately 91% of their paper and paperboard requirements from our mill.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We generally do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, but we have entered into two interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 5 to our financial statements included in Item 8 for a more detailed discussion of our interest rate swaps. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and our interest rate swap agreements. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $1.9 million based on our outstanding debt as of October 31, 2004.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Longview Fibre Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 5, 2005

CONSOLIDATED STATEMENT OF INCOME

	Years Ended October 31
(thousands except per share)	2004	2003	2002
NET SALES	$831,166	$773,337	$769,281
Timber	192,840	163,000	172,178
Paper and paperboard	225,682	202,549	174,920
Converted products	412,644	407,788	417,451
Power	-	-	4,732
Cost of products sold, including outward freight	689,470	656,581	657,434
GROSS PROFIT	141,696	116,756	111,847
Selling, administrative and general expenses	82,752	72,154	71,570
OPERATING PROFIT	58,944	44,602	40,277
Timber	90,039	64,145	71,212
Paper and paperboard (including allocated power loss)	(13,611)	(10,780)	(18,214)
Converted products (including allocated power loss)	(17,484)	(8,763)	(12,721)
Interest income	188	327	1,993
Interest expensed	(37,493)	(43,099)	(44,858)
Miscellaneous	1,262	6,724	5,921
INCOME BEFORE INCOME TAXES	22,901	8,554	3,333
PROVISION (BENEFIT) FOR TAXES ON INCOME (see Note 6)
Current	123	(126)	(8,618)
Deferred	8,877	3,326	6,818
	9,000	3,200	(1,800)

NET INCOME	$13,901	$5,354	$5,133
Per share	$0.27	$0.10	$0.10

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Years Ended October 31
(thousands except per share)	2004	2003	2002
COMMON STOCK:
Balance at beginning of year	$76,615	$76,615	$76,615
Balance at end of year	$76,615	$76,615	$76,615

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	$3,306	$3,306	$3,306
Balance at end of year	$3,306	$3,306	$3,306

RETAINED EARNINGS:
Balance at beginning of year	$352,386	$349,075	$345,474
Net income	13,901	5,354	5,133
Less cash dividends on common stock
($0.05, $0.04, $0.03, per share, respectively)	(2,554)	(2,043)	(1,532)
Balance at end of year	$363,733	$352,386	$349,075

COMMON SHARES:
Balance at beginning of year	51,077	51,077	51,077
Balance at end of year	51,077	51,077	51,077

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

	October 31
(dollars in thousands except per share)	2004	2003	2002
ASSETS
Current assets:
Accounts and notes receivable	$111,723	$99,754	$101,930
Allowance for doubtful accounts	1,350	1,350	1,350
Taxes on income, refundable	-	-	2,293
Inventories (see Note 2)	83,523	65,348	71,589
Other	7,800	7,109	7,458
Total current assets	201,696	170,861	181,920
Capital assets:
Buildings, machinery and equipment at cost	1,828,195	1,815,959	1,828,841
Accumulated depreciation	1,139,390	1,094,266	1,059,778
Costs to be depreciated in future years (see Note 3)	688,805	721,693	769,063
Plant sites at cost	3,549	3,549	3,524
	692,354	725,242	772,587
Timber at cost less depletion	196,440	185,216	187,597
Roads at cost less amortization	8,631	8,481	8,976
Timberlands at cost	24,598	20,168	20,133
	229,669	213,865	216,706
Total capital assets	922,023	939,107	989,293
Pension and other assets (see Note 8)	147,211	145,436	135,229
	$1,270,930	$1,255,404	$1,306,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$12,370	$11,190	$7,464
Accounts payable	66,063	53,132	51,168
Short-term borrowings (see Note 4)	10,000	44,000	2,000
Payrolls payable	15,897	13,465	12,138
Other taxes payable	9,100	8,465	9,634
Current installments of long-term debt (see Note 5)	30,000	-	62,400
Total current liabilities	143,430	130,252	144,804
Long-term debt (see Note 5)	442,148	462,903	510,195
Deferred taxes - net (see Note 6)	204,783	195,410	191,742
Other liabilities	36,915	34,532	30,705
Commitments (see Note 9)	-	-	-
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares (see Note 11)	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	363,733	352,386	349,075
Total shareholders' equity	443,654	432,307	428,996
	$1,270,930	$1,255,404	$1,306,442

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31
(thousands)	2004	2003	2002
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income	$13,901	$5,354	$5,133
Charges to income not requiring cash:
Depreciation	70,906	70,737	69,376
Depletion and amortization	8,612	7,510	6,407
Deferred taxes - net	8,877	3,668	6,795
(Gain) loss on disposition of capital assets	5,039	(3,368)	(2,357)

Change in:
Accounts and notes receivable	(11,969)	2,176	(2,511)
Taxes on income, refundable	-	2,293	(2,293)
Inventories	(18,175)	6,241	11,629
Other	(195)	349	1,137
Pension and other noncurrent assets	(1,775)	(10,590)	(26,113)
Accounts, payrolls and other taxes payable	14,254	7,984	(11,495)
Federal income taxes payable	-	-	(606)
Other noncurrent liabilities	2,436	3,727	8,822
Cash provided by operations	91,911	96,081	63,924

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to: Plant and equipment	(45,796)	(31,815)	(40,382)
Timber and timberlands	(24,946)	(4,970)	(3,584)
Proceeds from sale of capital assets	3,269	12,092	7,080
Cash used for investing	(67,473)	(24,693)	(36,886)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt	89,192	-	213,812
Reduction in long-term debt	(80,000)	(109,209)	(227,000)
Short-term borrowings	(34,000)	42,000	(6,000)
Payable to bank resulting from checks in transit	1,180	3,726	(3,901)
Accounts payable for construction	1,744	(5,862)	(2,417)
Cash dividends	(2,554)	(2,043)	(1,532)
Cash used for financing	(24,438)	(71,388)	(27,038)

Change in cash position	-	-	-
Cash position, beginning of year	-	-	-
Cash position, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$36,822	$40,859	$36,926
Capitalized interest	876	1,278	1,971
Income taxes	113	(2,394)	(5,757)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of accounting policies:

Principles of consolidation
The financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out method except for supplies, which are stated at average costs.

Statement of Financial Accounting Standards No. 151 “Inventory Costs” (SFAS 151) will require us to determine our normal capacity and to expense a portion of our overhead costs when our production is significantly below our normal capacity. We are still analyzing the impact of this statement. This statement will be effective for our fiscal year 2006.

Property and depreciation
Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset or group of assets may not be recovered pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset or group of assets may not be recoverable, impairment exists, and the asset's net book value is written down to its estimated realizable value. When properties are sold or otherwise disposed, the cost and the related accumulated depreciation are removed from the respective accounts and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

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

Provision for depletion of merchantable timber represents a charge per unit of production (depletion rate) applied to actual harvest volumes. Depletion rates are determined on a county-by-county basis and are developed using total capital costs and estimated recoverable merchantable volumes in the county in which the related timber is located. A computer growth index model is utilized to track the timber volumes through the growth cycle and is based upon actual growth rates from permanent timber growth plots throughout the Northwest. Countywide depletion rates are adjusted every five years for timber maturity, estimated growth, and actual harvest volumes for the prior five-year period. Countywide depletion rates are uniform regardless of the merchantable timber age, species or quality.

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

Earnings per share
Basic and diluted income per common share is computed on the basis of weighted average shares outstanding of 51,076,567.

Revenue recognition
We recognize revenues upon shipment, or delivery determined by terms of sale, when the sales price is fixed or determinable, title transfers and risk of loss has passed to the customer. Sales allowances for doubtful accounts were $1,350,000 at October 31, 2004, 2003 and 2002. Bad debt expense for the years ended October 31, 2004, 2003 and 2002 were $595,000, $715,000 and $877,000, respectively.

In first fiscal quarter 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new “buy/sell” agreement entered into provides that we sell paper to our counterparty’s converting facilities, and we purchase paperboard from them for our converting facilities. Under the new agreement, we recorded the related transactions as sales in the company’s financial statements, which amounted to $18.2 million in fiscal year 2003 and $12.8 million in the first three-quarters of fiscal 2004. The impact on operating profit is not material.

Effective in the fourth quarter of fiscal 2004 and going forward, we are no longer recording these transactions as sales in our financial statements and instead are recording these transactions as an exchange using carryover basis as contemplated by Accounting Principles Board Bulletin No. 29 “Accounting for Nonmonetary Transactions” (APB 29).

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

Note 2 - Inventories:

Inventories consist of the following:

	October 31
(thousands)	2004	2003	2002
Finished goods	$38,358	$34,450	$34,976
Goods in process	35,410	25,539	30,243
Raw materials	6,412	7,054	7,725
Supplies (at average cost)	43,376	39,562	40,399
	123,556	106,605	113,343
LIFO Reserve	(40,033)	(41,257)	(41,754)
	$83,523	$65,348	$71,589

During 2003 and 2002 inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory, the effect of which increased net income by approximately $700,000 or $0.01 per share, and $1,400,000, or $0.03 per share, for 2003 and 2002, respectively.

Note 3 - Buildings, machinery and equipment:

Buildings, machinery and equipment consist of the following:

	October 31
(thousands)	2004	2003	2002
Buildings - net	$81,497	$84,938	$86,016
Machinery and equipment - net	607,308	636,755	683,047
	$688,805	$721,693	$769,063

Note 4 - Short-term borrowings:

At October 31, 2004, we had bank lines of credit totaling $265 million. Of this amount, $250 million was under a credit agreement with a group of banks expiring December 14, 2007. The agreement provides for borrowings at the Offshore Rate (LIBOR based) plus a spread, currently 1.75%, or the bank's Reference Rate plus a spread, currently 0.75%. Up to $50 million of the credit agreement can be used for letters of credit at a fee that is the same as the Offshore Rate spread. The agreement provides for a commitment fee on the unused portion, currently 0.425% per year. At October 31, 2004, we had borrowings of $94 million under this credit agreement and $9.9 million of letters of credit issued under this credit agreement. Covenants of the credit agreement include tests of minimum net worth, long-term borrowing, fixed charge coverage ratio and restrictions on payment of dividends. We are in compliance with covenants of the credit agreement.

We have a $15 million uncommitted line of credit, of which $5 million was borrowed at October 31, 2004.

Short-term borrowings of $89 million, $80 million and $127 million at October 31, 2004, 2003 and 2002, respectively, under the above agreements, have been reclassified as long-term debt because they are to be renewed and replaced with borrowings due beyond one year and into future periods.

Short-term borrowing activity, including the amount reclassified as long-term, is summarized as follows:

(thousands)	2004	2003	2002
Short-term borrowings October 31	$99,000	$124,000	$129,000
Interest rate October 31	4.9%	5.4%	5.9%
Average daily amount of short-term
borrowings outstanding during
year	$113,912	$115,213	$201,775
Average* interest rate during year	5.3%	5.7%	5.1%
Maximum amount of short-term
borrowings at any month end	$125,000	$132,000	$339,000

*Computed by dividing interest incurred by average daily short-term borrowings outstanding.

Note 5 - Long-term debt:

Long-term debt consists of the following:

	October 31
(thousands)	2004	2003	2002
Senior notes due through 2010
(5.21%-8.84%) - Note (a)	$154,500	$154,500	$204,500
Revenue bonds payable through
2018 (floating rates, currently
1.78%-1.93%) - Note (b)	14,500	14,500	26,900
Senior subordinated notes due
2009 (10%) - Note (c)	215,000	215,000	215,000
Notes payable - banks -
Note 4 above	89,000	80,000	127,000
	473,000	464,000	573,400
Less current installments	30,000	-	62,400
Less unamortized debt discounts	805	997	1,188
	442,195	463,003	509,812
Fair value adjustments -
mark-to-market - Note (d)	(47)	(100)	383
Net long-term debt	$442,148	$462,903	$510,195

Scheduled maturities (thousands)
2005	$30,000
2006	85,500
2007	-
2008	113,000
2009	214,195
2010-2018	29,500
$472,195

Note (a) Covenants of the senior notes include tests of minimum net worth, short-term borrowing, long-term borrowing, fixed charge coverage ratio and restrictions on payment of dividends. We are in compliance with covenants of the senior notes.

At October 31, 2004, approximately $20.6 million of consolidated retained earnings was unrestricted as to the payment of dividends. Dividends cannot exceed net income for the fiscal year.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2004, $14,500,000 was collateralized by liens on the equipment.

Note (c) Covenants of the Senior Subordinated Notes include restrictions on investments, incurrence of indebtedness and payment of dividends. We are in compliance with covenants of the Senior Subordinated Notes.

Note (d) We use derivative financial instruments that are designated as hedges of the fair value of long-term debt and meet the shortcut method requirements under SFAS 133. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The changes in fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt, therefore the adjustments are recorded on the balance sheet and do not impact income. Unrealized gains and losses are recorded as current or non-current assets or liabilities on the balance sheet based on the classification of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended October 31, 2004, 2003 and 2002.

In April 2004, we terminated our two interest rate swap agreements resulting in a deferred gain of $1.7 million that will be recognized as a reduction of interest expense over the remaining life of the Senior Subordinated Notes. Subsequently in the second quarter we entered into two new interest rate swap agreements to swap a combined total of $70 million of the Senior Subordinated Notes that mature on January 15, 2009 and involve the exchange of fixed interest rate payments for variable rate payments without the exchange of the underlying notional amounts. The variable rates are based on LIBOR and are reset on a semi-annual basis. Previously we had entered other fixed-to-floating interest rate swaps that were subsequently terminated. The remaining deferred gain on terminated interest rate swap agreements was $7.1 million, $6.9 million and $5.3 million at October 31, 2004, 2003 and 2002, respectively. The deferred gain is recorded in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the Senior Subordinated Notes. The mark-to-market adjustment for the outstanding interest rate swap resulted in a derivative liability of $47 thousand and $100 thousand at October 31, 2004 and 2003, respectively, and a derivative asset of $383 thousand at October 31, 2002 with a corresponding adjustment to long-term debt.

Note 6 - Income taxes:

Provision (benefit) for taxes on income is made up of the following components:

(thousands)	2004	2003	2002
Current
Federal	$-	$-	$(8,452)
State	123	(126)	(166)
Total current tax	123	(126)	(8,618)

Deferred:
Federal	8,200	4,388	6,752
State	677	(1,062)	66
Total deferred tax	8,877	3,326	6,818

Total tax provision (benefit)	$9,000	$3,200	$(1,800)

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

	2004	2003	2002
Expected federal income tax rate	35%	35%	35%
State income taxes less
federal income tax benefit	2	(9)	(2)
Credits	(1)	(7)	(70)
Other	3	18	(17)

Effective income tax rate	39%	37%	(54)%

The deferred income tax liabilities (assets) recorded in the Consolidated Balance Sheet as of October 31, are as follows:

(thousands )	2004	2003	2002
Deferred tax assets
Alternative minimum tax	$(13,391)	$(17,186)	$(17,344)
State credits and other assets	(8,534)	(8,317)	(6,595)
Total deferred tax assets	(21,925)	(25,503)	(23,939)

Deferred tax liabilities:
Depreciation/depletable assets	185,924	183,869	180,697
Employee benefit plans	35,793	32,555	30,831
Other liabilities	288	282	288
Total deferred tax liabilities	222,005	216,706	211,816

Total deferred income taxes	$200,080	$191,203	$187,877

Current deferred income tax assets	$(4,703)	$(4,207)	$(3,865)
Non-current deferred income tax
liability	$204,783	$195,410	$191,742

Note 7 - Segment information:

We own and operate tree farms in Oregon and Washington which produce logs for sale and operate a sawmill in Washington. Our pulp and paper mill at Longview, Washington produces pulp, which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by us and others. Our fifteen converting plants in twelve states produce shipping containers. During fiscal year 2004, the tonnage of paper and paperboard obtained at our converting plants represented approximately 57% of the Longview mill production, either by direct shipment from our mill or from shipments under barter or buy/sell agreements.

Included in sales to customers are export sales, principally to Japan, China, Canada and Southeast Asia, of $105,174,000, $101,270,000 and $93,528,000 during 2004, 2003 and 2002, respectively, of which sales to Japan were $46,714,000, $41,068,000 and $46,035,000 during those respective years. All sales are made in U.S. dollars.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

1. Assets used wholly within a segment are assigned to that segment.

2. Assets used jointly by two segments are allocated toeach segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $213,270,000, $261,683,000 and $297,739,000 have been allocated to converted products at October 31, 2004, 2003, and 2002, respectively.

Power sales, depreciation, depletion and amortization and additions to capital assets have been segregated and allocated similarly to the method used for identifiable assets.

(thousands )	2004	2003	2002
Sales to customers (including
allocated power sales):
Timber	$192,840	$163,000	$172,178
Paper and paperboard	225,682	202,549	176,838
Converted products	412,644	407,788	420,265
Total	831,166	773,337	769,281

Income (loss) on sales
(including allocated power
loss):
Timber	90,039	64,145	71,212
Paper and paperboard	(13,611)	(10,780)	(18,214)
Converted products	(17,484)	(8,763)	(12,721)
Interest expensed and other - net	(36,043)	(36,048)	(36,944)
Income before income taxes	22,901	8,554	3,333

Identifiable assets at October 31
Timber	273,252	263,028	269,502
Paper and paperboard	416,779	352,973	332,456
Converted products	580,899	639,403	704,484
Total	1,270,930	1,255,404	1,306,442

Depreciation, depletion and
amortization:
Timber	11,618	10,978	9,553
Paper and paperboard	26,185	22,277	18,500
Converted products	41,715	44,992	47,730
Total	79,518	78,247	75,783

Additions to capital assets:
Timber	29,631	5,649	4,172
Paper and paperboard	19,470	12,250	11,948
Converted products	21,641	18,886	27,846
Total	$70,742	$36,785	$43,966

Note 8 - Retirement and other postretirement benefits:

October 31 is used as the measurement date.

Retirement plans
The company has two trusteed defined benefit pension programs which cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

	Years Ended October 31
(thousands)	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning
of year	$377,789	$354,959	$337,033
Service cost	8,499	8,095	7,707
Interest cost	23,986	23,230	22,604
Amendments	21	335	533
Change in assumptions	24,280	11,070	10,500
Actuarial (gain) loss	535	(2,406)	(5,875)
Expected benefits paid	(18,667)	(17,494)	(17,543)
Benefit obligation at end
of year	$416,443	$377,789	$354,959

The change in fair value of assets is as follows:
	Years Ended October 31
(thousands)	2004	2003	2002
Change in plan assets:
Fair value of plan assets at
beginning of year	$437,193	$365,270	$433,525
Actual return (loss) on plan
assets	41,872	90,587	(50,764)
Employee contribution	2	3	3
Employer contributions	3,000	-	-
Benefits paid	(19,900)	(18,667)	(17,494)
Fair value of plan assets at
end of year	$462,167	$437,193	$365,270

The funded status of the plan and pension asset recognized in the balance sheet are summarized as follows:

	October 31
(thousands)	2004	2003	2002
Funded status	$45,724	$59,405	$10,311
Unrecognized net actuarial loss	58,341	35,892	63,499
Unrecognized prior service cost	29,964	28,933	41,577
Pension asset recognized in the
consolidated balance sheet	$134,029	$124,230	$115,387

Major assumptions used in the calculation are as follows:

	Years Ended October 31
Benefit obligation	2004	2003	2002
Discount rate	6.00%	6.50%	6.75%
Rate of compensation increase	4.75%	4.75%	4.75%

	Years Ended October 31
Net Periodic Pension Cost	2004	2003	2002
Discount rate	6.50%	6.75%	7.00%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term rate of return
on plan assets	9.00%	9.00%	10.00%

The expected long-term rate of return on plan assets assumption considers the historical rate of return on plan assets as well as expected rate of return on the target asset allocations. The 10-year historical return on plan assets was 11.2%, the 5-year historical return on plan assets was 4.1% and the expected return on the target asset allocations is 8.96%. This consideration resulted in a selection of 8.75% for the fiscal year 2005 long-term rate of return.

The components of net periodic pension (income) cost are summarized as follows:

	Years Ended October 31
(thousands)	2004	2003	2002
Service cost - benefits earned
during the year	$8,499	$8,095	$7,708
Interest cost on benefit
obligation	23,986	23,229	22,604
Expected (return) on plan assets	(45,234)	(44,452)	(49,279)
Recognized net actuarial (gain)	-	(1,735)	(4,633)
Amortization of prior service cost	5,950	6,020	5,931
Amortization of net asset at
transition	-	-	(57)
Net periodic benefit (income)	$(6,799)	$(8,843)	$(17,726)

Plan Assets
The pension plan weighted-average asset allocations:

	Years Ended October 31
Asset Classes	2004	2003	2002
Large Cap US Equity	58%	67%	67%
Small/Mid Cap US Equity	22%	21%	26%
International Equity	9%	3%	4%
Private Equity	3%	4%	3%
Other	8%	5%	-
	100%	100%	100%

The objective of the plan is to provide sufficient funds to pay pension obligations for current and future participants and beneficiaries, based on current and foreseeable employment, employer contributions, investment experience, liabilities of the plan, contribution rates in labor agreements, statutes, regulations and other pertinent factors. The target asset allocation shall be broadly diversified, with no disproportionate or extreme positions that might cause significant diminution of value given adverse developments. An asset allocation study was prepared to evaluate the asset allocation strategy of the plans. As a result of the study, it was decided to change the asset allocation strategy in order to reduce volatility but maintain the high level of return. The change in strategy is in the process of being implemented, but it is not expected to be complete until 2005. The strategy reduces exposure to domestic equities by shifting to more international equities and absolute return investments. In addition, assets will be invested in real estate and other various investments.

The target asset allocation is as follows:

Asset Classes	Target
Large Cap US Equity	40%
Small/Mid Cap US Equity	25%
International Equity	12%
Private Equity	5%
Real Estate	7%
Other	11%

The company does not expect to make any contributions to the plan for fiscal year 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(thousands)	Pension
2005	$19,909
2006	20,762
2007	22,063
2008	23,355
2009	25,227
2010-2014	152,558

Savings plans
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $2,476,000, $2,306,000 and $2,544,000 during 2004, 2003 and 2002, respectively.

Expected matching contributions:

(thousands)	Savings Plans
2005	$2,576
2006	2,679
2007	2,786
2008	2,897
2009	3,013
2010-2014	16,973

Postretirement benefits other than pensions
We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. Effective February 1, 2004 the plans were amended to include a retiree contribution for employees retiring after February 1, 2004. The contribution amount will be adjusted annually.

The change in the benefit obligation is as follows:

	Years Ended October 31
(thousands)	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning
of year	$32,780	$40,101	$26,838
Service cost	1,266	1,133	1,422
Interest cost	2,297	2,003	2,573
Actuarial (gain) loss	5,010	(8,924)	10,488
Benefits paid	(1,784)	(1,533)	(1,220)
Benefit obligation at end of year	$39,569	$32,780	$40,101

The funded status of the plan and postretirement liabilities recognized in the balance sheet are summarized as follows:

	October 31
(thousands)	2004	2003	2002
Funded status	$(39,569)	$(32,780)	$(40,101)
Unrecognized net loss	5,771	806	9,730
Unrecognized transition
obligation	3,985	4,484	4,983
Accrued benefit cost	$(29,813)	$(27,490)	$(25,388)

The components of net periodic postretirement cost are summarized as follows:
	Years Ended October 31
(thousands)	2004	2003	2002
Service cost - benefits earned
during the year	$1,266	$1,133	$1,422
Interest cost on benefit
obligation	2,297	2,003	2,573
Amortization of transition
obligation	499	499	499
Amortization of net loss	45	-	231
Net periodic benefit cost	$4,107	$3,635	$4,725

Assumed health care cost trend rates:

	Years Ended October 31
	2004	2003	2002
Health care cost trend rate
Indemnity plan	15.0%	15.0%	15.0%
HMO plan	5.5%	5.5%	5.5%
Ultimate trend rate
Indemnity plan	5.5%	5.5%	5.5%
HMO Plan	5.5%	5.5%	5.5%
Year ultimate trend rate reached
Indemnity plan	2009	2009	2009
HMO Plan	2000	2000	2000

Effect of a one-percent change in the health care cost trend rate as of October 31, 2004:

(thousands)	1-Percent Increase	1-Percent Decrease
Effect on accumulated postretirement
benefit obligation	$3,514	$(3,116)
Effect on aggregate service and interest
cost components of net periodic
postretirement benefit cost	421	(363)

Major assumptions used in the calculation are as follows:
	Years Ended October 31
Net Periodic Postretirement Cost	2004	2003	2002
Discount rate	6.00%	6.50%	6.75%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(thousands)	Postretirement
2005	$2,280
2006	2,508
2007	2,687
2008	2,901
2009	3,275
2010-2014	19,939

Note 9 - Commitments and contingencies:

Estimated costs to complete approved capital projects, including the estimated capital cost to reforest our harvested timberlands, were approximately $28 million, $34 million and $26 million at October 31, 2004, 2003 and 2002, respectively. The estimated reforestation capital commitments included in the above were $4.8 million, $4.1 million and $3.4 million, respectively. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 10 - Fair value of financial instruments:
Accounts receivable, revenue bonds, notes payable to banks and senior subordinated notes covered by the interest rate swap agreements approximate fair value as reported in the balance sheet. The fair value of senior notes and senior subordinated notes is estimated using discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements. The fair value of our long-term debt exceeded the stated value by approximately $13 million, $9 million and $5 million at October 31, 2004, 2003 and 2002, respectively.

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

Quarterly financial data (unaudited)

	Fiscal Year Quarters
(thousands except per share)	1st	2nd	3rd	4th	Total Fiscal Year

2004
Net sales	$169,927	$213,383	$220,486	$227,370	$831,166
Gross profit	14,074	39,449	42,029	46,144	141,696
Net income (loss)	(9,283)	5,947	7,905	9,332	13,901
Net income (loss) per share	(0.18)	0.12	0.15	0.18	0.27

2003
Net sales	$189,654	$181,590	$194,265	$207,828	$773,337
Gross profit	29,759	24,582	29,101	33,314	116,756
Net income (loss)	1,413	494	(177)	3,624	5,354
Net income (loss) per share	0.03	0.01	-	0.07	0.10

2002
Net sales	$177,555	$183,251	$193,172	$215,303	$769,281
Gross profit	15,928	24,581	34,475	36,863	111,847
Net income (loss)	(5,986)	15	3,164	7,940	5,133
Net income (loss) per share	(0.12)	-	0.06	0.16	0.10

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.

Item 9A. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this annual report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of October 31, 2004, the disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic reports filed pursuant to the Securities Exchange Act of 1934.

We are in the process of implementing a new company-wide Enterprise Resource Planning System (ERP) with integrated point solution software. During the fourth fiscal quarter we implemented the accounts receivable module for the ERP system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

On January 11, 2005, our Board of Directors adopted a short-term incentive plan for fiscal 2005 pursuant to which the company may award cash bonuses to executive officers and key employees of the company selected by the company’s Compensation Committee upon achieving annual business and financial goals established by the Compensation Committee. A copy of the plan is being filed as Exhibit 10.3 to this annual report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to our Directors and Section 16(a) beneficial reporting compliance is incorporated herein by reference to the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2004.

We have adopted a Code of Ethics for our Chief Executive Officer and our financial officers. We have made the code of Ethics available in the Investor Relations section of our website at www.longviewfibre.com. If we waive, or implicitly waive, any material provision of the code, or substantively amend the code, we will disclose that fact on our website.

Item 11. Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the section titled “Executive Compensation” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the sections titled “Voting Securities and Principal Holders” and “Election of Directors” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2004.

Item 13. Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the section titled “Executive Compensation” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2004.

Item 14. Principal Accountant Fees and Services

Information with respect to fees paid to our principal accountant and our audit committee’s pre-approval policies and procedures are incorporated herein by reference to the section titled “Board of Directors and Committees“ in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(1) Financial Statements:
  See Item 8. Financial Statements and Supplementary Data.

        (2) No financial statement schedules are required top be filed.

        (3) Exhibits:
              See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW FIBRE COMPANY

By: L. J. McLAUGHLIN Date: January 13, 2005 L. J. McLAUGHLIN Senior Vice President-Finance, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

R. P. WOLLENBERG	1/13/05
R. P. WOLLENBERG,
Director

R. H. WOLLENBERG	1/13/05
R. H. WOLLENBERG,
President, Chief Executive Officer, Chairman of the Board and Director

L. J. McLAUGHLIN	1/13/05
L. J. McLAUGHLIN,
Chief Financial Officer

A. G. HIGGENS	1/13/05
A. G. HIGGENS,
Chief Accounting Officer

R. B. ARKELL	1/13/05
R. B. ARKELL,
Director

D. L. BOWDEN	1/13/05
D. L. BOWDEN,
Director

M. A. DOW	1/13/05
M. A. DOW,
Director

M. C. HENDERSON	1/13/05
M. C. HENDERSON,
Director

J. R. KRETCHMER	1/13/05
J. R. KRETCHMER,
Director

R. A. KIRCHNER	1/13/05
R. A. KIRCHNER,
Director

R. E. WERTHEIMER	1/13/05
R. E. WERTHEIMER,
Director

D. A. WOLLENBERG	1/13/05
D. A. WOLLENBERG,
Director

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Longview Fibre Company (a)
3.2	Bylaws of Longview Fibre Company (g)
4.1	Long-term debts that do not exceed 10% of the total assets of the company, details of which will be supplied to the
Commission upon request:
Senior Notes due through 2010 (5.21%-8.84%) $154,500,000
Revenue Bonds payable through 2018 (floating rates, 1.78%
through 1.93% at October 31, 2004) $14,500,000
4.2	Indenture dated as of January 25,2002.(b)
4.3	Rights Agreement Dated as of March 1, 1999.(c)
4.4	Registration Rights Agreement dated January 25, 2002.(b)
10.1	Form of Termination Protection Agreement (d)(*)
10.2	Credit Agreement dated as of December 15, 2003 (g)
10.3	Short-Term Incentive Plan (*)
21.1	Subsidiaries (f)
23.1	Consent of Independent Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg,
President, Chief Executive Officer and Chairman of the Board.
31.2	Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin,
Sr. Vice President-Finance, Secretary and Treasurer.
32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer
and Chairman of the Board.
32.2	Section 1350 Certification by L. J. McLaughlin, Sr. Vice President-
Finance, Secretary and Treasurer.
99.1	Salary Savings Plan - Trust Agreement (e)(*)
99.2	Hourly Savings Plan - Trust Agreement (e)
99.3	Branch Hourly Savings Plan - Trust Agreement (e)
99.4	Salary Savings Plan (f)(*)
99.5	Salary Savings Plan - Amendment No. 1 (f)(*)
99.6	Salary Savings Plan - Amendment No. 2 (f)(*)
99.7	Salary Savings Plan - Amendment No. 3 (g)(*)
99.8	Hourly Savings Plan (f)
99.9	Hourly Savings Plan - Amendment No. 1 (f)
99.10	Hourly Savings Plan - Amendment No. 2 (f)
99.11	Hourly Savings Plan - Amendment No. 3 (g)
99.12	Branch Hourly Savings Plan (f)
99.13	Branch Hourly Savings Plan - Amendment No. 1 (f)
99.14	Branch Hourly Savings Plan - Amendment No. 2 (f)
99.15	Branch Hourly Savings Plan - Amendment No. 3 (g)

(a)	Incorporated by reference to company’s Annual Report on Form 10-K for the year ended October 31, 1990.

(b)	Incorporated by reference to company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

(c)	Incorporated by reference to company’s Current Report on Form 8-K dated February 18, 1999.

(d)	Incorporated by reference to company’s Annual Report on Form 10-K for the quarter ended October 31, 1994.

(e)	Incorporated by reference to company’s Annual Report on Form 10-K for the year ended October 31, 2000.

(f)	Incorporated by reference to company's Annual Report on Form 10-K for the year ended October 31, 2002.

(g)	Incorporated by reference to company’s Annual Report on Form 10-K for the year ended October 31, 2003.

(*)	Indicates management contract or compensatory plan or arrangement.

