Form 10-Q
period 2005-01-31
LONGVIEW FIBRE CO
filed 2005-03-11
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended January 31, 2005

Commission File No. 0-1370

Longview Fibre Company (Exact name of registrant as specified in its charter)

Washington	91-0298760
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	Identification No.)

300 Fibre Way, Longview, Washington	98632
(Address of principal executive offices)	(Zip Code)

(360) 425-1550
(Registrant's telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes X No ___

51,076,567 Common Shares were outstanding as of February 28, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31
(thousands except per share)	2005	2004
Net sales
Timber	$43,367	$34,510
Paper and paperboard	71,304	42,367
Converted products	109,409	93,050
	224,080	169,927

Cost of products sold, including outward freight	188,214	155,853
Gross profit	35,866	14,074

Selling, administrative and general expenses	21,747	19,437

Operating profit (loss)
Timber	19,455	13,657
Paper and paperboard	(2,873)	(8,677)
Converted products	(2,463)	(10,343)
	14,119	(5,363)

Interest income	44	36
Interest expense	(9,329)	(9,620)
Miscellaneous	423	213
Income (loss) before taxes	5,257	(14,734)

Provision (benefit) for taxes
Current	142	(148)
Deferred	1,803	(5,303)
	1,945	(5,451)

Net Income (loss)	$3,312	$(9,283)

Earnings per share
Net income (loss)	$0.06	$(0.18)

Average shares outstanding in the hands of the public	51,077	51,077

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	Jan. 31	Oct. 31	Jan. 31
	2005	2004	2004
(dollars in thousands except per share)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Accounts and notes receivable	$108,652	$111,723	$84,205
Allowance for doubtful accounts	1,350	1,350	1,350
Inventories, at lower cost or market; costs are based on last-in, first-out method except for supplies at current averages
Finished goods	18,186	21,791	15,820
Goods in process	11,886	16,275	9,160
Raw materials and supplies	46,920	45,457	39,215
Other	8,980	7,800	8,864
Total current assets	193,274	201,696	155,914
Capital assets:
Buildings, machinery and equipment at cost	1,832,588	1,828,195	1,819,667
Accumulated depreciation	1,153,093	1,139,390	1,111,677
Costs to be depreciated in future years	679,495	688,805	707,990
Plant sites at cost	3,549	3,549	3,549
	683,044	692,354	711,539
Timber at cost less depletion	196,304	196,440	186,032
Roads at cost less amortization	8,557	8,631	8,378
Timberlands at cost	24,598	24,598	20,671
	229,459	229,669	215,081
Total capital assets	912,503	922,023	926,620
Pension and other assets	147,488	147,211	148,728
	$1,253,265	$1,270,930	$1,231,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$8,255	$12,370	$6,401
Accounts payable	56,067	66,063	44,574
Short-term borrowings	20,000	10,000	15,000
Payrolls payable	16,946	15,897	14,869
Other taxes payable	9,173	9,100	8,702
Current installments of long-term debt	-	30,000	30,000
Total current liabilities	110,441	143,430	119,546
Long-term debt	452,179	442,148	463,526
Deferred taxes - net	206,586	204,783	190,107
Other liabilities	38,115	36,915	35,059
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	366,023	363,733	343,103
Total shareholders' equity	445,944	443,654	423,024
	$1,253,265	$1,270,930	$1,231,262

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	January 31
(thousands)	2005	2004
Cash provided by (used for) operations:
Net income (loss)	$3,312	$(9,283)
Charges to income (loss) not requiring cash:
Depreciation	17,619	17,908
Depletion and amortization	2,790	1,333
Deferred taxes - net	1,803	(5,303)
(Gain) loss on disposition of capital assets	204	(35)

Change in:
Accounts and notes receivable	3,071	15,549
Inventories	6,531	1,153
Other	(1,180)	(1,755)
Pension and other noncurrent assets	(277)	(2,817)
Accounts, payrolls and other taxes payable	(8,890)	(6,945)
Other noncurrent liabilities	184	627
Cash provided by operations	25,167	10,432

Cash provided by (used for) investing:
Additions to: Plant and equipment	(9,440)	(4,235)
Timber and timberlands	(2,593)	(2,574)
Proceeds from sale of capital assets	940	90
Cash used for investing	(11,093)	(6,719)

Cash provided by (used for) financing:
Long-term debt	(18,953)	30,048
Short-term borrowings	10,000	(29,000)
Payable to bank resulting from checks in transit	(4,115)	(4,789)
Accounts payable for construction	16	28
Cash dividends	(1,022)	-
Cash used for financing	(14,074)	(3,713)

Change in cash position	-	-
Cash position, beginning of period	-	-
Cash position, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$15,998	$15,333
Income taxes	68	(1)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended
	January 31

(thousands except per share)	2005	2004
COMMON STOCK:
Balance at beginning of period	$76,615	$76,615
Balance at end of period	$76,615	$76,615

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$3,306	$3,306
Balance at end of period	$3,306	$3,306

RETAINED EARNINGS:
Balance at beginning of period	$363,733	$352,386
Net income (loss)	3,312	(9,283)
Less cash dividends on common stock	(1,022)	-
Balance at end of period	$366,023	$343,103

DIVIDENDS PAID PER SHARE:	$0.02	$-

COMMON SHARES:
Balance at beginning of period	51,077	51,077
Balance at end of period	51,077	51,077

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

The components of net periodic pension income are summarized as follows:

	Three Months
	Ended January 31
thousands	2005	2004
Service cost - benefits earned
during the year	$2,470	$2,257
Interest cost on benefit obligation	6,097	5,988
Expected return on plan assets	(10,958)	(11,309)
Amortization of prior service cost	1,469	1,486
Net periodic (income)	$(922)	$(1,578)

We do not expect to make any contributions to our pension plans in 2005.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $636,000 during the three month period ended January 31, 2005 and we expect to contribute approximately $2.6 million for the full fiscal year.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. We paid $472,000 for these benefits during the three-month period ended January 31, 2005 and we expect to pay approximately $2.0 million for the full fiscal year.

The components of net periodic postretirement cost are summarized as follows:

	Three Months
	Ended January 31
thousands	2005	2004
Service cost - benefits earned
during the year	$362	$316
Interest cost on benefit obligation	578	574
Amortization of transition obligation	124	124
Amortization of net loss	27	11
Net periodic benefit cost	$1,091	$1,025

NOTE 3: We use derivative financial instruments that are designated as hedges of the fair value of long-term debt and meet the shortcut method requirements under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The changes in fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt, therefore the adjustments are recorded on the balance sheet and do not impact income. Unrealized gains and losses are recorded as current or non-current assets or liabilities on the balance sheet based on the classification of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the fiscal quarters ended January 31, 2005 and 2004.

Total deferred gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $6.64 million and $6.61 million at January 31, 2005 and 2004, respectively. The deferred gain is included in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the outstanding interest rate swaps resulted in a derivative liability of $1.1 million at January 31, 2005 and a derivative asset of $0.5 million at January 31, 2004, with a corresponding adjustment to long-term debt. See Note 4.

NOTE 4: Subsequent event - In February 2005, we terminated our two interest rate swap agreements and paid cash of $1.0 million resulting in a deferred loss of $1.1 million, which taken alone would increase our interest expense. However, this deferred loss will be netted with deferred gains on prior interest rate swap terminations and will be included in Other liabilities in the balance sheet. The resulting net gain will reduce interest expense over the remaining term of the senior subordinated notes, which mature in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2005 COMPARED WITH

THREE MONTHS ENDED JANUARY 31, 2004

Net Sales - First fiscal quarter 2005 net sales were $224.1 million, compared with $169.9 million for the first fiscal quarter of 2004. This 31.9% increase was attributed to an increase of 25.7% in timber segment sales, a 68.3% increase in the paper and paperboard segment sales, and a 17.6% increase in converted products sales.  See “Selected Segment Results” below.

Cost of Products Sold - First fiscal quarter 2005 cost of products sold was $188.2 million, or 84.0% of net sales, compared with $155.9 million, or 91.7% of net sales, for first fiscal quarter 2004. This decrease as a percentage of net sales was primarily due to a 20.9% decrease in total energy cost per ton of production at the paper mill, a 15.1% and 14.0% decrease in labor costs per ton of production at the paper mill and the converting plants, respectively, and an 80.4% utilization rate at the paper mill in the first fiscal quarter of 2005, compared with 62.4% in the first fiscal quarter of 2004. This decrease was offset in part by a 14.9% increase in total logging costs and reduced pension income. Pension income has a positive effect on cost of products sold in all of our segments by reducing our accrued labor obligations. Total fiber costs remained flat.

Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation on our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads.

Selling, General and Administrative Expenses - First fiscal quarter 2005 selling, general and administrative expenses were $21.7 million, or 9.7% of net sales, compared with $19.4 million, or 11.4% of net sales, for first fiscal quarter 2004. The primary reason for this decrease percentage of net sales was an increase in net sales due to pricing and volume increases, partially offset by increased salaries, consulting costs and less pension income.  See “Selected Segment Results” below.

Operating Profit (Loss) - First fiscal quarter 2005 operating profit was $14.1 million compared with operating loss of $5.4 million for the first fiscal quarter 2004. This increase in operating profit was attributed to an increase of 42.5% in the timber segment, an improvement of 66.9% in the paper and paperboard segment, and a 76.2% improvement in the converted products segment. See “Selected Segment Results” below.

Provision (Benefit) for Taxes - First fiscal quarter 2005 provision for income taxes was $1.9 million reflecting a tax rate of 37.0%. First fiscal quarter 2004 provision for income taxes was a benefit of $5.5 million reflecting a tax rate of 37.0%.

Net Income (Loss) - For the reasons noted above, we earned net income of $3.3 million for the first fiscal quarter 2005 compared with a net loss of $9.3 million for first fiscal quarter 2004.

Selected Segment Results
Timber
	Fiscal Quarter Ended
	January 31		Percentage
	2005	2004	Increase/(Decrease)
Timber net sales, $ millions	$43.4	$34.5	25.7
Timber operating profit, $ millions	19.5	13.7	42.5

Logs, thousands of board feet	63,445	48,752	30.1
Lumber, thousands of board feet	18,023	26,085	(30.9)
Logs, $/thousand board feet	$587	$524	12.0
Lumber, $/thousand board feet	339	343	(1.2)

First fiscal quarter 2005 timber net sales were $43.4 million, compared with $34.5 million for first fiscal quarter 2004. This 25.7% increase was due primarily to an increase in log volume of 30.1% and an increase in log prices of 12.0%, partially offset by a decrease in lumber volume of 30.9% along with a decrease in lumber prices of 1.2%. Strong demand and favorable weather conditions resulted in log volume increases compared to first fiscal quarter 2004, which was adversely affected by severe winter weather. First quarter harvest levels are inline with our target sales levels of 240 to 250 million board feet for fiscal year 2005. The lumber decreases reflected our decision to optimize our total returns and discontinue the processing of logs into lumber at a third party sawmill in Oregon.

First fiscal quarter 2005 domestic log sales increased 78.9% on a 50.1% volume increase and 19.1% price increase from year ago-levels due to the strong housing market. First fiscal quarter 2005 export sales in the timber segment were $6.2 million, or 14.2% of timber net sales, compared with $8.3 million, or 24.1%, for first fiscal quarter 2004. Export log sales declined 24.6% on a 29.7% volume decline, partially offset by a 7.3% increase in average prices. The volume decline was primarily the result of less volume of export quality logs harvested in the first fiscal quarter of 2005 and the selling of certain export quality logs in the strong domestic market.

First fiscal quarter 2005 timber operating profit was $19.5 million, compared with $13.7 million for first fiscal quarter 2004. The primary reasons for this 42.5% improvement were an increase in log volume sold and increased log prices, partially offset by a 14.9% increase in logging costs and lower lumber volume and price.

Paper and Paperboard
	Fiscal Quarter Ended
	January 31		Percentage
	2005	2004	Increase/(Decrease)
Paper and Paperboard net sales,
$ millions	$71.3	$42.4	68.3
Paper and Paperboard operating
Profit (loss), $ millions	(2.9)	(8.7)	-

Paper, tons	93,348	60,632	54.0
Paperboard, tons	43,036	19,891	116.4
Paper, $/ton FOB mill equivalent	$549	$550	(0.2)
Paperboard, $/ton FOB mill equivalent	350	340	2.9

First fiscal quarter 2005 paper and paperboard net sales were $71.3 million, compared with $42.4 million for first fiscal quarter 2004. Paper net sales in the first fiscal quarter 2005 increased 58.1% to $56.0 million from $35.4 million in the prior year period. Paperboard net sales in the first fiscal quarter 2005 increased 120.1% to $15.3 million from $7.0 million in the prior year period. The increased sales were primarily due to a 54.0% and 116.4% increase in paper and paperboard volume, respectively, and an increase in average paperboard price of 2.9%. Paper prices remained flat. The paper volume increase was the result of the general economic improvement in the U.S. market and the company enjoying an increased share of the lightweight bag paper market as some competitors changed from lightweight paper to paperboard production. The increase in lightweight bag paper sales caused average paper sales price, from what we would have otherwise experienced, to decline due to the relative lower price of these grades of paper. The paperboard volume increase was primarily due to our decision to produce and sell roll pulp to paperboard producers in Asia, with approximately 14,000 tons sold in first fiscal quarter 2005, compared with no sales in first fiscal quarter 2004. The balance of the increased volume was from linerboard sales resulting from the improved economy.

Domestic paper net sales increased 65.7% on a 62.8% volume increase. Domestic paperboard net sales increased 54.5% as volume increased 35.6% and average prices improved 14.7%. Export sales in the paper and paperboard segment were $19.2 million, or 27.0% of paper and paperboard net sales, compared with $10.7 million, or 25.3%, for first fiscal quarter 2004. Export paper sales grew 29.2% on 24.8% higher volume and 2.8% higher average price. Export paperboard sales increased 189.1% as volume grew 192.3%. The primary reason for the volume increases in export sales were the new sales of roll pulp and increased linerboard sales in the export market.

First fiscal quarter 2005 paper and paperboard operating loss was $2.9 million, compared with an operating loss of $8.7 million for first fiscal quarter 2004. Operating results were positively affected by lower paper mill energy costs per ton of production, down 20.9% compared with first fiscal quarter 2004, and decreased labor costs per ton of production, down 15.1%. Higher mill utilization of 80.4% compared with first fiscal quarter 2004 of 62.4% also positively contributed to operating results. During the quarter, we continued to fully curtail two of our twelve paper machines and partially curtailed another in order to match incoming orders with production.

Converted Products

	Fiscal Quarter Ended
	January 31		Percentage
	2005	2004	Increase/(Decrease)
Converted Products sales, $ millions	$109.4	$93.1	17.6
Converted Products operating
profit (loss), $ millions	(2.5)	(10.3)	-

Converted Products, tons	132,111	115,969	13.9
Converted Products, $/ton	$828	$802	3.2

First fiscal quarter 2005 converted products net sales were $109.4 million, compared with $93.1 million for first fiscal quarter 2004. This 17.6% increase is due primarily to an increase in volume of 13.9% and an increase in price of 3.2%. Demand for our products was up due to the improving general economy.

First fiscal quarter 2005 operating loss was $2.5 million, compared with an operating loss of $10.3 million for first fiscal quarter 2004. Operating results were positively affected by the price and volume improvement and by a 14.0% decrease in labor costs per ton of product produced. The average mill cost of paperboard supplied to our converting plants decreased by 9.1% for first fiscal quarter 2005, as compared with first fiscal quarter 2004; however, outside purchased paperboard increased approximately 15%, resulting in a 0.9% net increase in the cost of paperboard provided to our converting plants.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, our total borrowed debt was $473.2 million including long-term debt of $453.2 million and short-term borrowings of $20.0 million.

At January 31, 2005, we had $115.0 million outstanding under our $250 million revolving credit facility, excluding letters of credit of $9.9 million. Also outstanding at January 31, 2005, were various senior notes totaling $124.5 million, revenue bonds of $14.5 million and senior subordinated notes of $214.2 million, net of original issuance discount. In addition, we had $5.0 million outstanding on a $15 million uncommitted line of credit. As of January 31, 2005, we had approximately $135.0 million available under our bank lines of credit. During the quarter, we paid off a $30 million senior note from borrowings under our revolving credit facility. At current interest rates, we estimate the annual savings from paying off this high rate senior note with LIBOR based borrowings to be over $1 million. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, long-term borrowing ratio and fixed charge coverage ratio and restrict our payment of dividends. At January 31, 2005, we were in compliance with such covenants.

Net cash provided by operations was $25.2 million in the first fiscal quarter 2005 and $10.4 million for the first fiscal quarter 2004. The primary reason for this increase was the increase in net income.

Net cash used for investing was $11.1 million in the first fiscal quarter 2005 and $6.7 million in the first fiscal quarter 2004. Our capital expenditures, including timberland acquisitions, were $12.0 million in the first fiscal quarter 2005, compared with $6.8 million in the first fiscal quarter 2004. Capital expenditures are expected to be approximately $40 to $50 million for fiscal year 2005 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the first fiscal quarter 2005 was $14.1 million while net cash used for financing was $3.7 million for the first fiscal quarter 2004. Borrowed debt decreased by $9.0 million during the first fiscal quarter 2005 due to improved earnings. Borrowed debt increased by $1.0 million during the first fiscal quarter 2004 from the previous quarter due partially to reduced cash from operations offset in part by modest capital expenditures.

Each quarter we determine the amount of our dividend, if any, based on, among other things, operating results, current market conditions, debt levels and covenants of financing agreements. A cash dividend of $0.02 per share was declared and paid in the first fiscal quarter 2005 in the aggregate amount of $1.0 million. Cash dividends were not paid in the first fiscal quarter of 2004.

In February 2005, we terminated our two interest rate swap agreements and paid cash of $1.0 million resulting in a deferred loss of $1.1 million, which taken alone would increase our interest expense. However, this deferred loss will be netted with deferred gains on prior interest rate swap terminations and will be included in Other liabilities in the balance sheet. The resulting net deferred gain will reduce interest expense over the remaining term of the underlying senior subordinated notes, which mature in 2009.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning expected log sales volume; expected capital expenditures; expected interest savings; and anticipated cost of and availability of cash flow and financing to fund operations, meet debt payment obligations and for planned capital expenditure requirements.

Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company’s customers or competitors affecting supply of or demand for the company’s products, energy or raw materials, changes in product, energy or raw material prices; capital project delay, cost overruns or unforeseen maintenance on capital assets or advantageous capital acquisitions; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; weather; labor disputes; unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims; unforeseen developments in the company's business; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; or other unforeseen events. The company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our derivative activities are primarily limited to interest rate swaps. During the quarter we had in effect two interest rate swaps on a portion of our debt, to hedge exposure of our fixed rate debt. See Notes 3 and 4 to our financial statements for a more detailed discussion of our interest rate swaps. The swaps were terminated in February 2005. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. The fair market value of long-term fixed interest rate debt is subject to interest rate risk as well. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this quarterly report. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that as of January 31, 2005, the disclosure controls and procedures were effective.

There have not been any significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As we have reported from time to time since 2002, we have been, and currently are, named a defendant in a number of asbestos-related lawsuits in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. In each of the lawsuits, the plaintiff alleges asbestos-related injuries from exposure to the defendants’ asbestos products, as well as exposure to asbestos while working on certain of the defendants' premises. At least one lawsuit alleges the plaintiff worked at our premises for unidentified contractors. In all other respects the claims are not specific as to what, if any, contacts the plaintiffs had with us or our manufacturing plants or products. None of the claims specifies damages sought from us individually, but each plaintiff alleges a general jurisdictional amount against all defendants.

In the past, we have been routinely dismissed from these types of actions without any payment or liability to the plaintiffs. The process by which the plaintiffs in these actions file claims have led, and we believe will continue to lead, to additional similar lawsuits. We believe we will likely again be dismissed as a defendant, without prejudice, from these suits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

ITEM 5. OTHER INFORMATION.

Nothing to report.

ITEM 6. EXHIBITS.

The Exhibits to this report on Form 10-Q are listed on the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW FIBRE COMPANY
(Registrant)

L. J. McLAUGHLIN  03/10/05
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer

A. G. HIGGENS  03/10/05
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