Form 10-Q/A
period 2005-01-31
LONGVIEW FIBRE CO
filed 2005-06-08
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q/A

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
Yes X No ____

51,076,567 Common Shares were outstanding as of February 28, 2005

EXPLANATORY NOTE

Longview Fibre Company is filing this Amendment No. 1 on Form 10-Q/A to its original Quarterly Report on Form 10-Q for its first fiscal quarter ended January 31, 2005 to correct an error in its reported financial results caused by a data entry mistake related to an incorrect index rate used to value inventory in the first fiscal quarter of 2005. See Note 5 to the company's financial statements for additional discussion. All information contained in this Amendment No. 1 continues to reflect events and transactions occurring through the date of the original Form 10-Q filed on March 10, 2005, and the company has not updated the disclosures to reflect any events other than corrections related to the error caused by the data entry mistake and a restatement of Item 4.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	January 31
	2005	2004
(thousands except per share)	As Restated (see Note 5)
Net sales
Timber	$43,367	$34,510
Paper and paperboard	71,304	42,367
Converted products	109,409	93,050
	224,080	169,927

Cost of products sold, including outward freight	189,310	155,853
Gross profit	34,770	14,074

Selling, administrative and general expenses	21,747	19,437

Operating profit (loss)
Timber	19,455	13,657
Paper and paperboard	(3,304)	(8,677)
Converted products	(3,128)	(10,343)
	13,023	(5,363)

Interest income	44	36
Interest expense	(9,329)	(9,620)
Miscellaneous	423	213
Income (loss) before taxes	4,161	(14,734)

Provision (benefit) for taxes
Current	113	(148)
Deferred	1,427	(5,303)
	1,540	(5,451)

Net Income (loss)	$2,621	$(9,283)

Earnings per share
Net income (loss)	$0.05	$(0.18)

Average shares outstanding in the hands of the public	51,077	51,077

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	Jan. 31	Oct. 31	Jan. 31
	2005	2004	2004
	(Unaudited)		(Unaudited)
	As Restated
(dollars in thousands except per share)	(see Note 5)
ASSETS
Current assets:
Accounts and notes receivable	$108,652	$111,723	$84,205
Allowance for doubtful accounts	1,350	1,350	1,350
Inventories, at lower cost or market; costs are based on last-in, first-out method except for supplies at current averages
Finished goods	17,680	21,791	15,820
Goods in process	11,420	16,275	9,160
Raw materials and supplies	46,796	45,457	39,215
Other	8,980	7,800	8,864
Total current assets	192,178	201,696	155,914
Capital assets:
Buildings, machinery and equipment at cost	1,832,588	1,828,195	1,819,667
Accumulated depreciation	1,153,093	1,139,390	1,111,677
Costs to be depreciated in future years	679,495	688,805	707,990
Plant sites at cost	3,549	3,549	3,549
	683,044	692,354	711,539
Timber at cost less depletion	196,304	196,440	186,032
Roads at cost less amortization	8,557	8,631	8,378
Timberlands at cost	24,598	24,598	20,671
	229,459	229,669	215,081
Total capital assets	912,503	922,023	926,620
Pension and other assets	147,488	147,211	148,728
	$1,252,169	$1,270,930	$1,231,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$8,255	$12,370	$6,401
Accounts payable	56,067	66,063	44,574
Short-term borrowings	20,000	10,000	15,000
Payrolls payable	16,946	15,897	14,869
Other taxes payable	9,144	9,100	8,702
Current installments of long-term debt	-	30,000	30,000
Total current liabilities	110,412	143,430	119,546
Long-term debt	452,179	442,148	463,526
Deferred taxes - net	206,210	204,783	190,107
Other liabilities	38,115	36,915	35,059
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	365,332	363,733	343,103
Total shareholders' equity	445,253	443,654	423,024
	$1,252,169	$1,270,930	$1,231,262

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	January 31
	2005	2004
	As Restated
(thousands)	(see Note 5)
Cash provided by (used for) operations:
Net income (loss)	$2,621	$(9,283)
Charges to income (loss) not requiring cash:
Depreciation	17,619	17,908
Depletion and amortization	2,790	1,333
Deferred taxes - net	1,427	(5,303)
(Gain) loss on disposition of capital assets	204	(35)

Change in:
Accounts and notes receivable	3,071	15,549
Inventories	7,627	1,153
Other	(1,180)	(1,755)
Pension and other noncurrent assets	(277)	(2,817)
Accounts, payrolls and other taxes payable	(8,919)	(6,945)
Other noncurrent liabilities	184	627
Cash provided by operations	25,167	10,432

Cash provided by (used for) investing:
Additions to: Plant and equipment	(9,440)	(4,235)
Timber and timberlands	(2,593)	(2,574)
Proceeds from sale of capital assets	940	90
Cash used for investing	(11,093)	(6,719)

Cash provided by (used for) financing:
Long-term debt	(18,953)	30,048
Short-term borrowings	10,000	(29,000)
Payable to bank resulting from checks in transit	(4,115)	(4,789)
Accounts payable for construction	16	28
Cash dividends	(1,022)	-
Cash used for financing	(14,074)	(3,713)

Change in cash position	-	-
Cash position, beginning of period	-	-
Cash position, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$15,998	$15,333
Income taxes	68	(1)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended
	January 31
	2005	2004
	(As Restated)
(thousands except per share)	(see Note 5)
COMMON STOCK:
Balance at beginning of period	$76,615	$76,615
Balance at end of period	$76,615	$76,615

ADDITONAL PAID-IN CAPITAL:
Balance at beginning of period	$3,306	$3,306
Balance at end of period	$3,306	$3,306

RETAINED EARNINGS:
Balance at beginning of period	$363,733	$352,386
Net income (loss)	2,621	(9,283)
Less cash dividends on common stock	(1,022)	-
Balance at end of period	$365,332	$343,103

DIVIDENDS PAID PER SHARE:	$0.02	$-

COMMON SHARES:
Balance at beginning of period	51,077	51,077
Balance at end of period	51,077	51,077

The accompanying notes are an integral part of these financial statements.

NOTE 1: The consolidated interim financial statements have been prepared by the company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted for the interim statements. Accordingly, these statements should be read in conjunction with the company's latest annual report. Certain costs of a normal recurring nature are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to be fairly stated.

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

NOTE 5: Restatement - The company is restating its previously reported financial results for the first fiscal quarter to correct an error in its LIFO inventory valuation. The restatement reduces gross profit to $34.8 million, a reduction of $1.1 million from the previously reported amount of $35.9 million for the quarter. As restated, operating profit was $13.0 million, compared to the previously reported amount of $14.1 million, and net income was $2.6 million, compared to the previously reported amount of $3.3 million.

The company uses the last-in, first-out, or LIFO, method of valuing inventories. Each quarter the company calculates LIFO inventory in connection with the determination of the cost of products sold on a discrete quarterly basis.

The cumulative LIFO index rate for valuing inventory decrements for the first fiscal quarter 2005 was improperly set at a prior year’s rate instead of the proper current rate. The error was caused when the company updated its model used for the LIFO calculation for its manufacturing segments - paper and paperboard and converted products and was not detected during the normal review process of the LIFO calculation.

As a result of the error, a LIFO adjustment of $0.7 million was recorded in the first fiscal quarter of 2005. Had the company calculated the first interim quarter correctly, a LIFO adjustment of $1.8 million would have been recorded. The difference for the first fiscal quarter 2005 is an adjustment of $1.1 million, resulting in lower operating profit and pretax income for the first fiscal quarter by $1.1 million, or 7.8% and 20.8%, respectively. The impact on net income is a reduction of $0.7 million, or $0.01 per share.

(dollars in thousands)	As Reported	Adjustment	As Restated	% Change
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of Products Sold	188,214	1,096	189,310	0.6%
Operating Profit	14,119	(1,096)	13,023	(7.8%)
Timber	19,455	-	19,455	-
Paper and Paperboard	(2,873)	(431)	(3,304)	(15.0%)
Converted Products	(2,463)	(665)	(3,128)	(27.0%)
Income before income taxes	5,257	(1,096)	4,161	(20.8%)
Net income	3,312	(691)	2,621	(20.9%)
Per share	0.06	(0.01)	0.05	(16.7%)

CONSOLIDATED BALANCE SHEET
Inventories
Finished goods	18,186	(506)	17,680	(2.8%)
Goods in process	11,886	(466)	11,420	(3.9%)
Raw materials and supplies	46,920	(124)	46,796	(0.3%)
Other taxes payable	9,173	(29)	9,144	(0.3%)
Deferred taxes - net	206,586	(376)	206,210	(0.2%)
Retained earnings	366,023	(691)	365,332	(0.2%)

CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	3,312	(691)	2,621	(20.9%)
Deferred taxes - net	1,803	(376)	1,427	(20.9%)
Inventories	6,531	1,096	7,627	16.8%
Accounts, payrolls and other taxes payable	(8,890)	(29)	(8,919)	(0.3%)
Cash provided by operations	25,167	-	25,167	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED WITH

THREE MONTHS ENDED JANUARY 31, 2004

Restatement - The following discussion gives effect to the restatement disclosed in Note 5 to, and reflected in, our financial statements.

Net Sales - First fiscal quarter 2005 net sales were $224.1 million, compared with $169.9 million for the first fiscal quarter of 2004. This 31.9% increase was attributed to an increase of 25.7% in timber segment sales, a 68.3% increase in the paper and paperboard segment sales, and a 17.6% increase in converted products sales.  See “Selected Segment Results” below.

Cost of Products Sold - First fiscal quarter 2005 cost of products sold was $189.3 million, or 84.5% of net sales, compared with $155.9 million, or 91.7% of net sales, for first fiscal quarter 2004. This decrease as a percentage of net sales was primarily due to a 20.9% decrease in total energy cost per ton of production at the paper mill, a 15.1% and 14.0% decrease in labor costs per ton of production at the paper mill and the converting plants, respectively, and an 80.4% utilization rate at the paper mill in the first fiscal quarter of 2005, compared with 62.4% in the first fiscal quarter of 2004. This decrease was offset in part by a 14.9% increase in total logging costs and reduced pension income. Pension income has a positive effect on cost of products sold in all of our segments by reducing our accrued labor obligations. Total fiber costs remained flat.

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

Operating Profit (Loss) - First fiscal quarter 2005 operating profit was $13.0 million compared with operating loss of $5.4 million for the first fiscal quarter 2004. This increase in operating profit was attributed to an increase of 42.5% in the timber segment, an improvement of 61.9% in the paper and paperboard segment, and a 69.8% improvement in the converted products segment. See “Selected Segment Results” below.

Provision (Benefit) for Taxes - First fiscal quarter 2005 provision for income taxes was $1.5 million reflecting a tax rate of 37.0%. First fiscal quarter 2004 provision for income taxes was a benefit of $5.5 million reflecting a tax rate of 37.0%.

Net Income (Loss) - For the reasons noted above, we earned net income of $2.6 million for the first fiscal quarter 2005 compared with a net loss of $9.3 million for first fiscal quarter 2004.

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

Paper and Paperboard
	Fiscal Quarter Ended
	January 31		Percentage
	2005	2004	Increase/(Decrease)
	As
	Restated
Paper and Paperboard net sales,
$ millions	$71.3	$42.4	68.3
Paper and Paperboard operating
Profit (loss), $ millions	(3.3)	(8.7)	-

Paper, tons	93,348	60,632	54.0
Paperboard, tons	43,036	19,891	116.4
Paper, $/ton FOB mill equivalent	$549	$550	(0.2)
Paperboard, $/ton FOB mill equivalent	350	340	2.9

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

First fiscal quarter 2005 paper and paperboard operating loss was $3.3 million, compared with an operating loss of $8.7 million for first fiscal quarter 2004. Operating results were positively affected by lower paper mill energy costs per ton of production, down 20.9% compared with first fiscal quarter 2004, and decreased labor costs per ton of production, down 15.1%. A reduction in LIFO expense in the first fiscal quarter 2005 of $0.6 million compared with first fiscal quarter 2004, and higher mill utilization of 80.4% compared with first fiscal quarter 2004 of 62.4% also positively contributed to operating results. During the quarter, we continued to fully curtail two of our twelve paper machines and partially curtailed another in order to match incoming orders with production.

Converted Products

	Fiscal Quarter Ended
	January 31		Percentage
	2005	2004	Increase/(Decrease)
	As
	Restated
Converted Products sales, $ millions	$109.4	$93.1	17.6
Converted Products operating
profit (loss), $ millions	(3.1)	(10.3)	-

Converted Products, tons	132,111	115,969	13.9
Converted Products, $/ton	$828	$802	3.2

First fiscal quarter 2005 converted products net sales were $109.4 million, compared with $93.1 million for first fiscal quarter 2004. This 17.6% increase is due primarily to an increase in volume of 13.9% and an increase in price of 3.2%. Demand for our products was up due to the improving general economy.

First fiscal quarter 2005 operating loss was $3.1 million, compared with an operating loss of $10.3 million for first fiscal quarter 2004. Operating results were positively affected by the price and volume improvement and by a 14.0% decrease in labor costs per ton of product produced. Operating results were also positively affected by a reduction in LIFO expense in the first fiscal quarter 2005 of $1.4 million compared with first fiscal quarter 2004, mainly due to lower inventory volume at the end of first quarter 2005. The average mill cost of paperboard supplied to our converting plants decreased by 9.1% for first fiscal quarter 2005, as compared with first fiscal quarter 2004; however, outside purchased paperboard increased approximately 15%, resulting in a 0.9% net increase in the cost of paperboard provided to our converting plants.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the material weakness in internal control over financial reporting discussed below, our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

We do not expect that our disclosure controls or our internal controls will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all our control issues and instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control Over Financial Reporting. As of January 31, 2005, the company had a deficiency in internal controls over the valuation of inventory. Specifically, an effective review of the LIFO inventory calculation and the related index rates included in such calculation was not performed. As a result of the ineffective review, a data entry error in the first quarter 2005 calculation was not detected prior to the issuance of the first quarter 2005 consolidated financial statements. This control deficiency resulted in the restatement of our first quarter 2005 consolidated financial statements as described in Note 5 above. In addition, unless effectively remediated, this control deficiency could result in a misstatement to inventory that could result in a material misstatement to the annual or interim financial statements. Under the Public Company Accounting Oversight Board’s Auditing Standard No. 2, the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in the design or operation of a company’s internal control over financial reporting exists. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management Remediation Plan. We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of the first fiscal quarter. These actions include adopting an adequate independent review of the LIFO calculation including performing a duplicate calculation. These actions are planned to be in place during our third fiscal quarter ended July 31, 2005.

Changes in Internal Control over Financial Reporting. With the exception of the material weakness noted above, there were no other changes in our internal control over financial reporting during our first fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

ITEM 5. OTHER INFORMATION.

Nothing to report.

ITEM 6. EXHIBITS.

The Exhibits to this report on Form 10-Q/A are listed on the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW FIBRE COMPANY
(Registrant)

L. J. McLAUGHLIN     06/8/05
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer

A. G. HIGGENS     06/8/05
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