Form 10-Q
period 2005-04-30
LONGVIEW FIBRE CO
filed 2005-06-09
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended April 30, 2005

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
Yes   X        No ____

51,076,567 Common Shares were outstanding as of May 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	April 30		April 30
(thousands except per share)	2005	2004	2005	2004
Net sales
Timber	$52,200	$61,373	$95,567	$95,883
Paper and paperboard	64,210	54,404	135,514	96,771
Converted products	107,999	97,606	217,408	190,656
	224,409	213,383	448,489	383,310

Cost of products sold, including outward freight	179,662	173,934	368,972	329,787
Gross profit	44,747	39,449	79,517	53,523

Selling, administrative and general expenses	21,773	20,874	43,520	40,311

Operating profit (loss)
Timber	26,026	31,875	45,481	45,532
Paper and paperboard	(48)	(8,962)	(3,352)	(17,639)
Converted products	(3,004)	(4,338)	(6,132)	(14,681)
	22,974	18,575	35,997	13,212

Interest income	56	43	100	79
Interest expense	(9,345)	(9,355)	(18,674)	(18,975)
Miscellaneous	218	175	641	388
Income (loss) before taxes	13,903	9,438	18,064	(5,296)

Provision (benefit) for taxes
Current	375	95	488	(53)
Deferred	4,769	3,396	6,196	(1,907)
	5,144	3,491	6,684	(1,960)

Net Income (loss)	$8,759	$5,947	$11,380	$(3,336)

Earnings per share
Net income (loss)	$0.17	$0.12	$0.22	$(0.07)
Dividends	0.02	-	0.04	-

Average shares outstanding in the hands of the public	51,077	51,077	51,077	51,077

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	Apr. 30	Oct. 31	Apr. 30
	2005	2004	2004
(dollars in thousands except per share)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Accounts and notes receivable	$106,389	$111,723	$95,426
Allowance for doubtful accounts	1,350	1,350	1,350
Inventories, at lower cost or market; costs are based on last-in, first-out method except for supplies at current averages
Finished goods	17,149	21,791	17,069
Goods in process	12,519	16,275	8,529
Raw materials and supplies	47,675	45,457	40,999
Other	8,471	7,800	6,726
Total current assets	190,853	201,696	167,399
Capital assets:
Buildings, machinery and equipment at cost	1,837,187	1,828,195	1,829,095
Accumulated depreciation	1,168,211	1,139,390	1,127,120
Costs to be depreciated in future years	668,976	688,805	701,975
Plant sites at cost	3,549	3,549	3,549
	672,525	692,354	705,524
Timber at cost less depletion	195,912	196,440	198,529
Roads at cost less amortization	8,364	8,631	8,533
Timberlands at cost	24,615	24,598	24,423
	228,891	229,669	231,485
Total capital assets	901,416	922,023	937,009
Pension and other assets	148,553	147,211	141,430
	$1,240,822	$1,270,930	$1,245,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$9,701	$12,370	$7,621
Accounts payable	61,949	66,063	58,461
Short-term borrowings	14,500	10,000	11,000
Payrolls payable	17,846	15,897	14,826
Other taxes payable	8,349	9,100	7,797
Current installments of long-term debt	13,000	30,000	30,000
Total current liabilities	125,345	143,430	129,705
Long-term debt	415,290	442,148	457,099
Deferred taxes - net	210,979	204,783	193,503
Other liabilities	36,217	36,915	36,560
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	373,070	363,733	349,050
Total shareholders' equity	452,991	443,654	428,971
	$1,240,822	$1,270,930	$1,245,838

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	(000 Omitted)
	Three Months Ended		Six Months Ended
	April 30		April 30
	2005	2004	2005	2004
Cash provided by (used for) operations:
Net income (loss)	$8,759	$5,947	$11,380	$(3,336)
Charges to income (loss) not requiring cash:
Depreciation	17,637	17,738	35,256	35,646
Depletion and amortization	2,558	2,189	5,348	3,522
Deferred taxes - net	4,769	3,396	6,196	(1,907)
(Gain) loss on disposition of capital assets	(28)	80	176	45

Change in:
Accounts and notes receivable	2,263	(11,221)	5,334	4,328
Inventories	(1,447)	(2,402)	6,180	(1,249)
Other	509	2,138	(671)	383
Pension and other noncurrent assets	(1,065)	6,823	(1,342)	4,006
Accounts, payrolls and other taxes payable	6,923	11,235	(1,996)	4,290
Other noncurrent liabilities	(835)	1,501	(651)	2,128
Cash provided by operations	40,043	37,424	65,210	47,856

Cash provided by (used for) investing:
Additions to: Plant and equipment	(8,269)	(11,980)	(17,709)	(16,215)
Timber and timberlands	(2,014)	(18,619)	(4,607)	(21,193)
Proceeds from sale of capital assets	1,203	203	2,143	293
Cash used for investing	(9,080)	(30,396)	(20,173)	(37,115)

Cash provided by (used for) financing:
Long-term debt	(24,952)	(5,952)	(43,905)	24,096
Short-term borrowings	(5,500)	(4,000)	4,500	(33,000)
Payable to bank resulting from checks in transit	1,446	1,220	(2,669)	(3,569)
Accounts payable for construction	(936)	1,704	(920)	1,732
Cash dividends	(1,021)	-	(2,043)	-
Cash used for financing	(30,963)	(7,028)	(45,037)	(10,741)

Change in cash position	-	-	-	-
Cash position, beginning of period	-	-	-	-
Cash position, end of period	$-	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,357	$2,284	$19,356	$17,617
Income taxes	348	12	416	11

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

	(000 Omitted)
	Three Months Ended		Six Months Ended
	April 30		April 30
(thousands except per share)	2005	2004	2005	2004
COMMON STOCK:
Balance at beginning of period	$76,615	$76,615	$76,615	$76,615
Balance at end of period	$76,615	$76,615	$76,615	$76,615

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$3,306	$3,306	$3,306	$3,306
Balance at end of period	$3,306	$3,306	$3,306	$3,306

RETAINED EARNINGS:
Balance at beginning of period	$365,332	$343,103	$363,733	$352,386
Net income (loss)	8,759	5,947	11,380	(3,336)
Less cash dividends on common stock	(1,021)	-	(2,043)	-
Balance at end of period	$373,070	$349,050	$373,070	$349,050

DIVIDENDS PAID PER SHARE:	$0.02	$-	$0.04	$-

COMMON SHARES:
Balance at beginning of period	51,077	51,077	51,077	51,077
Balance at end of period	51,077	51,077	51,077	51,077

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

NOTE 2:

Retirement plans

We have two trusteed defined benefit pension programs that cover a majority of our employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The components of net periodic pension income are summarized as follows:

	Three Months		Six Months
	Ended April 30		Ended April 30
thousands	2005	2004	2005	2004
Service cost - benefits earned
during the year	$2,469	$2,256	$4,939	$4,513
Interest cost on benefit obligation	6,098	5,987	12,195	11,975
Expected return on plan assets	(10,957)	(11,308)	(21,915)	(22,617)
Amortization of prior service cost	1,469	1,486	2,938	2,972
Net periodic (income)	$(921)	$(1,579)	$(1,843)	$(3,157)

We do not expect to make any contributions to our pension plans in 2005.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with IRC section 401(k) provisions. Our contribution as a matching incentive was $1,260,000 during the six-month period ended April 30, 2005 and we expect to contribute approximately $2.5 million for the full fiscal year.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. We paid $1,070,000 for these benefits during the six-month period ended April 30, 2005 and we expect to pay approximately $2.0 million for the full fiscal year.

The components of net periodic postretirement cost are summarized as follows:

	Three Months		Six Months
	Ended April 30		Ended April 30
Thousands	2005	2004	2005	2004
Service cost - benefits earned
during the year	$362	$317	$723	$633
Interest cost on benefit obligation	579	574	1,157	1,148
Amortization of transition obligation	125	125	249	249
Amortization of net loss	28	11	54	22
Net periodic benefit cost	$1,094	$1,027	$2,183	$2,052

NOTE 3: We use derivative financial instruments that are designated as hedges of the fair value of long-term debt and meet the shortcut method requirements under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The changes in fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt, therefore the adjustments are recorded on the balance sheet and do not impact income. Unrealized gains and losses are recorded as current or non-current assets or liabilities on the balance sheet based on the classification of the underlying debt. No ineffectiveness was recorded to net income related to interest rate swaps designated as fair value hedges for the fiscal quarter ended April 30, 2004.

During the quarter we terminated our two fixed-to-floating interest rate swap agreements related to $70 million of our senior subordinated notes and paid cash of $1.0 million resulting in a deferred loss of $1.1 million, which taken alone would increase our interest expense. However, this deferred loss will be netted with deferred gains on prior interest rate swap terminations. Total deferred net gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $5.2 million and $7.9 million at April 30, 2005 and 2004, respectively. The deferred gain is included in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the outstanding interest rate swaps resulted in a derivative liability of $1.3 million at April 30, 2004, with a corresponding adjustment to long-term debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2005 COMPARED WITH

THREE AND SIX MONTHS ENDED APRIL 30, 2004

Net Sales - Second fiscal quarter 2005 net sales were $224.4 million, compared with $213.4 million for the second fiscal quarter of 2004. This 5.2% increase was attributed to an increase in paper and paperboard net sales of $9.8 million, or 18.0%, and an increase in converted products net sales of $10.4 million, or 10.6%, partially offset by a decrease in timber net sales of $9.2 million, or 14.9%.

Cost of Products Sold - Second fiscal quarter 2005 cost of products sold was $179.7 million, or 80.1% of net sales, compared with $173.9 million, or 81.5% of net sales, for second fiscal quarter 2004. This decrease as a percentage of net sales was partially due to an increase in net sales resulting from increases in volume and price in the paper and paperboard and converting segments. In addition, total fiber costs decreased 4.7%, and labor cost per ton decreased 14.9% and 10.4% in our paper and paperboard and converting segments, respectively. These improvements were offset in part by lower allocated pension income.

Our cost of products sold also included depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $20.2 million for second fiscal quarter 2005 compared with $19.9 million for second fiscal quarter 2004.

Selling, General and Administrative Expenses - Second fiscal quarter 2005 selling, general and administrative expenses were $21.8 million, or 9.7% of net sales, compared with $20.9 million, or 9.8% of net sales for second fiscal quarter 2004. As a percent of sales, the decrease was primarily caused by increased sales, partially offset by higher salaries and wages, increased consulting and training costs associated with cost reduction initiatives and lower allocated pension income.

Operating Profit (Loss) - Second fiscal quarter 2005 operating profit was $23.0 million compared with operating profit of $18.6 million for the second fiscal quarter 2004. See “Selected Segment Results” below.

Provision for Taxes on Income - Second fiscal quarter 2005 provision for income taxes was $5.1 million, reflecting a tax rate of 37.0%. Second fiscal quarter 2004 provision for income taxes was $3.5 million, reflecting a tax rate of 37.0%.

Net Income (Loss) - For the reasons noted above, the company earned net income of $8.8 million for the second fiscal quarter 2005 compared with net income of $5.9 million for second fiscal quarter 2004.

Selected Segment Results

Timber

	Three Months			Six Months
	Ended April 30		Percentage	Ended April 30		Percentage
	2005	2004	Increase/(Decrease)	2005	2004	Increase/(Decrease)
Timber net sales, $ millions	$52.2	$61.4	(14.9)	$95.6	$95.9	(0.3)
Timber operating profit, $ millions	26.0	31.9	(18.3)	45.5	45.5	(0.1)

Logs, thousands of board feet	76,752	85,972	(10.7)	140,197	134,724	4.1
Lumber, thousands of board feet	16,774	29,544	(43.2)	34,797	55,629	(37.4)
Logs, $/thousand board feet	$590	$573	3.0	$589	$555	6.1
Lumber, $/thousand board feet	413	410	0.7	375	379	(1.1)

Second fiscal quarter 2005 timber net sales were $52.2 million, compared with $61.4 million for second fiscal quarter 2004. This 14.9% decrease was due primarily to decreases in log and lumber volumes of 10.7% and 43.2%, respectively, partially offset by increases in log and lumber prices of 3.0% and 0.7%, respectively. During the second fiscal quarter 2005, we harvested logs at levels more consistent with our historical norms as compared with the increased harvest levels in fiscal second quarter 2004 following the weather-related low harvest levels of the first fiscal quarter 2004. The lumber volume decrease reflected our decision to optimize our total returns and discontinue the processing of logs into lumber at a third-party sawmill in Oregon.

Second fiscal quarter 2005 export log sales were $8.2 million, or 15.8% of timber net sales, compared with $17.1 million, or 27.9% of timber net sales, for second fiscal quarter 2004. This decrease was the result of decreased log export volume of 54.1%, offset by increased log export prices of 4.6%. The volume decline in export logs was a function of the characteristics of the timber we harvested in the second fiscal quarter 2005, the timing of export shipments, and a strong domestic market.

Second fiscal quarter 2005 operating profit was $26.0 million compared with $31.9 million for second fiscal quarter 2004. The primary reasons for this 18.3% decrease were the lower export log sales, a 5% increase in logging and hauling costs and increased depletion costs.

Year-to-date 2005 sales were $95.6 million compared with $95.9 million for the first six months of fiscal 2004. Year-to-date export sales were $14.4 million or 15.1% of timber net sales, compared with $25.6 million or 26.7% of timber net sales for the first six months of fiscal 2004. The reduction in year-to-date export sales was due to characteristics of the timber we harvested discussed above and the strong domestic log and lumber markets.

Year-to-date 2005 operating profit was $45.5 million compared to $45.5 million for the first six months of fiscal 2004. Log volume and price improved year-to-date 4.1% and 6.1%, respectively, offset by decreases in lumber volume and price of 37.4% and 1.1%, respectively, and a 6.1% increase in total logging costs.

Paper and Paperboard

	Three Months			Six Months
	Ended April 30		Percentage	Ended April 30		Percentage
	2005	2004	Increase/(Decrease)	2005	2004	Increase/(Decrease)
Paper and Paperboard net sales,
$ millions	$64.2	$54.4	18.0	$135.5	$96.8	40.0
Paper and Paperboard operating
Profit (loss), $ millions	-	(9.0)	-	(3.4)	(17.6)	-

Paper, tons	75,023	74,249	1.0	168,371	134,881	24.8
Paperboard, tons	48,742	31,786	53.3	91,778	51,677	77.6
Paper, $/ton FOB mill equivalent	$583	$548	6.4	$564	$549	2.7
Paperboard, $/ton FOB mill equivalent	343	337	1.8	346	338	2.4

Second fiscal quarter 2005 paper and paperboard net sales were $64.2 million, compared with $54.4 million for second fiscal quarter 2004. This 18.0% increase is primarily due to a 16.7% increase in paper and paperboard volume, and to increases in paper and paperboard prices of 6.4% and 1.8%, respectively. Demand for domestic paper and paperboard increased due to the improved U.S. economy, with volume of domestic paper and paperboard increasing 0.9% and 39.8%, respectively.

Second fiscal quarter 2005 export sales in the paper and paperboard segment were $20.4 million, or 31.7% of paper and paperboard net sales, compared with $15.3 million, or 28.1% of paper and paperboard net sales for second fiscal quarter 2004. The export sales increase was primarily the result of a 60.0% increase in the volume of export paperboard sales due to a 166.6% increase in roll pulp sold into the export market compared with second fiscal quarter 2004. Although roll pulp has a lower selling price than our kraft paper and paperboard, production of roll pulp at meaningful volumes allows more stable, efficient and cost effective operation of our Longview mill throughout the year.

Second fiscal quarter 2005 paper and paperboard operating loss was $48,000, compared with an operating loss of $9.0 million for the second fiscal quarter 2004. Paper and paperboard operating results compared with second fiscal quarter 2004 were positively affected by the paper and paperboard price increases, an 18.0% productivity improvement in labor hours per ton of paper and paperboard produced, a 13.0% decrease in total energy cost per ton of production as a result of our energy conservation efforts, and a 4.7% decrease in total fiber costs. In addition, our Longview mill utilization improved to 87% compared with 73% for the second fiscal quarter 2004. We expect to operate at 85 to 90% of capacity during the third fiscal quarter due to increased demand.

Year-to-date paper and paperboard sales were $135.5 million, compared with $96.8 million for the first six months of fiscal 2004. Paper volume increased 24.8% and paperboard volume improved 77.6% for the first six months of fiscal 2005 compared to 2004. Average paper prices improved 2.7% and average paperboard prices improved 2.4%. Demand was strong in both the domestic and export markets during year-to-date 2005 compared with the first six months of fiscal 2004.

Year-to-date export sales in the paper and paperboard segment were $39.6 million or 29.2% of paper and paperboard net sales compared with $26.0 million or 26.9% of paper and paperboard net sales for the first six months of fiscal 2004. Export paper volume increased 12.2% and export paperboard volume increased 103.1%. Export roll pulp volume accounted for 77.7% of the paperboard export volume increase, with the remainder attributed to the improved markets. Average export paper and paperboard prices were up 4.6% and 1.2%, respectively.

Year-to-date fiscal 2005 paper and paperboard operating loss was $3.4 million, compared with an operating loss of $17.6 million for the year-ago period. The improvement was primarily driven by the increases in paper and paperboard volume and price, higher mill utilization rates resulting in lower fixed costs per unit, labor productivity improvement of 17.9% based on hours per ton of production, a 16.9% reduction in total energy cost per ton of production, and a 2.4% decrease in total fiber costs.

Converted Products

	Three Months			Six Months
	Ended April 30		Percentage	Ended April 30		Percentage
	2005	2004	Increase/(Decrease)	2005	2004	Increase/(Decrease)
Converted Products sales, $ millions	$108.0	$97.6	10.6	$217.4	$190.7	14.0
Converted Products operating
profit (loss), $ millions	(3.0)	(4.3)	-	(6.1)	(14.7)	-

Converted Products, tons	130,797	122,708	6.6	262,908	238,677	10.2
Converted Products, $/ton	$826	$795	3.9	$827	$799	3.5

Second fiscal quarter 2005 converted products net sales were $108.0 million, compared with $97.6 million for second fiscal quarter 2004. This 10.6% increase was primarily due to an increase in volume of 6.6% and a 3.9% increase in prices. The improvement in the U.S. economy is the primary cause of the increase in demand. Second fiscal quarter operating loss was $3.0 million, compared with an operating loss of $4.3 million for second fiscal quarter 2004. Operating results were favorably impacted by the increased volume and price, an improvement of 9.6% in labor productivity measured by hours per ton of production. Results were negatively affected by the increased cost of paperboard provided by third parties to our box plants.

Year-to-date fiscal 2005 converted product sales were $217.4 million, compared with $190.7 million for the first six months of fiscal 2004. This 14.0% increase was primarily due to a 10.2% increase in volume coupled with a 3.5% increase in average price compared with the first six months of fiscal 2004. The year-to-date volume increase was a result of greater demand from the stronger U.S. economy.

The year-to-date fiscal 2005 converted products operating loss was $6.1 million, compared with a loss of $14.7 million for the first six months of fiscal 2004. The primary reason for the reduction in operating loss year-to-date was the improvement in total labor hours per ton of production of 9.9% compared with the comparable 2004 period, and by the increased volume and price.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, our total borrowed debt of $442.8 million included long-term debt of $415.3 million, current installments of long-term debt of $13.0 million and short-term borrowings of $14.5 million.

At April 30, 2005, we had $84.5 million outstanding under our $250 million revolving credit facility, excluding letters of credit of $9.9 million. Also outstanding at April 30, 2005, were various senior notes totaling $124.5 million, revenue bonds of $14.5 million and $214.3 million of senior subordinated notes, net of original issuance discount. In addition, we had $5 million outstanding on a $15 million uncommitted line of credit. As of April 30, 2005, we had $165.6 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, short- and long-term borrowing ratio and fixed charge coverage ratio requirements and restricting our payment of dividends. At April 30, 2005, we were in compliance with such covenants.

During the quarter we terminated our two fixed-to-floating interest rate swap agreements related to $70 million of our senior subordinated notes and paid cash of $1.0 million resulting in a deferred loss of $1.1 million, which taken alone would increase our interest expense. However, this deferred loss will be netted with deferred gains on prior interest rate swap terminations. Total deferred net gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $5.2 million and $7.9 million at April 30, 2005 and 2004, respectively. The deferred gain is included in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the outstanding interest rate swaps resulted in a derivative liability of $1.3 million at April 30, 2004, with a corresponding adjustment to long-term debt.

Net cash provided by operations was $40.0 million in the second fiscal quarter 2005 and $37.4 million for the second fiscal quarter 2004. The primary reason for the increase was an increase in net income.

Net cash used for investing was $9.1 million in the second fiscal quarter 2005 and $30.4 million in the second fiscal quarter 2004. Our capital expenditures, including timberland acquisitions, were $10.3 million in the second fiscal quarter 2005 and $30.6 million in the second fiscal quarter 2004. Capital expenditures are expected to be $40 to $50 million for fiscal year 2005 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in the second fiscal quarter 2005 was $31.0 million while net cash used for financing was $7.0 million for the second fiscal quarter 2004. Borrowed debt decreased by $30.5 million during the second fiscal quarter 2005 due to improved earnings and reduced capital expenditures.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants in financing agreements. Cash dividends of $0.02 per share were declared and paid in the second fiscal quarter 2005 in the aggregate amount of $1.0 million. Cash dividends were not paid in the second fiscal quarter 2004. The Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable on July 8, 2005.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements concerning the effect of selling roll pulp, the anticipated cost of and availability of cash flow and financing to fund operations, meet debt payment obligations and for planned capital expenditures; anticipated capacity utilization; expected capital expenditures and anticipated operational benefits through improved mill operations. Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others, developments in the world, national, or regional economy or involving the company’s customers or competitors affecting supply of or demand for the company’s products, energy or raw materials; changes in product, energy or raw material prices; capital project delay, cost overruns or unforeseen maintenance on capital assets or advantageous capital acquisitions; changes in currency exchange rates between the U.S. dollar and the currencies of important export markets; weather; labor disputes; unforeseen adverse developments involving environmental matters or other legal proceedings or the assertion of additional claims; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; and unforeseen developments in the company's business, including unforeseen capital requirements or reduced cash from operations. The company does not undertake any obligation to update forward-looking statements should circumstances or the company’s estimates or projections change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our derivative activities are primarily limited to interest rate swaps. See Note 3 to our financial statements for a more detailed discussion of our interest rate swaps. The swaps were terminated in February 2005. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. The fair market value of long-term fixed interest rate debt is subject to interest rate risk as well. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

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

Internal Control Over Financial Reporting. As of April 30, 2005, the company had a deficiency in internal controls over the valuation of inventory. As a result of the deficiency, a data entry error in the first quarter 2005 LIFO inventory calculation and related index rates was not detected prior to the issuance of the first quarter 2005 consolidated financial statements. This control deficiency resulted in the restatement of our first quarter 2005 consolidated financial statements. In light of the deficiency, we performed additional analysis and other procedures subsequent to the end of the second fiscal quarter but prior to the issuance of our second quarter 2005 results to ensure our second fiscal quarter consolidated financial statements were prepared without an error in the LIFO inventory calculation. In addition, unless effectively remediated, this control deficiency could result in a misstatement to inventory that could result in a material misstatement to the annual or interim financial statements.

Under the Public Company Accounting Oversight Board’s Auditing Standard No. 2, the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in the design or operation of a company’s internal control over financial reporting exists. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, management has concluded that the control deficiency constituted a material weakness.

Management Remediation Plan. Subsequent to the end of the second quarter, we undertook remedial action to address and correct the weakness in our internal controls and disclosure controls. These actions included adopting an adequate independent review of the LIFO calculation including performing a duplicate calculation.

Changes in Internal Control over Financial Reporting. We are in the process of implementing a new company-wide Enterprise Resource Planning System (ERP) with integrated point solution software. During the second fiscal quarter we implemented the human resources and payroll modules for the ERP system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have been no other changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nothing to report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of Longview Fibre Company was held on March 15, 2005 at which time the following three Class III directors were elected:

CLASS III DIRECTORS
(Terms to Expire in 2008)
Votes Cast

	For	Withheld
Lisa J. McLaughlin	33,673,058	12,088,422
M. Alexis Dow	40,039,343	5,722,137
Michael C. Henderson	40,591,667	5,169,813

The remaining directors of Longview Fibre Company are as follows:

CLASS I DIRECTORS
(Terms to Expire in 2006)

David A. Wollenberg
David L. Bowden
Richard H. Wollenberg

CLASS II DIRECTORS
(Terms to Expire in 2007)

Robert E. Wertheimer
John R. Kretchmer
Robert A. Kirchner

ITEM 5. OTHER INFORMATION.

Nothing to report.

ITEM 6. EXHIBITS.

The Exhibits to this report on Form 10-Q are listed on the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW FIBRE COMPANY
(Registrant)

L. J. McLAUGHLIN  06/09/05
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer

A. G. HIGGENS  06/09/05
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