Form 10-Q
period 2005-07-31
LONGVIEW FIBRE CO
filed 2005-09-06
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-10061

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
Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No X

51,076,567 Common Shares were outstanding as of August 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31		July 31
(thousands except per share)	2005	2004	2005	2004
Net sales:
Timber	$49,637	$54,446	$145,204	$150,329
Paper and paperboard	64,736	63,949	200,250	160,720
Converted products	110,546	102,091	327,954	292,747
	224,919	220,486	673,408	603,796

Cost of products sold, including outward freight	183,738	178,457	552,710	508,244
Gross profit	41,181	42,029	120,698	95,552

Selling, administrative and general expenses	22,872	20,848	66,392	61,159

Operating profit (loss):
Timber	23,488	24,911	68,969	70,443
Paper and paperboard	(484)	(1,382)	(3,836)	(19,021)
Converted products	(4,695)	(2,348)	(10,827)	(17,029)
	18,309	21,181	54,306	34,393

Interest income	70	48	170	127
Interest expense	(9,311)	(9,201)	(27,985)	(28,176)
Miscellaneous	215	520	856	908
Income before taxes	9,283	12,548	27,347	7,252

Provision for taxes:
Current	5,378	125	5,866	72
Deferred	(1,944)	4,518	4,252	2,611
	3,434	4,643	10,118	2,683

Net income	$5,849	$7,905	$17,229	$4,569

Net income per share	$0.11	$0.15	$0.34	$0.09
Dividends paid per share	$0.02	$-	$0.06	$-

Average shares outstanding in the hands of the public	51,077	51,077	51,077	51,077

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	Jul. 31	Oct. 31	Jul. 31
	2005	2004	2004
(dollars in thousands except per share)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Accounts and notes receivable	$112,710	$111,723	$100,998
Allowance for doubtful accounts	1,350	1,350	1,350
Inventories, at lower cost or market; costs are based on last-in, first-out method except for supplies at current averages:
Finished goods	14,748	20,104	15,441
Goods in process	18,728	17,962	14,836
Raw materials and supplies	47,802	45,457	44,589
Other	7,027	7,800	7,673
Total current assets	199,665	201,696	182,187
Capital assets:
Buildings, machinery and equipment at cost	1,841,149	1,828,195	1,837,752
Accumulated depreciation	1,183,795	1,139,390	1,139,783
Costs to be depreciated in future years	657,354	688,805	697,969
Plant sites at cost	3,549	3,549	3,549
	660,903	692,354	701,518
Timber at cost less depletion	196,533	196,440	198,331
Roads at cost less amortization	8,676	8,631	8,374
Timberlands at cost	24,695	24,598	24,486
	229,904	229,669	231,191
Total capital assets	890,807	922,023	932,709
Pension and other assets	149,035	147,211	142,918
	$1,239,507	$1,270,930	$1,257,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$10,399	$12,370	$8,765
Accounts payable	58,670	66,063	56,378
Short-term borrowings	18,000	10,000	11,000
Payrolls payable	16,598	15,897	16,040
Federal income taxes payable	4,587	-	-
Other taxes payable	9,295	9,100	9,858
Current installments of long-term debt	85,500	30,000	30,000
Total current liabilities	203,049	143,430	132,041
Long-term debt	332,838	442,148	452,819
Deferred taxes - net	209,035	204,783	198,021
Other liabilities	36,767	36,915	38,057
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	377,897	363,733	356,955
Total shareholders' equity	457,818	443,654	436,876
	$1,239,507	$1,270,930	$1,257,814

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31		July 31
(thousands)	2005	2004	2005	2004
Cash provided by (used for) operations:
Net income	$5,849	$7,905	$17,229	$4,569
Charges to income not requiring cash:
Depreciation	18,119	17,587	53,375	53,233
Depletion and amortization	2,916	2,693	8,264	6,215
Deferred taxes - net	(1,944)	4,518	4,252	2,611
(Gain) loss on disposition of capital assets	(280)	502	(104)	547

Change in:
Accounts and notes receivable	(6,321)	(5,572)	(987)	(1,244)
Inventories	(3,935)	(8,269)	2,245	(9,518)
Other	1,444	(947)	773	(564)
Pension and other noncurrent assets	(482)	(1,488)	(1,824)	2,518
Accounts, payrolls and other taxes payable	(3,672)	1,278	(5,668)	5,568
Federal income taxes payable	4,587	-	4,587	-
Other noncurrent liabilities	550	169	(101)	2,297
Cash provided by operations	16,831	18,376	82,041	66,232

Cash provided by (used for) investing:
Additions to: Plant and equipment	(6,744)	(14,810)	(24,453)	(31,025)
Timber and timberlands	(3,993)	(2,426)	(8,600)	(23,619)
Proceeds from sale of capital assets	591	754	2,734	1,047
Cash used for investing	(10,146)	(16,482)	(30,319)	(53,597)

Cash provided by (used for) financing:
Additions to long-term debt	48	48	143	144
Reduction in long-term debt	-	-	(30,000)	-
Short-term borrowings	(6,500)	(3,000)	(16,000)	(12,000)
Payable to bank resulting from checks in transit	698	1,144	(1,971)	(2,425)
Accounts payable for construction	91	(86)	(829)	1,646
Cash dividends	(1,022)	-	(3,065)	-
Cash used for financing	(6,685)	(1,894)	(51,722)	(12,635)

Change in cash position	-	-	-	-
Cash position, beginning of period	-	-	-	-
Cash position, end of period	$-	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$15,090	$16,326	$34,446	$33,943
Income taxes	869	81	1,285	92

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
	July 31		July 31
(thousands except per share)	2005	2004	2005	2004
COMMON STOCK:
Balance at beginning of period	$76,615	$76,615	$76,615	$76,615
Balance at end of period	$76,615	$76,615	$76,615	$76,615

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	$3,306	$3,306	$3,306	$3,306
Balance at end of period	$3,306	$3,306	$3,306	$3,306

RETAINED EARNINGS:
Balance at beginning of period	$373,070	$349,050	$363,733	$352,386
Net income	5,849	7,905	17,229	4,569
Less cash dividends on common stock	(1,022)	-	(3,065	-
Balance at end of period	$377,897	$356,955	$377,897	$356,955

DIVIDENDS PAID PER SHARE	$0.02	$-	$0.06	$-

COMMON SHARES:
Balance at beginning of period	51,077	51,077	51,077	51,077
Balance at end of period	51,077	51,077	51,077	51,077

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

NOTE 2 - Retirement plans:

We have two trusteed defined benefit pension programs that cover a majority of our employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The components of net periodic pension income are summarized as follows:

	Three Months		Nine Months
	Ended July 31		Ended July 31
(thousands)	2005	2004	2005	2004
Service cost - benefits earned
during the year	$2,470	$2,256	$7,409	$6,769
Interest cost on benefit obligation	6,097	5,987	18,292	17,962
Expected return on plan assets	(10,958)	(11,308)	(32,873)	(33,925)
Amortization of prior service cost	1,469	1,486	4,407	4,458
Net periodic (income)	$(922)	$(1,579)	$(2,765)	$(4,736)

We do not expect to make any contributions to our pension plans in 2005.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with Internal Revenue Code section 401(k) provisions. Our contribution as a matching incentive was $1.9 million during the nine-month period ended July 31, 2005 and we expect to contribute approximately $2.6 million for the full fiscal year.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and as such have no plan assets. We paid $1.6 million for these benefits during the nine-month period ended July 31, 2005 and we expect to pay approximately $2.0 million for the full fiscal year.

The components of net periodic postretirement cost are summarized as follows:

	Three Months		Nine Months
	Ended July 31		Ended July 31
(thousands)	2005	2004	2005	2004
Service cost - benefits earned
during the year	$310	$317	$1,033	$950
Interest cost on benefit obligation	573	574	1,730	1,722
Amortization of transition obligation	125	125	374	374
Amortization of net loss	30	11	84	33
Net periodic benefit cost	$1,038	$1,027	$3,221	$3,079

NOTE 3 - Interest rate swaps:

Total deferred net gain on all terminated interest rate swap agreements relating to the senior subordinated notes was $4.8 million, $7.1 million and $7.5 million at July 31, 2005, October 31, 2004 and July 31, 2004, respectively. The deferred net gain at July 31, 2005 includes the deferred loss of $1.1 million on the termination of the two interest rate swaps during second fiscal quarter 2005. The deferred gain is included in Other long-term liabilities in the accompanying balance sheet and will reduce interest expense over the term of the senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the outstanding interest rate swaps resulted in a derivative liability of $1.3 million and $47 thousand at July 31, 2004 and October 31, 2004, respectively, with a corresponding adjustment to long-term debt. There were no outstanding interest rate swaps at July 31, 2005.

NOTE 4 - Debt:

During third fiscal quarter 2005, the $72.5 million 8.83% senior notes became a current liability with a June 2006 maturity date. During the nine months ended July 31, 2005, total borrowed debt was reduced by $45.9 million.

NOTE 5 - Income taxes:

Pretax income for the first three fiscal quarters of 2005 was $27.3 million compared with $7.3 million for the comparable period in fiscal 2004. The tax rate for the third quarter of 2005 and 2004 was 37%. Tax accrued for the third quarter of 2005 was $3.4 million compared with $4.6 million in the third quarter of 2004. For the first three quarters of 2005 the provision for tax was $10.1 million compared with $2.7 million for the first three quarters of 2004. The provision for current tax payable increased over the prior year comparable period.  Temporary differences that increased taxable income over pre-tax income for the first three fiscal quarters of 2005 were appreciably greater than for the same period in fiscal 2004. The current 2004 federal tax liability was eliminated entirely by utilizing credits.  In fiscal 2005, credits will partially offset the current federal tax liability, but remaining liabilities will require cash payments.

NOTE 6 - Commitments and contingencies:

Estimated costs to complete approved capital projects, including the estimated capital cost to reforest our harvested timberlands, was approximately $25 million at July 31, 2005. The estimated reforestation capital commitment included in the above was $5 million. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The company has ongoing costs relating to converting to a real estate investment trust (“REIT”).

NOTE 7 - Reclassifications:

Prior period amounts have been reclassified to conform to current period classifications. These reclassifications have no impact upon net income or shareholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2005 COMPARED WITH

THREE AND NINE MONTHS ENDED JULY 31, 2004

Net Sales - Third fiscal quarter 2005 net sales were $224.9 million, compared with $220.5 million for third fiscal quarter of 2004. This 2.0% increase resulted from an increase in paper and paperboard net sales of $0.8 million, or 1.2%, and converted product net sales of $8.5 million, or 8.3%, partially offset by a reduction in timber net sales of $4.8 million, or 8.8%. Year-to-date net sales were $673.4 million compared with $603.8 million for fiscal year-to-date 2004, or an increase of $69.6 million. See "Selected Segment Results" below.

Cost of Products Sold - Third fiscal quarter 2005 cost of products sold was $183.7 million, or 81.7% of net sales, compared with $178.5 million, or 80.9% of net sales, for third fiscal quarter 2004. This increase of $5.3 million in cost of products sold was due primarily to a 12.4% increase in logging and hauling costs, a 1.4% increase in labor cost per ton of primary production, and higher costs to produce steam due to a temporary switch to more expensive fuels resulting from unplanned outages in a large boiler and our chemical recovery process. These cost increases were partially offset by improved labor productivity in our converted products segment, demonstrated by a 6.2% decrease in labor cost per ton of converting production, and a 0.2% decrease in total fiber cost at the paper mill.

Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization cost consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. These costs were $21.0 million for third fiscal quarter 2005, of which $19.2 million was in cost of products sold, with the balance in selling, general and administrative expense, compared with $20.3 million and $18.9 million, respectively, for third fiscal quarter 2004.

Year-to-date cost of products sold was $552.7 million, or 82.1% of sales, compared with $508.2 million, or 84.2% of sales for fiscal year-to-date 2004. This decrease as a percent of sales was primarily due to increased sales in the two manufacturing segments coupled with higher machine operating rates, a reduction in total fiber costs and a reduction in total energy costs at the paper mill, plus increased average prices and lower labor costs in our converting segment. These improvements were partially offset by lower year-to-date sales, higher logging costs and increased depletion costs in the timber segment. See "Selected Segment Results" below.

Depreciation, depletion and amortization costs were $61.6 million for fiscal year-to-date 2005, of which $57.1 million was included in cost of goods sold, compared with $59.4 million in depreciation, depletion and amortization costs for fiscal year-to-date 2004, of which $55.4 million was included in cost of goods sold. The balance in each period was included in selling, general and administrative expense.

Selling, General and Administrative Expenses - Third fiscal quarter 2005 selling, general and administrative expenses were $22.9 million, or 10.2% of net sales, compared with $20.8 million, or 9.5% of net sales, for third fiscal quarter 2004. Selling, general and administrative expenses increased by $2.1 million or 9.7% and increased as a percent of sales primarily due to increased wages and associated fringe benefits, depreciation of purchased systems and consulting and advisory costs associated with our business process improvement initiatives, our enterprise resource planning system implementation and our planned conversion to a real estate investment trust (“REIT”) for federal income tax purposes.

Year-to-date selling, general and administrative expenses were $66.4 million, or 9.9% of net sales, compared with $61.2 million, or 10.1% of net sales, for fiscal year-to-date 2004. Selling, general and administrative expenses increased by $5.2 million or 8.6%, but decreased as a percent of net sales due primarily to net sales increasing by 11.5% for fiscal year-to-date 2005 compared with the same period for 2004. The increase of $5.2 million in year-to-date selling, general and administrative expenses was due primarily to increased wages and fringe benefits of $1.9 million and increased training costs of $1.5 million primarily associated with our paper mill maintenance assessment program, compared with fiscal year-to-date 2004.

Operating Profit - Third fiscal quarter 2005 operating profit was $18.3 million compared with operating profit of $21.2 million for the third fiscal quarter 2004. Year-to-date operating profit was $54.3 million compared with $34.4 million for fiscal year-to-date 2004, an increase of $19.9 million. See "Selected Segment Results" below.

Provision for Taxes on Income - Third fiscal quarter 2005 provision for income taxes was $3.4 million reflecting a tax rate of 37%. Third fiscal quarter 2004 provision for income taxes was $4.6 million reflecting a tax rate of 37%. Year-to-date provision for income taxes was $10.1 million compared with $2.7 million for fiscal year-to-date 2004. The year-to-date tax rates for fiscal 2005 and 2004 were 37%.

Net Income - For the reasons noted above, we had net income of $5.8 million for third fiscal quarter 2005 compared with $7.9 million for third fiscal quarter 2004.

Selected Segment Results
Timber

	Three Months		Percentage	Nine Months		Percentage
	Ended July 31		Increase/	Ended July 31		Increase/
	2005	2004	(Decrease )	2005	2004	(Decrease )
Timber net sales, $ millions	$49.6	$54.4	(8.8)	$145.2	$150.3	(3.4)
Timber operating profit, $ millions	23.5	24.9	(5.7)	69.0	70.4	(2.1)

Logs, thousands of board feet	71,989	72,373	(0.5)	212,186	207,097	2.5
Lumber, thousands of board feet	15,912	25,574	(37.8)	50,709	81,203	(37.6)
Logs, $/thousand board feet	$612	$582	5.2	$597	$565	5.7
Lumber, $/thousand board feet	349	482	(27.6)	367	411	(10.7)

Third fiscal quarter 2005 timber net sales were $49.6 million, compared with $54.4 million for third fiscal quarter 2004. This $4.8 million, or 8.8%, decrease was due primarily to a $6.8 million, or 55%, decrease in lumber sales, on decreases in lumber volume and price of 37.8% and 27.6%, respectively. Lumber volume was down primarily due to our decision to optimize our total returns and discontinue the processing of logs into lumber at a third-party sawmill in Oregon. The decrease in lumber sales was partially offset by a 4.7% increase in log sales, as a result of a 5.2% increase in average log price partially offset by a 0.5% decrease in log volume. With the strong U.S. housing market, domestic log prices and volume were up 8.2% and 10.7%, respectively, for third fiscal quarter 2005 compared with third fiscal quarter 2004, leading to a 19.7% increase in domestic log sales.

Third fiscal quarter 2005 export sales were $7.9 million, or 16.0% of timber net sales, compared with $12.2 million, or 22.3% of timber net sales for third fiscal quarter 2004. This decrease was the result of a 36.6% reduction in export log volume, partially offset by an increase in log export price of 5.2%. The decrease in export log volume was primarily due to our decision to sell more logs domestically to take advantage of increased prices available for export quality logs in the domestic market resulting from the strong domestic housing market. We expect to meet or exceed our full year log sales plan of between 250 and 260 million board feet and expect generally stable pricing for the remainder of our fiscal year.

Third fiscal quarter 2005 operating profit was $23.5 million, compared with $24.9 million for the third fiscal quarter 2004. The primary reasons for this $1.4 million or 5.7% decrease were the decrease in lumber volume and prices, higher logging costs and higher depletion costs, partially offset by the increased log prices.

Year-to-date 2005 timber net sales were $145.2 million compared with $150.3 million for year-to-date 2004. This 3.4% decrease was primarily due to a 37.6% decrease in lumber volume and a 10.7% decrease in lumber prices, partially offset by increases in log volume of 2.5% and log prices of 5.7%. Lumber volume was down primarily due to our decision to optimize our total returns and discontinue the processing of logs into lumber at a third-party sawmill in Oregon. The year-to-date increase in log volume reflects the continued strength of the U.S. housing market. Year-to-date 2005 export sales were $22.4 million, or 15.4% of timber net sales, compared with $37.8 million, or 25.1% of timber net sales, for year-to-date 2004.

Year-to-date 2005 timber operating profit was $69.0 million compared with $70.4 million for year-to-date 2004. The primary reasons for this 2.1% decrease were the volume and price decreases for lumber, an 8.2% increase in logging costs, and higher depletion costs.

Paper and Paperboard

	Three Months		Percentage		Nine Months		Percentage
	Ended July 31		Increase/		Ended July 31		Increase/
	2005	2004	/(Decrease	)	2005	2004	(Decrease	)
Paper and paperboard net sales,
$ millions	$64.7	$63.9	1.2		$200.3	$160.7	24.6
Paper and paperboard operating
profit (loss), $ millions	(0.5)	(1.4)	-		(3.8)	(19.0)	-

Paper, tons	77,710	83,839	(7.3)		246,081	218,720	12.5
Paperboard, tons	37,923	35,583	6.6		129,701	87,260	48.6
Paper, $/ton FOB mill equivalent	$606	$572	5.9		$577	$558	3.4
Paperboard, $/ton FOB mill equivalent	345	345	-		346	341	1.5

Third fiscal quarter 2005 paper and paperboard net sales were $64.7 million, compared with $63.9 million for third fiscal quarter 2004. This 1.2% increase is primarily due to a 5.9% increase in paper prices and a 6.6% increase in paperboard volume, partially offset by a decrease in paper volume of 7.3%. Paperboard prices remained even with third fiscal quarter 2004 prices. The continued strength of the U.S. economy and export pulp sales during the quarter drove the improved paperboard volume while our decision to make some changes in our paper product mix to increase emphasis on higher margin products resulted in a paper volume reduction and higher average paper prices.

Domestic paper sales increased 1.6% in the third fiscal quarter 2005 over the third fiscal quarter 2004 on 4.7% higher average prices, mostly offset by a 4.4% decrease in volume. Domestic paperboard sales increased 7.5% over the third fiscal quarter 2004 as volume increased 1.9%, and average prices improved 5.8%.

Third fiscal quarter 2005 export sales in the paper and paperboard segment were $16.4 million, or 25.3% of paper and paperboard net sales, compared with $16.7 million, or 26.1% of paper and paperboard net sales, for third fiscal quarter 2004. This decrease as a percentage of segment net sales was primarily the result of the increase in domestic paper and paperboard sales and an 8.5% decline in export paper sales. Export paper sales declined as a result of a 17.8% volume decrease, partially offset by an 8.6% increase in average price per ton. Due to low export paper prices relative to domestic prices, we reduced the volume of paper shipped into the export market. Export paperboard sales grew 6.8% on 9.4% higher volume, partially offset by a 3.3% decrease in average price per ton. Export paperboard sales grew due to increased sales of pulp.

Third fiscal quarter 2005 paper and paperboard operating loss was $0.5 million, compared with an operating loss of $1.4 million for third fiscal quarter 2004, a reduction in loss of $0.9 million. Operating results were positively affected by our mill operating at 86% of capacity as compared with 83% in the third fiscal quarter 2004. Despite a 4.9% decrease in labor hours per ton of paper and paperboard produced, labor dollars per ton of production increased 1.4% due to wage increases implemented in June 2005. We expect to operate at 85% to 90% of capacity during fourth fiscal quarter 2005. Total fiber costs remained even with third fiscal quarter 2004. The cost to produce steam and the cost of repairs increased in third fiscal quarter 2005 due to our temporary use of more expensive fuels during unplanned outages of a boiler and our chemical recovery process and related repairs.

Year-to-date 2005 paper and paperboard segment sales were $200.3 million, compared with $160.7 million for year-to-date 2004. This 24.6% increase was the result of a 12.5% increase in paper volume and a 48.6% increase in paperboard volume, and increases in paper and paperboard prices of 3.4% and 1.5%, respectively. The primary reason for the increase in volume was due to the improved U.S. economy leading to increased demand for packaging used in the food, retail and building industry.

Year-to-date 2005 export sales in the paper and paperboard segment were $56.0 million, or 28.0% of paper and paperboard net sales, compared with $42.7 million, or 26.6% of paper and paperboard net sales, for year-to-date 2004. Export paper volume was essentially even with year-to-date 2004 while export paperboard volume increased 64.5%. Export paper prices increased 6.1% but export paperboard prices decreased 0.6% compared to year-ago levels. Improved demand for our paperboard products and the relatively weak U.S. dollar were the drivers for the export paperboard volume improvement.

Year-to-date 2005 paper and paperboard segment operating loss was $3.8 million, compared with an operating loss of $19.0 million for year-to-date 2004. The decrease in year-to-date operating loss was primarily the result of higher machine operating rates, driving fixed costs per unit down, a 1.8% reduction in total fiber costs, and our on-going energy conservation efforts coupled with strategically utilizing our various fuel sources to mitigate increases in natural gas costs, which resulted in a 10.7% decrease in total energy cost per ton of production in year-to-date 2005.

Converted Products

	Three Months		Percentage		Nine Months		Percentage
	Ended July 31		Increase/		Ended July 31		Increase/
	2005	2004	(Decrease	)	2005	2004	(Decrease	)
Converted products sales, $ millions	$110.5	$102.1	8.3		$328.0	$292.7	12.0
Converted products operating
profit (loss), $ millions	(4.7)	(2.3)	-		(10.8)	(17.0)	-

Converted products, tons	133,639	125,813	6.2		396,547	364,490	8.8
Converted products, $/ton	$827	$812	1.8		$827	$803	3.0

Third fiscal quarter 2005 converted products net sales were $110.5 million, compared with $102.1 million for third fiscal quarter 2004. This 8.3% improvement was primarily due to a 6.2% increase in volume in addition to a 1.8% increase in price. Demand for our converted products increased with favorable agricultural conditions in the Pacific Northwest and as the U.S. economy continued to show signs of improvement.

Third fiscal quarter 2005 operating loss was $4.7 million, compared with an operating loss of $2.3 million for third fiscal quarter 2004. The primary reason for the decrease of $2.4 million in operating results was a 7.2% increase in the cost of purchased paperboard used by our converting segment and an increase in selling, general and administrative expense, and depreciation, partially offset by a labor productivity gain of 6.1% in the segment.

Year-to-date fiscal 2005 converted product sales were $328.0 million, compared with $292.7 million for year-to-date 2004. This 12.0% increase was primarily due to an 8.8% increase in volume coupled with a 3.0% increase in price. The year-to-date fiscal 2005 increases in volume and price were due mainly to the improved U.S. economy. Year-to-date 2005 operating loss was $10.8 million, compared with $17.0 million for year-to-date 2004. The primary drivers of the decreased year-to-date- operating loss were the higher volume and increased prices coupled with a 10.2% reduction in total labor cost per ton of production, compared with year-to-date 2004.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, our total borrowed debt was $436.3 million, including long-term debt of $332.8 million, current installments of long-term debt of $85.5 million and short-term borrowings of $18.0 million.

At July 31, 2005, we had $78.0 million outstanding under our $250 million revolving credit facility, excluding letters of credit of $9.9 million. Also outstanding at July 31, 2005, were various senior notes totaling $124.5 million, revenue bonds of $14.5 million and $214.3 million of senior subordinated notes, net of original issuance discount. In addition, we had $5.0 million outstanding on a $15 million uncommitted line of credit. As of July 31, 2005, we had $172.1 million available under our bank lines of credit. Our financing arrangements require us to be in compliance with certain financial covenants, including minimum net worth, long-term borrowing ratio and fixed charge coverage ratio and restrict our payment of dividends. At July 31, 2005, we were in compliance with such covenants.

Total deferred net gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $4.8 million and $7.5 million at July 31, 2005 and 2004, respectively. The deferred gain is included in Other long-term liabilities in our balance sheet and will reduce interest expense over the term of our senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the outstanding interest rate swaps resulted in a derivative liability of $1.3 million at July 31, 2004, with a corresponding adjustment to long-term debt. There were no outstanding interest rate swaps at July 31, 2005.

Net cash provided by operations was $16.8 million in third fiscal quarter 2005 and $18.4 million for third fiscal quarter 2004. The primary reasons for this decline were the decreases in net income and deferred taxes, offset in part by decreased cash used for working capital and increased depreciation and depletion. Net cash provided by operations was $82.0 million in year-to-date 2005 compared with $66.2 million in year-to-date 2004. The primary reasons for the increase were increased net income, depletion and less cash used for working capital purposes.

Net cash used for investing was $10.1 million in third fiscal quarter 2005 and $16.5 million in third fiscal quarter 2004. Our capital expenditures, including timberland acquisitions, were $10.7 million in third fiscal quarter 2005, including $6.7 million in plant and equipment additions and $4.0 million in timber and timberland reforestation expenditures, compared to $17.2 million of capital expenditure in third fiscal quarter 2004. Net cash used for investing was $30.3 million in year-to-date 2005 and $53.6 million in year-to-date 2004. Capital expenditures including timberland acquisitions, were $33.1 million in year-to-date 2005, including $24.5 million in plant and equipment additions and $8.6 million in timber and timberland reforestation expenditures, compared with $54.6 million of capital expenditures in year-to-date 2004. During the second fiscal quarter 2004 the company acquired 14,000 acres of timberlands. Capital expenditures are expected to be $40 to $50 million for fiscal year 2005 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Net cash used for financing in third fiscal quarter 2005 was $6.7 million while net cash used for financing was $1.9 million for third fiscal quarter 2004. During the third fiscal quarter 2005, we applied cash flow that resulted in part from reduced capital expenditures to decrease borrowed debt by $6.5 million. Borrowed debt decreased by $3.0 million during third fiscal quarter 2004 due to improved earnings. Net cash used for financing was $51.7 million in year-to-date 2005 as compared with $12.6 million in year-to-date 2004. Borrowed debt decreased $45.9 million during year-to-date 2005 due primarily to improved earnings and lower capital expenditures. During the year-to-date 2004 period, borrowed debt decreased $11.9 million.

Each quarter we determine the amount of our dividend based on, among other things, operating results, current market conditions, debt levels and covenants in our financing agreements. Cash dividends of $0.02 per share were declared and paid in third fiscal quarter 2005 in the amount of $1.0 million.

We believe that our cash flow generated from operations and available borrowings under our revolving credit facility and our other line of credit provide sufficient resources to fund operations and to meet our debt payment obligations and foreseeable capital expenditure requirements.

CONVERSION TO A REAL ESTATE INVESTMENT TRUST AND REFINANCING

On July 27, 2005, our board of directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a REIT for federal income tax purposes effective January 1, 2006.

In order to qualify as a REIT, we will need to move our non-qualifying REIT assets to one or more wholly-owned corporate subsidiaries, or TRSs, that will be subject to corporate-level tax on their earnings. These non-qualifying REIT assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations. Longview Fibre Company, and not the TRSs, will continue to own and manage our approximately 585,000 acres of timberlands, but timber cutting and the brokerage of logs will be performed by the TRSs. The earnings we derive from owning and managing our timberlands generally will not be subject to corporate-level tax, except to the extent we retain those earnings.

In order to be eligible to elect REIT status, we will also be required to provide shareholders with a special distribution of our non-REIT earnings and profits, or E&P, attributable to taxable years ending prior to January 1, 2006, the expected effective date of our election to be treated as a REIT. We anticipate that this special distribution, or E&P distribution, will be taxable as a dividend to our shareholders. We believe that the E&P distribution will be valued between approximately $350 million and $400 million. Shareholders generally will have the opportunity to elect to receive the E&P distribution in cash, shares of our common stock or a combination of cash and shares of our common stock. The aggregate amount of cash to be received by all shareholders in the E&P distribution is expected to be limited to approximately 20% of the E&P distribution. Subject to final board approval, we expect to make the E&P distribution by January 15, 2006. The share portion of the E&P distribution will increase the number of shares of our common stock outstanding.

In conjunction with the REIT conversion, we announced our intention to refinance substantially all of our indebtedness from the proceeds of one or more securities offerings from our recently filed shelf registration statement as well as a new credit facility. These proceeds will also be used to pay the cash portion of the E&P distribution and fees and expenses associated with the refinancing and REIT conversion.

Also in conjunction with the REIT conversion, we announced our intention, commencing in the first calendar quarter of 2006, to begin paying a quarterly dividend amounting to approximately $1.00 per share on an annualized basis. This annual per share amount does not reflect the impact of the shares of our common stock that will be issued to our shareholders in the E&P distribution. Our actual dividend payments following the REIT conversion are subject to final board approval and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. Our new dividend policy is also contingent upon effectiveness of the REIT conversion as of January 1, 2006.

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,”  “will,”  “should,”  “potential,”   “intend,”  “expect,”  “endeavor,”  “seek,”  “anticipate,”  “estimate,”  “overestimate,”  “underestimate,”“believe,”  “could,”  “would,”  “project,”  “predict,”  “continue,”  “plan,”  “believe,”  “propose” or other similar words or expressions. The forward-looking statements in this Form 10-Q include statements concerning the determination of dividends to be paid; the anticipated cost of and availability of cash flow and financing to fund operations, meet debt payment obligations and for planned capital expenditures; anticipated capacity utilization; expected capital expenditures and anticipated operational benefits through improved mill operations. Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events and results could differ materially from those anticipated by the company. The following risks, uncertainties and factors, among others, could cause actual results or events to differ materially from those expressed in the forward-looking statements: our ability to achieve our strategies and the results of these strategies; actual log harvest levels and customer and product focus; our dependence on timber resources; changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products; our failure to achieve anticipated improvements in operating results and earnings and expected cost reductions; our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements; our working capital needs, including inventory levels and raw material requirements; unanticipated changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, lumber, paper, paperboard and converted products pricing and demand; our ability to achieve anticipated reductions in the amount of natural gas purchased from third parties; our ability to improve reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases; our ability to achieve anticipated savings and improvements from various business improvement projects and programs within the expected time frames or at all; unexpected capital expenditures and the timing of completion and results of capital expenditure projects; our ability to reduce debt and prioritize the use of excess cash to reduce debt; expected sales of power; possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan); cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial conditions and results of operations and our competitive position; developments in the world, national, or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts; implementation or revision of government policies affecting the environment, import and export control and taxes; changes in harvest conditions or regulations effecting our timber operations; adverse weather conditions; availability of excess cash to pay dividends; unforeseen maintenance on capital assets; unforeseen developments in our business; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; disasters and other unforeseen events; identification of material weaknesses in our internal control over financial reporting during our Sarbanes-Oxley Act review of internal controls; potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT; the occurrence of events that require a change in the timing of the REIT election; our actual pre-REIT earnings and profits could vary from estimates resulting in a lower or higher shareholder distribution; our ability to satisfy complex technical rules in order to qualify for or maintain REIT status and to operate effectively within the limitations imposed by those rules; and the expected heightened sensitivity of our stock price to our ability to maintain and increase the dividend on our common stock. In addition, our actual dividend payments following the REIT conversion are subject to final board approval and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. As a result, the level of dividends we will pay could be less than expected. The company does not undertake any obligation to update forward-looking statements should circumstances or the company’s estimates or projections change.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Senior Vice President-Finance concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Internal Control Over Financial Reporting. After the issuance of our first fiscal quarter 2005 consolidated financial statements, our management discovered that a data entry error had occurred in the LIFO inventory calculation and related index rates for first fiscal quarter 2005. As a result, we restated our first fiscal quarter 2005 consolidated financial statements in June 2005 in an amendment of our quarterly report on Form 10-Q for our first quarter ended January 31, 2005 (the “First Fiscal Quarter 10-Q Amendment”).

In conjunction with the restatement, we conducted a review of the effectiveness of our internal control over financial reporting relating to the inventory valuation and confirmed that the data entry error described in the preceding paragraph was isolated to the first fiscal quarter 2005, and did not occur in any period in fiscal 2004. Our management and audit committee concluded, however, that the failure to detect the data entry error relating to first fiscal quarter 2005 reflected a deficiency in our internal controls over the valuation of inventory that constituted a material weakness in our internal control over financial reporting as of January 31, 2005. This material weakness was disclosed in the First Fiscal Quarter 10-Q Amendment and in our quarterly report on Form 10-Q for our second fiscal quarter ended April 30, 2005 (the “Second Fiscal Quarter 10-Q”).

In May 2005, our management formulated a remediation plan to address the material weakness. We began implementing our remedial plan in conjunction with the review and issuance of our second fiscal quarter 2005 results, and the changes to internal controls as a result of the remedial plan were completed by the end of the third fiscal quarter ended July 31, 2005.

Our remediation plan focused on minimizing the risk of future data entry errors in the inventory valuation model. The changes in internal controls we implemented during the third quarter consisted of an independent review of the inventory calculation, including independent review of the index rates and the performance of a duplicate calculation, by supervisory personnel every period. We also implemented additional change control procedures required to be followed in connection with any change in the inventory valuation model to ensure appropriate supervisory oversight and validation of changes and inputs into the model. These changes in internal controls were designed to ensure the accuracy of inventory valuation. These remedial actions and changes in internal controls were implemented at nominal cost.

Changes in Internal Control Over Financial Reporting. Except for the changes implemented to eliminate the material weakness noted above, there have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since our last quarterly report, there have been favorable developments in actions pending in Washington courts and reported in our annual report.

As we previously reported, in January 2003 we were subject to a complaint filed in King County, Washington Superior Court and entitled Gerald Shellenbarger. v. Longview Fibre Company, et al. In the complaint, plaintiffs alleged that one of our former employees was exposed to asbestos when he worked at our Longview paper mill. Plaintiffs further alleged that we were subject to civil tort liability because we had actual knowledge of certain injuries arising out of asbestos exposure and willfully disregarded that knowledge. In October 2003, our motion for summary judgment was granted on the basis that we were immune from a civil lawsuit under Washington's workers’ compensation law. In November 2004, the Washington Court of Appeals (Division I) affirmed the dismissal. The plaintiffs sought review of the Court of Appeals decision by the Washington Supreme Court, but the Supreme Court denied review of the case in July 2005.

As previously reported, in February 2004 we were named as one of eight defendants in a case filed in Cowlitz County, Washington Superior Court and entitled Brent v. Weyerhaeuser Corp., et al. Among other allegations, plaintiff alleged that he suffers from an asbestos-related lung disease as a result of his exposure to asbestos during his work at the Longview mill as a carpenter's apprentice for a third-party contractor. In June 2005, the Washington Superior Court granted our motion for summary judgment

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

LONGVIEW FIBRE COMPANY
(Registrant)

L. J. McLAUGHLIN  09/06/05
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer

A. G. HIGGENS  09/06/05
A. G. HIGGENS
Assistant Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certifications by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board.

31.2	Section 302 Certifications by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.

32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board.

32.2	Section 1350 Certification by L. J. McLaughlin, Sr. Vice President-Finance, Secretary and Treasurer.