Form 10-K
period 2005-10-31
LONGVIEW FIBRE CO
filed 2006-01-17
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number 001-10061

Longview Fibre Company
(Exact name of registrant as specified in its charter)

Washington	91-0298760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Fibre Way, Longview, Washington	98632
(Address of principal executive offices)	(Zip Code)

(360) 425-1550
(Registrant's telephone number, including area code)

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
Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of April 29, 2005, was $883,447,562. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock, $1.50 Ascribed Value per share, as of December 31, 2005 was 51,076,567 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed in connection with the Company’s Annual Meeting of Stockholders to be held April 6, 2006.

Longview Fibre Company
FORM 10-K
TABLE OF CONTENTS

PART 1
Item 1	Business	4
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	12
Item 2	Properties	13
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrant	14

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity
	Securities	16
Item 6	Selected Financial Data	17
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operation	18
	Critical Accounting Policies	30
	Forward-Looking Statements	31
	Risk Factors	32
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk	42
Item 8	Financial Statements and Supplementary Data	43
	Quarterly Financial Data	57
Item 9	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure	58
Item 9A	Controls and Procedures	58
Item 9B	Other Information	61

PART III
Item 10	Directors and Executive Officers of the Registrant	61
Item 11	Executive Compensation	62
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	62
Item 13	Certain Relationships and Related Transactions	62
Item 14	Principal Accountant Fees and Services	62

PART IV
Item 15	Exhibits and Financial Statement Schedules	62

	SIGNATURES	63
	INDEX OF EXHIBITS	64

PART I

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation—Forward-Looking Statements" for a list of some factors that could have a material adverse effect on our operations and future prospects or that could cause events or circumstances to differ from the forward-looking statements.

When considering forward-looking statements, you should also keep in mind the risk factors and other cautionary statements and factors noted throughout this Annual Report on Form 10-K that could cause our actual results to differ significantly from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this Annual Report on Form 10-K. We cannot guarantee future results, levels of activity, performance or achievements. Except to the extent required by law, we do not undertake any obligation to update any of the forward-looking statements contained in this Annual Report on Form 10-K.

Item 1. Business.

General

We are a publicly held forest, paper and packaging products company engaged in three primary businesses: the ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale; the ownership and operation of our Longview mill, which produces kraft paper and paperboard; and the ownership and operation of converting plants, which produce finished products such as corrugated containers.

Since we commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products, we have grown to become an integrated and nationally recognized wood products company. We own and manage approximately 585,000 acres of valuable timberlands in the Pacific Northwest composed primarily of softwoods. Based on production capacity, we believe we are the largest producer of unbleached kraft paper in North America, and we own and operate what we believe is one of the world’s largest pulp and paper making complexes. We also own and operate 15 converting plants in 12 states.

Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

On July 27, 2005, our board of directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust, or REIT, for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate income taxes on income and gains from investments in real estate, to the extent that it distributes such income and gains to its shareholders. Our principal REIT qualifying investment consists of our timberlands. As a REIT, we would continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations, and on income from our real estate investments that is not distributed to our shareholders. Our election to be taxed as a REIT effective January 1, 2006 remains subject to final approval by our board of directors and would be made in connection with the filing of our federal income tax return for 2006.

Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to a wholly owned subsidiary, referred to in this report as Longview TRS, those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital). Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 585,000 acres of timberlands. Longview Fibre Company and Longview TRS will jointly elect for Longview TRS to be treated as a taxable REIT subsidiary, or TRS, effective upon the effective date of our election to be taxed as a REIT. The TRS will be subject to corporate-level tax on its earnings.

For additional information about the REIT conversion and the steps we are taking to qualify as a REIT, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

The business segment discussion below covers the operations of both Longview Fibre Company and Longview TRS. We do not expect that the effectiveness of the REIT conversion will affect the composition of our reportable segments.

Business Segments

We organize and manage our operations in the following three reporting segments, which correspond to our three primary businesses: timber, paper and paperboard and converted products.

The following table sets forth the relative contribution to net sales of each of our segments for fiscal years ended October 31. Effective January 1, 2006, we changed our fiscal year end to December 31 as required by REIT regulations.

	2005	2004	2003
Timber	21%	23%	21%
Paper and Paperboard	29%	27%	26%
Converted Products	50%	50%	53%

See Note 9 in the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for financial information about our business segments, including sales to customers, income (loss) on sales and identifiable assets for each of the last three fiscal years.

Timber

We own and manage approximately 585,000 acres of timberlands in nine tree farms in Oregon and Washington that contain an estimated 3.9 billion board feet of 30-year-old and older timber. Approximately 62% of our species mix is Douglas fir, which is a premium species of softwood primarily used in residential and commercial construction. During fiscal year 2005, 83.4% of our log net sales were to domestic customers consisting of 51 independent sawmills and plywood plants, with the balance exported primarily to Japan. We believe we were the third largest U.S. exporter of logs to the Japanese market from the Pacific Northwest in 2005. We have close access to the Port of Longview on the Columbia River that allows us to conveniently ship logs to our overseas customers.

We also operate a sawmill near Leavenworth, Washington that processes logs into lumber and wood chips for construction and other markets, principally in the United States, but occasionally in the Pacific Rim as well. This sawmill sources a portion of its logs from two of our tree farms and also produces wood chips for use at our Longview mill. In addition, we maintain four log-chipping operations located in Washington and Oregon. We supply these chipping facilities with lower-quality logs, which are known as pulpwood and account for approximately 5% of our log production, and we also purchase pulpwood from third parties. We process the logs into wood chips used to make pulp in our Longview mill.

Our timber is harvested by independent logging contractors.

Timberlands. We believe that our timber resources represent significant value and will remain an important contributor to our continued success. Approximately 93% of our timber is softwood such as Douglas fir and hemlock that, because of its strength and flexibility, is generally preferred over hardwood for construction lumber and plywood. Approximately 66% of our softwoods are Douglas fir and approximately 24% are hemlock, with the balance made up of pine and other white woods. Our timberlands have primarily second or third growth timber, a substantial amount of which is easily accessible given the moderate terrain and extensive road systems where our timber is located. Approximately 81% of our timberlands are located west of the Cascade Mountains in Oregon and Washington, a highly productive region known for its mild climate and rich soils. The remaining 19% of our timberlands are in eastern Oregon and Washington.

We believe our timberlands are diversified by age and advantageously dispersed geographically throughout the states of Oregon and Washington. Our timberlands span the two states on 669 noncontiguous parcels with an average parcel size of approximately 874 acres, the largest of which is approximately 41,400 acres. We believe that the distribution of our timberlands across numerous, noncontiguous parcels of relatively small size reduces our risk of significant loss due to forest fires, disease and other natural disasters.

As a substantial U.S. timberland owner, we believe we have benefited from the reduction in the availability of U.S. federal timber for harvesting. The federal government has curtailed the harvesting of timber in response to heightened environmental concerns. This curtailment is pronounced in the Pacific Northwest due to concern over threatened and endangered wildlife species such as the spotted owl, marbled murrelet and salmon. We believe that the governmental forest management’s heightened emphasis on habitat preservation has added to the value of our private timberlands. We anticipate that the federal “Healthy Forest Restoration Act” of 2003, designed to facilitate thinning of federal forests for fire prevention purposes, will result in an increase in the supply of small diameter logs from the east side of the Cascade Mountains to the market. We expect most of this log supply created in Washington and Oregon will be pine and other white woods that should not significantly affect the value of Douglas fir and hemlock logs.

Timber Resource Management. We maintain a conservative forest management plan that seeks to enhance timber growth and quality in our timberlands while simultaneously meeting or exceeding environmental requirements. We view our timberland holdings as assets with substantial value apart from our manufacturing facilities and manage our timberlands on a

“sustained yield” basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth and our reforestation efforts. We operate our timberlands on a sustained yield basis with rotations, or average age of the timber when cut, of approximately 50 to 55 years. Timber growth rates and existing age class distribution are important variables for a forest products company, as they ultimately determine how much timber can be harvested. Any deficiency in a particular age class may be managed by maintaining adequate harvestable inventory levels of other age classes and through acquisition of standing timber within that age class. A balanced distribution of age classes will tend to provide a more regular source of cash flow as the various timber stands reach their harvestable age. Accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

Historically, we have managed our timberlands on a sustained yield basis, which we believe currently corresponds to an average harvest rate of 275 million to 280 million board feet of merchantable timber per year. Over the past 15 fiscal years, our average annual harvest has been approximately 279 million board feet. Under this sustained yield rotation, our inventory of mature standing timber 30 years old and older has remained at approximately 3.9 to 4.0 billion board feet. Our ability to continue to harvest at this sustainable level is negatively affected by our accelerated harvest levels of the last few years and modest gaps in our age class distribution of our current ownership. Our timber harvest planning considers the impact of biological factors and economic factors such as forecasted demand, price and the availability of timber from external sources. Harvest plans are reviewed throughout the year and revised at least annually, permitting modification, as needed, in response to fluctuations in log markets.

During fiscal year 2005 we continued harvesting at a level above sustained yield, but down from 2002 levels when we first began increasing our harvest to improve cash flow. We estimate our harvest level for fiscal year 2006 will be approximately 275 to 280 million board feet.

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

Our forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stand density. Forest stands may be thinned and fertilized periodically to improve growth and stand quality. We typically reforest within one year of harvest. We use pre-commercial and commercial thinning, which is the harvesting of immature and lower-value trees, where appropriate, to maximize the long-term value of our timberlands and generate incremental cash flow. In addition to providing another source of wood chips, we believe that thinning can improve the overall health of our timberlands by enhancing the vigor of the residual trees.

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

Sales and Customers. As a steady supplier of timber for over 40 years, we have cultivated and established long-standing relationships with many of our timber customers. The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. Sales are generated mostly through long-standing relationships, generally at negotiated market prices. In fiscal year 2005, no sales were made pursuant to long-term contracts. During fiscal year 2005, our top five customers, including exporters, accounted for approximately 47% of our timber net sales, which represented approximately 10% of our total net sales. Our largest customer accounted for approximately 16% of our timber segment net sales during this period, which represented approximately 3% of our total net sales.

Paper and Paperboard

We produce our high-quality kraft paper and paperboard at our Longview mill, which we believe is one of the world’s largest pulp and paper making complexes, with an aggregate annual paper and paperboard capacity in excess of one million tons. Based on production capacity, we believe we are North America’s largest kraft paper manufacturer. Our Longview mill complex is located on 358 acres with deep water frontage on the Columbia River and has connections with two transcontinental railroads as well as close access to the main north-south interstate on the West Coast. We produce a wide variety of paper and paperboard at our Longview mill, including corrugating medium and linerboard, which are combined to make corrugated containers; lightweight kraft paper; and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

Manufacturing. We have continuously upgraded and expanded our Longview mill to produce higher-quality paper more quickly and economically. Our Longview mill consists of one pulp mill and ten paper and paperboard machines with more than 3,100 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds one million tons. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Selected Segment Results.”

We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world’s largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp, pulp from sawdust and old corrugated containers (“OCC”) provide the balance of our pulp. Approximately 25% of the pulp that we used in fiscal year 2005 was from OCC, which makes our paper and paperboard products more attractive to environmentally conscious consumers.

To balance the mill-to-market demand for our products and the availability of raw materials at acceptable prices, we ran only our nine most efficient machines during the entire fiscal year 2005, adding a tenth, the #4 paper machine, during portions of the year when it was economical to do so.

Most of our Longview mill’s pulp is produced by the kraft process, in which raw material fibers from wood chips are cooked under pressure in a chemical mixture in vessels called digesters. The kraft process is widely considered to be the most desirable process for making pulp because it produces paper and paperboard with high structural strength due to the relatively longer fibers in the pulp. Our fully automated digesters can produce large quantities of unbleached pulp and feature an energy- and chemical-efficient pulping process. In addition to digesting our own unbleached pulp, we purchase bleached pulp from third parties and process recycled material into pulp. Pulp is then refined, diluted and subsequently fed into our paper machines to be made into paper and paperboard.

The kraft process is an expensive method of producing pulp and is economically feasible only through energy conservation and efficient recovery and reuse of pulping chemicals. Accordingly, we recycle used chemicals both to produce heat and to be reused in the digesters for additional pulp making. We also continue to pursue computer-controlled process automation to improve mill energy conservation, process control and quality. Our continuous Kamyr brand digesters use only half the energy used by batch digesting, another widely employed pulping process. The design and development efforts of a professional staff of approximately 60 engineers and chemists contribute significantly to all phases of pulp and papermaking.

The flexibility of our paper machines enables us to focus on individual customer needs by developing customized grades for specific product requirements and enables us to adjust rapidly to market conditions. We currently have several swing machines that can produce paper or paperboard. In addition, paper machines of various trim widths and capabilities have been added periodically, while our smaller machines have been utilized to make small lots of specialty paper and paperboard.

Several Business Process Improvement (“BPI”) initiatives, formally begun in fiscal year 2002, have helped us reduce costs and improve customer service while reducing working capital demands. The Enterprise Asset Management initiative has led to projects designed to improve the quality and consistency of our chip supply and increase equipment reliability through improved planning and scheduling of our maintenance resources. The initial phases of the PeopleSoft EnterpriseOne Enterprise Resource Planning (“ERP”) system have been installed to support the centralized purchasing and asset management processes. Energy initiatives over the past several years have helped control the cost of purchased energy, reduced our reliance on natural gas and increased the usage of low cost biomass alternative fuels. Our supply chain management initiative has helped integrate formerly separate functions in our customer service, production planning and transportation departments. An initiative to centralize our procurement process has increased the power of our spending, yielding reduced costs and better service from a reduced number of suppliers and transactions.

Additionally, we continue to focus on increasing overall efficiency by increasing worker productivity and managing workforce levels to meet production requirements, and we may close or curtail non-competitive facilities and reallocate production to more optimal facilities.

Raw Materials and Suppliers.  Our Longview mill’s advanced technology combined with our papermaking flexibility enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, such as OCC, and purchased bleach pulp from a variety of sources. In addition to the wood chips and sawdust that we purchase, we source raw materials from our own sawmill at Leavenworth and can source additional chips from our four log-chipping facilities. Our chip operations are located in Washington and Oregon. Residual wood chips and sawdust are also supplied by many of our timber customers, which generate these residuals from logs purchased from us.

During fiscal year 2005, approximately 6% of our fiber requirements were generated from internal operations, and approximately 28% were generated from OCC and other recycled materials. The remainder of our fiber came from more than 55 chip suppliers composed of sawmills, plywood plants and whole log chipping facilities located within a 1,300-mile radius of our Longview mill, primarily in Washington, Oregon, Idaho and Montana. Actual sourcing levels vary with market conditions. We can receive approximately 60 rail cars, as many as 300 truckloads and a barge full of wood chips at our Longview mill daily. In addition, approximately 19% of our fiber is from wood chips that we purchased at market prices from sawmills to which we sell our logs. We believe our stable historical relationships with these sawmills result in a dependable supply of wood chips from them. We purchase bleached pulp from various sources and have an arrangement to purchase pressed bleached pulp (which has not been dried) from a nearby mill that has excess capacity. We continue to focus on broadening our raw material supply and reducing fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

Sales and Customers. We continue to emphasize quality, service, continuity and design of our paper and paperboard products to meet our customer needs. We work closely with our customers to broaden our product lines of value-added specialty and custom paper grades. Our paper products are sold by our sales forces located in Longview, Washington; Milwaukee, Wisconsin; and Atlanta, Georgia, or through paper merchants. In fiscal year 2005, our Longview mill provided approximately 51% of its total production to our converted products segment (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties), effectively meeting approximately 90% of our converted product segment’s paperboard requirements. We sell the remaining Longview mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Less than 10% of our paper and paperboard net sales for fiscal year 2005 were made pursuant to contracts having a term greater than one year.

Where possible, we develop products in conjunction with our customers and enter into long-term relationships. Within our paper and paperboard segment, approximately 11% of our segment net sales during fiscal year 2005 were from our specialty TEA-Kraft® paper, a highly rupture-resistant multi-wall bag paper used in the agriculture, pet food, chemical and cement industries. Excluding transfers to our converting plants, during fiscal year 2005, our top 5 customers accounted for approximately 36% of our paper and paperboard net sales. These customers represented approximately 11% of our total net sales. Our largest paper and paperboard customer, an exporter that resells our products to a number of smaller customers, accounted for approximately 9% of our total segment net sales during this period, which represented approximately 3% of our total net sales.

Converted Products

We own and operate 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging, and creative point-of-purchase displays. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services. With our advanced technologies, we are able to produce products with high-quality multi-color graphics printed directly on corrugated material using our computerized ink-blending expertise. We also produce complex structural designs. Our corrugated containers are typically used for packaging of items such as fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. Virtually all of our products in our converted products segment are sold to domestic customers.

In addition to standard corrugated shipping containers, our container products include solid-fiber boxes, containers with specialty folding-gluing characteristics and a full line of jumbo boxes in a variety of sizes. We also produce Liquiplex®, a family of bulk-liquid disposable bins available in sizes up to 330 gallons.

Manufacturing. Our commitment to automation and improvements in plant and equipment is evidenced by our investments to modernize our facilities and equipment. Investments in newer technology have produced a variety of capabilities, including high-speed corrugating, high-quality graphics printing and other precise box finishing. As a result, we believe our converting facilities are some of the best-equipped in the United States, capable of producing corrugated containers in virtually any size, shape and design based on customer needs.

We have an ongoing process standardization initiative for order entry, production scheduling, shipping and inventory control at our converting plants which involves taking “best practices” from each of our plants and applying them to our other plants. We believe this initiative has resulted in a number of improvements, including more efficient production, inventory management and on-time order fulfillment. We also believe that our BPI initiatives have resulted in cost savings and efficiencies in our converted products operations similar to those in our paper and paperboard segment.

Of our 15 converting plants, five are sheet plants that fashion corrugated sheets obtained from corrugator plants into finished products and ten are corrugator plants that, in addition to converting corrugated sheets into finished products, can also produce corrugated sheets from corrugating medium and linerboard. We do not operate any sheet-feeder plants.

Raw Material Sources and Supply. The principal raw material used by our converting plants is paperboard. During fiscal year 2005, our converting plants effectively received approximately 90% of their paperboard requirements from our Longview mill either directly or through barter or buy/sell arrangements whereby one of our converting plants acquires paperboard from a third party’s paper mill that is geographically closer to it than our Longview mill, and in return, our Longview mill supplies paper or paperboard to the third party’s converting plant.

Sales and Customers. Sales of converted products are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers in turn report to regional divisional vice presidents. We have approximately 90 full-time direct sales employees in our converted products segment.

We sell our converted products to approximately 3,100 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we seek to focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities, as many of our larger competitors do not find such specialty niches to support the volume of production that would make this business attractive to them. Our vertical integration with, and the process flexibility of, our Longview mill allow us to quickly and efficiently respond to our customers’ changing needs.

During fiscal year 2005, our top five customers accounted for approximately 27% of our converted products net sales, with no customer accounting for more than 10% of segment net sales. The top five customers represented approximately 14% of our total net sales and our largest customer represented approximately 5% of our total net sales. Approximately 19% of our segment net sales were made pursuant to contracts having a term greater than one year.

Energy

Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce over 40 megawatts of power and the co-generation facility generally has a capacity to produce over 60 megawatts of power. For fiscal years 2005 and 2006, we have agreed with the local power utility district to use all of our steam-driven generator capacity for internal use and sell all of our power produced from our co-generation facility, if any, into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility and sell into the market, will change from period to period based on market conditions and our own power requirements. We had no power sales in fiscal year 2005, and do not expect sales of power to contribute meaningfully to our results in fiscal year 2006.

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

There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price, quality, on-time delivery and customer service. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber to the Japanese market from the Pacific Northwest in 2005. We believe we were the third largest U.S. exporter of logs to the Japanese market from the Pacific Northwest in 2005.

Our paper and paperboard segment primarily competes in the highly-concentrated North American kraft paper market. The 10 largest North American producers of kraft paper account for approximately 90% of industry capacity. We believe we were the largest producer in 2005 based on industry capacity. Abroad, we compete with many domestic producers as well as with foreign competitors such as Eurocan and Canadian Forest Products. Competition in the kraft paper market is primarily based on price, service, quality and ability to customize products.

In the worldwide paperboard market we compete with many of the same foreign and domestic paperboard producers. We believe Smurfit-Stone Container was the largest North American paperboard producer in 2005 based on industry capacity. Suppliers in the paperboard market compete primarily in the same manner as do suppliers in the paper market.

There are many competitors in the markets for our converted packaging products, including other large, vertically-integrated companies and numerous smaller companies. Although no single company is dominant in any particular market, we consider Smurfit-Stone Container and Weyerhaeuser to be our main competitors. Packaging industry participants compete on price as well as design, quality and service, with varying emphasis on these factors depending on the product line. Due to the high cost of transporting corrugated containers, competition from foreign manufacturers does not have a significant impact on the corrugated container market in the United States.

We have listed below our principal competitors in each of our three business segments.

Segments	Principal Competitors
Timber	Weyerhaeuser Corporation
Guistina
Hancock
Campbell Group Managed Holdings

Paper and Paperboard
Paper	International Paper
Eurocan
Canadian Forest Products
Georgia-Pacific
Smurfit-Stone
Tolko
Cascades
Carter, Holt, Harvey

Paperboard	Smurfit-Stone
Georgia-Pacific
Weyerhaeuser Corporation
International Paper
Temple-Inland

Converted Products	Smurfit-Stone
Georgia-Pacific
Weyerhaeuser Corporation
International Paper
PCA
Temple Inland
Green Bay Packaging

Seasonality

We experience some seasonality in our business and operating results, with the first quarter (ending January 31) of our historical fiscal year typically reflecting reduced activity in all of our segments. In our timber segment, timber harvest activity is affected by winter weather in the Pacific Northwest. In our converted products and paper and paperboard segments, reduced domestic agricultural activity during the winter months, particularly in the Pacific Northwest, and the effect of pre-holiday season demand for paper and packaging material can negatively affect demand. While these seasonal influences do generally affect our financial results, in some years other factors affecting supply and demand for our products, especially with respect to our manufacturing segments, may have a more significant impact on quarter-to-quarter comparisons.

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

Timberlands. Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities, which require us to establish buffer, or "no cut," zones in or along environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods and to protect air quality. State and federal statutes and regulations also have the direct and indirect effect of controlling logging activities, including ancillary road construction and maintenance activities. The impact of our activities on, among other things, water quality, endangered species, and certain ocean and inland shorelines and wetlands is monitored by regulating agencies. Changes in these statutes and regulations, and related policies implementing them, including changes in enforcement policies or changes resulting from judicial actions or interpretations, can significantly affect local and regional timber harvest levels.

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

The Cluster Rule contains significant compliance milestones for air emissions in 2006. We estimate that additional capital expenditures required to comply with this regulatory program will range from $1 million to $2 million for the coming fiscal year. The applicable requirements for 2006 primarily impact our pulp washing operations at their existing levels of production, and we may be required to alter our production process, replace existing equipment or install additional pollution control equipment if either our production levels increase to certain levels or if our proposed actions are not found to be sufficiently effective. If we are required to pursue these actions, we estimate this will result in capital costs up to an additional $10 million. We do not expect future capital costs associated with other individual Cluster Rule compliance projects to be material.

Air Quality. The Clean Air Act regulates emissions into the air and requires air permits that set limits on such air emissions. We anticipate making capital expenditures of approximately $5 million to $10 million over the next three years for air pollution control additions and modifications to ensure compliance with air emissions standards not related to the Cluster Rule and to accommodate facility production capacity increases.

The EPA is developing Maximum Achievable Control Technology, (“MACT”), standards for reducing hazardous air pollutants from specified categories of industrial processes with major emissions. These categories include boilers, paper coating and combustion turbines, some or all of which we participate in. The EPA has finalized MACT standards for boilers, but we do not expect compliance to be required before 2007.

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

Fiscal Year 2006 Environmental Expenditures for Mill Operations. In fiscal year 2006, we expect to spend approximately $3 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $9 million on operating and other non-capitalizable expenditures relating to environmental matters.

Timber Exports. Federal law prohibits the export of unprocessed timber acquired from federal lands in the Western United States and the substitution of unprocessed federal timber from the Western United States for unprocessed private timber that is exported. A person owning timber-processing facilities may seek authorization from the U.S. Department of Agriculture for a “sourcing area” within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. We have one such sourcing area.

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

Employees

As of October 31, 2005, we employed approximately 3,200 employees, of which approximately 2,000 employees were parties to collective bargaining agreements between us and several unions. We have 12 collective bargaining agreements expiring at various times from calendar year 2006 through calendar year 2010, including a collective bargaining agreement with our 1,189 Longview mill employees that extends to May 31, 2006. We believe that our relationship with our employees is good.

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

In addition, we have made the following corporate governance materials available in the Investor Relations section of our website:

•	Code of Ethics for our CEO and financial officers;

•	Code of Business Conduct and Ethics;

•	Corporate Governance Guidelines; and

•	our Executive Committee, Audit Committee, Nominating/Governance Committee and Compensation Committee charters.

In addition to the access on our website, a copy of any of these corporate governance materials may be obtained from us by sending a request to the Secretary of the company at P.O. Box 639, Longview, Washington 98632-7411.

If we waive, or implicitly waive, any material provision of our Code of Ethics for our CEO and financial officers or our Code of Business Conduct and Ethics, or substantively change the codes for any specific officer, we will disclose that fact on our website within five business days.

Item 1A. Risk Factors.

Not applicable. A discussion of risk factors is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of October 31, 2005, we owned in fee 584,602 acres of timberlands located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock on the timberland.

As of October 31, 2005, our production facilities included:

			Building
	Approx.	Approx.	Leased/
Production Facilities	Acres	Sq. Ft.	Owned

PULP, PAPER AND PAPERBOARD PRODUCTION
Longview, Washington (a)	358	3,115,080	Owned

CONVERTED PRODUCTS PRODUCTION
Amsterdam, New York (Corrugated Containers)	11	219,840	Owned
Bowling Green, Kentucky (Corrugated Containers)	20	306,486	Owned
Cedar City, Utah (Corrugated Containers)(b)	22	143,000	Owned
Cedar Rapids, Iowa (Corrugated Containers)	21	388,000	Owned
Fridley, Minnesota (Corrugated Containers)	17	291,000	Owned
Grand Forks, North Dakota (Corrugated Containers)(b)	27	85,000	Owned
Longview, Washington (Corrugated and Solid Fibre Containers)	(a)	(a)	Owned
Milwaukee, Wisconsin (Corrugated and Solid Fibre Containers)(b)(c)	15	493,700	Owned
Oakland, California (Corrugated Containers)	7	215,500	Owned
Seattle, Washington (Corrugated Containers)	3	132,300	Owned
Seward, Nebraska (Corrugated Containers)(b)	18	85,000	Owned
Spanish Fork, Utah (Corrugated Containers)	25	519,000	Owned
Twin Falls, Idaho (Corrugated Containers)	12	446,000	Owned
West Springfield, Massachusetts (Corrugated Containers)(b)	11	230,460	Owned
Yakima, Washington (Corrugated Containers)	18	419,000	Owned

WOOD CHIP PRODUCTION
Cle Elum, Washington	74	(d)	Owned
Clarkston, Washington	19	(d)	Leased
Clatskanie, Oregon	23	(d)	Owned
Kalama, Washington	12	(d)	Leased

SAWMILL
Leavenworth, Washington (also log sorting)	69	125,000	Owned

(a)	Our Longview facility is used for pulp, paper and paperboard production, converted products production and as our corporate headquarters.
(b)	Corrugated sheet plant.
(c)	Solid fiber sheet plant.
(d)	Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.

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

Item 3. Legal Proceedings.

Since 2002, we have been named a defendant in numerous asbestos-related actions in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. As of December 31, 2005, the Madison County and St. Louis plaintiffs agreed to dismiss us from all but one of the lawsuits in those jurisdictions. In each instance, we were dismissed without any payment or liability to the plaintiffs. However, each of the dismissals was without prejudice, meaning that the plaintiffs could re-institute those cases.

In the remaining St. Louis, Missouri lawsuit, the plaintiff alleges asbestos-related injuries from exposure to the defendants’ asbestos products, as well as exposure to asbestos while working on certain of the defendants' premises. The claims are not specific as to what, if any, contacts the plaintiff had with us or our manufacturing plants or products. The lawsuit does not specify damages sought from us individually, but the plaintiff alleges a general jurisdictional amount against all defendants. In the past, we have been routinely dismissed from these types of actions. We believe that the process by which the plaintiffs in these actions file claims may lead to additional similar lawsuits, but that we will likely again be dismissed as a defendant, without prejudice.

In January 2003, we were served with a complaint filed in King County, Washington Superior Court and entitled Gerald Shellenbarger v. Longview Fibre Company, et al. In the complaint, plaintiffs alleged that one of our former employees was exposed to asbestos when he worked at our Longview paper mill from 1959 to 1964 and from 1976 to 1996. In October 2003, our motion for summary judgment was granted and the dismissal became final in September 2005.

In April 2004, we were served with a complaint filed in King County, Washington Superior Court and entitled Crawford v. Longview Fibre Company, et al. In the complaint, the plaintiffs alleged that one of our former employees was exposed to asbestos when he worked at our Longview mill from 1946 to 1987. We settled this matter for a non-material sum in December 2005.

In February 2004, we were named as one of eight defendants in a case filed in Cowlitz County, Washington Superior Court and entitled Brent v. Weyerhaeuser Corp., et al. In the complaint, the plaintiff alleged that he suffers from an asbestos-related lung disease as a result of his exposure to asbestos during his work at the Longview mill as a carpenter's apprentice for a third-party contractor between 1957 and 1963. In June 2005, the Washington Superior Court granted our motion for summary judgment. Since plaintiff did not appeal this ruling, the dismissal became final in July 2005.

In November 2005, we were named as one of many defendants in a case filed in Wharton County, Texas District Court and entitled Stalik v. A.W. Chesterton Co.; et al. In the complaint, the plaintiff alleges that he suffers from an asbestos-related lung disease as a result of his exposure to asbestos during his work for a contractor at the Longview mill in the late 1960s and at other undisclosed dates. He also alleges exposure to asbestos at facilities owned by others during his work in various shipyards, steel mills, refineries, paper mills, chemical plants and/or other facilities in the United States. We currently anticipate that we will file one or more motions to dismiss us from this litigation later in 2006.

From time to time we have been, and continue to be, subject to other legal proceedings and claims in the ordinary course of our business. These include various proceedings relating to environmental regulation, including the cleanup of hazardous waste under the federal Comprehensive Environmental Response Compensation and Liability Act, and similar state laws. These claims, even when lacking merit, can result in the expenditure of significant financial and managerial resources as we defend ourselves. Although the final outcome of any legal proceeding cannot be predicted with any degree of certainty, we presently believe that any ultimate liability resulting from any of the legal proceedings, or all of them combined, would not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2005, and certain biographical information about each of these individuals, are set forth below:

Name	Age	Office	Executive Officer Since
R. H. Wollenberg	52	President, Chief Executive Officer and Chairman of the Board	1996

R. J. Parker	57	Senior Vice President-Production and Mill Manager	1994

K. D. Gettman	57	Senior Vice President-Container Group	2001

L. J. McLaughlin	50	Senior Vice President-Finance, Secretary, Treasurer and Director	1991

R. B. Arkell	75	Senior Vice President-Industrial Relations and General Counsel	1986

W. C. Boyd	64	Senior Vice President-Timber	2004

F. V. McShane	53	Senior Vice President-Supply Chain Management	2004

Richard H. Wollenberg
President, Chief Executive Officer and Chairman of the Board

Mr. Wollenberg was elected Chairman of the Board in March 2004, having been elected Chief Executive Officer in November 2002, and has held the office of President since October 2001. He has been a director since 1995. Mr. Wollenberg previously served as Executive Vice President, Chief Operating Officer and Senior Vice President-Production, Western Container Division. He has been employed with the Company since 1988. Mr. Wollenberg received a Juris Doctor degree from Willamette University and a bachelor of philosophy degree from Reed College.

Richard J. Parker
Senior Vice President-Production and Mill Manager

Mr. Parker was elected Senior Vice President-Production in 1994. He previously served as Vice President and Assistant to the President, and as Pulp Mill Superintendent and has been employed with the Company since 1972. Mr. Parker received a bachelor of science degree in chemical engineering from Washington State University, and is a graduate of the Harvard Business School’s Program for Management Development.

Ken D. Gettman
Senior Vice President-Container Group

Mr. Gettman was elected Senior Vice President-Container Group in September 2001. He previously served as Vice President-Sales, Western Container Division from January 1998 to September 2001 and Sales Manager from 1994 to 1997. Mr. Gettman has been employed with the Company since 1967.

Lisa J. McLaughlin
Senior Vice President-Finance, Secretary, Treasurer and Director

Mrs. McLaughlin was elected Senior Vice President-Finance, Secretary and Treasurer in 1992. She was a director from 1992 until 2004, and was reelected to the board of directors at the 2005 annual meeting of the shareholders. Mrs. McLaughlin previously served as Vice President-Finance, Secretary and Treasurer and has been employed with the Company since 1977. Mrs. McLaughlin received a bachelor of arts degree in business administration from Washington State University, and is a graduate of the Harvard Business School’s Program for Management Development.

Robert B. Arkell
Senior Vice President-Industrial Relations and General Counsel

Mr. Arkell was elected Senior Vice President-Industrial Relations and General Counsel in 2004, having previously served as Vice President-Industrial Relations and General Counsel since 1979. He was a director from 1986 to the 2005 annual meeting of shareholders. Mr. Arkell has been with the Company since 1970. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington. Mr. Arkell received a Juris Doctor degree from the University of California, Hastings College of Law, and a bachelor of business administration degree from the University of Washington.

Wade C. Boyd
Senior Vice President-Timber

Mr. Boyd was elected Senior Vice President-Timber in 2004 and is an assistant secretary of the Company. He previously served as Vice President-Timber from 1996 to 2004, Assistant Manager of the Timber Department from 1989 to 1996, and he has been employed with the Company since 1981. Mr. Boyd has informed the Company of his retirement, effective February 1, 2006. Mr. Boyd received a bachelor of science degree in forest management from the University of Arkansas-Monticello, a Masters degree in forest biometrics from Duke University and a Ph.D. in forest management from the University of Washington.

Frank V. McShane
Senior Vice President-Supply Chain Management

Mr. McShane was elected Senior Vice President-Supply Chain Management in 2004. Prior to that time, Mr. McShane spent 17 years in the consulting field, most recently with Capgemini, where he was employed from July 1995 until January 2004. He received a bachelor of arts degree in psychology from Davidson College, North Carolina.

Each of our officers is elected to his or her position at the board of directors' annual meeting each year. Each of our officers serves until the next annual meeting or until his or her resignation, removal or appointment of his or her successor.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “LFB”. The following table sets forth, for the periods indicated, the range of high and low market prices for our common stock as reported by the New York Stock Exchange.

Fiscal	2005		2004
Quarter	High	Low	High	Low
1st	$18.44	$14.92	$13.42	$10.12
2nd	20.00	15.48	13.96	10.26
3rd	23.10	18.11	14.82	9.98
4th	22.50	16.73	16.18	11.65

We estimate that there are approximately 8,000 beneficial owners of our common stock as of January 12, 2006.

Dividends paid per share in fiscal years 2005, 2004 and 2003 are as follows:

	2005	2004	2003
January	$0.02	$-	$-
April	0.02	-	0.02
July	0.02	-	0.02
October	0.02	0.05	-
	$0.08	$0.05	$0.04

In order to be eligible to elect REIT status, we will be required to provide shareholders with a special distribution of our earnings and profits, or E&P, attributable to taxable periods ending prior to the effective date of our election to be treated as a REIT, which is expected to be January 1, 2006. This special distribution is referred to as the E&P distribution. To qualify as a REIT in 2006, we would have to complete the E&P distribution on or before December 31, 2006. We anticipate that the E&P distribution will be taxable as a dividend to our shareholders and will be valued between approximately $350 million and $400 million. The aggregate amount of cash to be received by all shareholders in the E&P distribution will be limited to approximately 20% of the E&P distribution.

Under a new dividend policy adopted by our board of directors on July 27, 2005 in connection with our proposed REIT conversion, beginning with the first calendar quarter of 2006, we expect to pay a quarterly cash dividend on our common stock amounting to approximately $0.25 per share, or $1.00 per share on an annualized basis. These per share amounts do not reflect the impact of the shares of our common stock to be issued in the E&P distribution, which will increase the number of shares outstanding. Actual dividend payments on our common stock following the effectiveness of the REIT conversion are subject to final board approval and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. As a result, the level of dividends we pay could be less than expected.

Our financing arrangements outstanding from time to time include covenants that restrict the payment of dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

Our ability to receive dividends from Longview TRS is limited by the rules we must comply with to qualify as a REIT. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation— Risk Factors—As a REIT, we will be limited in our ability to fund dividend payments using cash generated through Longview TRS."

Item 6. Selected Financial Data.

The following table sets forth selected financial information concerning our company and should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data." Because of the impact of our planned REIT conversion, including the E&P distribution, on taxes, distributions and shares outstanding, our historical statement of income data and information on dividends and shares outstanding may not be comparable to our statement of income data and information on dividends and shares outstanding in future periods.

(dollars in thousands except per share)	2005	2004	2003	2002	2001
STATEMENT OF INCOME
Net sales	$898,092	$831,166	$773,337	$769,281	$875,955
Timber	186,783	192,840	163,000	172,178	161,129
Paper and paperboard	264,733	225,682	202,549	174,920	195,765
Converted products	446,576	412,644	407,788	417,451	441,975
Power	-	-	-	4,732	77,086
Cost of products sold, including outward freight	742,686	689,470	656,581	657,434	728,062
Gross profit	155,406	141,696	116,756	111,847	147,893
Selling, administrative and general expenses	93,559	82,752	72,154	71,570	72,146
Loss on asset abandonmentoss	9,692	-	-	-	-
Operating profit (loss)	52,155	58,944	44,602	40,277	75,747
Timber	84,792	90,039	64,145	71,212	65,238
Paper and paperboard (a)	(11,269)	(13,611)	(10,780)	(18,214)	2,173
Converted products (a)	(21,368)	(17,484)	(8,763)	(12,721)	8,336
Interest expense	(37,044)	(37,493)	(43,099)	(44,858)	(39,626)
Other income	1,423	1,450	7,051	7,914	1,546
Income before income taxes	16,534	22,901	8,554	3,333	37,667
Provision for taxes on income	6,180	9,000	3,200	(1,800)	13,000
Net income	10,354	13,901	5,354	5,133	24,667

PER SHARE
Net income	$0.20	$0.27	$0.10	$0.10	$0.48
Dividends	0.08	0.05	0.04	0.03	0.48
Shareholders’ equity at year-end	8.81	8.69	8.46	8.40	8.33
Average shares outstanding (thousands)	51,077	51,077	51,077	51,077	51,152
Shares outstanding at year-end (thousands)	51,077	51,077	51,077	51,077	51,077

BALANCE SHEET DATA
Total assets	$1,211,695	$1,270,930	$1,255,404	$1,306,442	$1,324,448
Working capital	83,981	58,266	40,609	37,116	38,059
Capital assets	867,954	922,023	939,107	989,293	1,025,833
Deferred tax liabilities - net	210,029	204,783	195,410	191,742	184,947
Long-term debt	407,386	442,148	462,903	510,195	540,400
Shareholders’ equity	449,922	443,654	432,307	428,996	425,395
(a) Includes allocated results from power sales in 2002 and 2001.

(dollars in thousands except per share)	2005	2004	2003	2002	2001
OTHER DATA
Sales: Logs, thousands of board feet	272,332	269,372	259,466	278,166	235,053
Lumber, thousands of board feet	68,067	96,447	95,565	93,893	99,919
Paper, tons	326,354	302,429	280,919	243,946	251,751
Paperboard, tons	167,257	121,987	92,353	79,885	105,961
Converted products, tons	543,433	511,923	505,797	519,652	535,183
Logs, $/thousand board feet	$595	$566	$503	$509	$548
Lumber, $/thousand board feet	364	419	340	327	323
Paper, $/ton FOB mill equivalent	582	562	569	568	590
Paperboard, $/ton FOB mill equivalent	342	348	346	328	348
Converted products, $/ton	822	806	806	803	826
Primary production, tons	1,009,669	915,857	838,216	872,536	954,328
Employees	3,200	3,200	3,250	3,500	3,700
Funds: Used for plant and equipment	$31,500	$45,796	$31,815	$40,382	$115,530
Used for timber and timberlands	10,180	24,946	4,970	3,584	4,101

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this Annual Report on Form 10-K. See "- Forward-Looking Statements” and “- Risk Factors,” below.

Our Business

Our business is organized into three segments: timber, paper and paperboard and converted products. We benefit from significant integration between our business segments. During fiscal year 2005, our paper and paperboard segment obtained approximately 8% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converted products segment effectively obtained approximately 90% of its paperboard requirements from our Longview mill (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties), representing approximately 51% of total mill production. In addition, our business segments share centralized corporate management, accounting, human resources and information systems support.

Net sales for individual segments are reported net of intercompany transfers. Segment operating profits reflect allocations of selling, administrative and general expenses on the basis of the relative cost to produce products in each segment. In the case of intercompany transfers, cost of products sold is based upon transfer pricing policies that we believe assist us in managing and optimizing the consolidated financial performance of our business as a whole. For example, paperboard supplied from our Longview mill and used in our converting operations is assigned a transfer price equal to our Longview mill’s cost. Paperboard purchased through buy/sell agreements is assigned a price equal to the cost from the third party. See “Fiscal Year 2004 Compared to Fiscal Year 2003 - Selected Segment Results” below for a more detailed discussion of these arrangements, including a review of the accounting for the buy/sell agreements. Depending on market conditions, our transfer pricing practices may understate or overstate the actual price at which we could have sold those products into the open market or the actual price in the open market at which we could have purchased the raw materials used to produce those products. As a consequence, these allocations and transfer pricing policies sometimes result in individual segment results that do not reflect the financial performance that would have resulted for a segment operating as a stand-alone business.

Our timber segment owns and operates timberlands in Oregon and Washington and produces logs for sale in the domestic and export markets. During fiscal year 2005, our log customers consisted of 51 independent sawmills and plywood plants in the United States and four export customers. Results of operations for our timber segment also include the sale of lumber from our sawmill. Net sales of our timber segment are primarily affected by housing starts and other construction activity in the domestic and Japanese markets. Construction activity is influenced by mortgage interest rates and general economic conditions in those markets. Net sales in this segment are also affected by supply-side factors such as government regulation restricting the harvest of timber from public and certain private lands and competition from logs supplied by foreign producers, especially Canadian producers. The strength of the Japanese export market can significantly influence the results of our timber segment since our sales into that market tend to be at higher prices than sales into the domestic market. Because all of our sales are U.S. dollar denominated, our export sales are also significantly influenced by the relative strength or weakness of the U.S. dollar. Cost of products sold in the timber segment primarily include contract logging expense, the cost of operating our sawmill, and depletion, which is based on the historical cost of timber that is harvested.

Our paper and paperboard segment produces a wide variety of paper and paperboard products at our Longview mill. We sell these products to a number of domestic and export customers. In fiscal year 2005, our converted products segment obtained approximately 51% of our Longview mill’s paper and paperboard output (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements). Net sales in the paper and paperboard segment are primarily affected by general economic activity in the United States and Southeast Asia and the relative strength of the U.S. dollar. Average prices in this segment have been favorably affected by industry capacity rationalization over the last several years. The demand for certain specialty products manufactured by our paper and paperboard segment tends to be less dependent on the economic cycles affecting the commodity paper market. The major component of cost of products sold for the paper and paperboard segment is fiber, which consists primarily of wood chips, but also includes sawdust and recycled materials. We have invested in processes that allow us to use an increased proportion of sawdust, hardwood chips and recycled materials to reduce our pulp costs in making our paper and paperboard products. Cost of products sold also includes labor, energy and chemicals used in processing.

Our converted products segment produces corrugated containers, solid fiber boxes and creative point-of-purchase displays. Nearly all of our converted products are sold domestically for end uses that include packaging for consumables such as fresh and frozen produce and beverages, as well as for toys, furniture and electronics. Net sales in the converted products segment are primarily affected by general economic activity in the United States; however, sales of some of our products used in the food and beverage industry are less sensitive to general economic activity. The primary constituent material for our converted products is paperboard. Our converted products segment effectively obtained approximately 90% of its paperboard requirements from our Longview mill (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties). Cost of products sold also includes energy, labor, ink and glue.

Our Longview mill contains six steam-driven generators and one natural gas-fired co-generation facility, all of which are capable of producing electrical power. In the past, we elected, based on the relationship between rates we could obtain for third-party sales of electricity and the cost to us of purchasing electricity and natural gas, to sell a significant percentage of the electricity that we generated into the market and to allocate the operating profit from those sales to the paper and paperboard and converted products segments based on the relative cost to produce products in each segment. The primary contracts pursuant to which we purchased and sold power expired in fiscal year 2001 and, under current terms, we have significantly less flexibility in selling and using power generated by our facilities. We did not sell any power during the prior three years.

Our future decisions concerning electrical power generation, including the extent to which we operate our co-generation facility, will change from period to period based on market conditions. We do not expect sales of power to contribute meaningfully to our results in the coming year.

We experience some seasonality in our business and operating results, with the first quarter (ending January 31) of our historical fiscal year typically reflecting reduced activity in all of our segments. In our timber segment, timber harvest activity is affected by winter weather in the Pacific Northwest. In our converted products and paper and paperboard segments, reduced domestic agricultural activity during the winter months, particularly in the Pacific Northwest, and the effect of pre-holiday season demand for paper and packaging material can negatively affect demand. While these seasonal influences do generally affect our financial results, in some years other factors affecting supply and demand for our products, especially with respect to our manufacturing segments, may have a more significant impact on quarter-to-quarter comparisons.

We can curtail the operation of certain of our equipment and facilities from time to time to provide us with flexibility in managing our operations and cost structure. In order to meet market conditions and to maximize the efficient use of our paper machines, we fully curtailed two of our twelve paper machines for all of fiscal year 2005 and fiscal year 2004. The two fully-curtailed paper machines, #1 and #3, are no longer available for operation and, accordingly, assets with book value of $8.9 million and related spare parts of $0.8 million were written off as a non-cash charge in the fourth quarter of fiscal year 2005. See “Fiscal Year 2005 Compared to Fiscal Year 2004 - Selected Segment Results” below. Dependent primarily on product demand, we operated the #4 paper machine for parts of fiscal years 2005 and 2004 but not continuously for either year. Given market conditions, we may curtail the operation of certain of our converting facilities if we believe it is advantageous to do so.

The REIT Conversion

On July 27, 2005, our board of directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust, or REIT, for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate income taxes on income and gains from investments in real estate, to the extent that it distributes such income and gains to its shareholders. Our principal REIT qualifying investment consists of our timberlands. As a REIT, we would continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations, and on income from our real estate investments that is not distributed to our shareholders. Our election to be taxed as a REIT effective January 1, 2006 remains subject to final approval by our board of directors and would be made in connection with the filing of our federal income tax return for 2006.

Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to Longview TRS those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital). Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 585,000 acres of timberlands. Longview Fibre Company and Longview TRS will jointly elect for Longview TRS to be treated as a taxable REIT subsidiary, or TRS, effective upon the effective date of our election to be taxed as a REIT. The TRS will be subject to corporate-level tax on its earnings.

In order to be eligible to elect REIT status, we will be required to provide shareholders with a special distribution of our earnings and profits, or E&P, attributable to taxable periods ending prior to the effective date of our election to be treated as a REIT, which is expected to be January 1, 2006. This special distribution is referred to as the E&P distribution. To qualify as a REIT in 2006, we would have to complete the E&P distribution on or before December 31, 2006. We anticipate that the E&P distribution will be taxable as a dividend to our shareholders and will be valued between approximately $350 million and $400 million. Shareholders generally will have the opportunity to elect to receive the E&P distribution in cash, shares of our common stock or a combination of cash and shares of our common stock. Shareholders owning less than a number of shares to be specified in documents we provide at the time of the election will receive only cash for their portion of the E&P distribution. The aggregate amount of cash to be received by all shareholders in the E&P distribution will be limited to approximately 20% of the E&P distribution.

Our financial results following the REIT conversion will differ from our historical results. The most significant changes that will affect our future results include:

•	a reduction in provision for income taxes;

•
an increase in the number of outstanding shares of our common stock relative to prior periods as a result of the common stock portion of the E&P distribution, which increase will not be reflected in such prior periods and will therefore affect period-to-period comparisons of per-share financial information; and

•	an increase in the dividends we pay on our common stock, pursuant to our new dividend policy described under “-Liquidity and Capital Resources,” below.

We do not expect that the effectiveness of the REIT conversion will affect the composition of our reportable segments.

We expect that Longview Fibre Company, as a REIT, will generate substantially all of its income from the sale of standing timber to Longview TRS at market prices pursuant to a timber-cutting contract. This income, and any other income we derive from owning and managing our timberlands, generally will not be subject to corporate-level tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules we must comply with to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Longview TRS and other non-qualifying types of income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Under the Internal Revenue Code of 1986, as amended (the "Code"), no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are TRSs. This limitation may affect our ability to make investments in non-REIT qualifying operations, including our manufacturing operations, which are held by Longview TRS.

Change in Fiscal Year

Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31, as required by REIT regulations.

Results of Operations

The following table highlights our net sales and profits for the periods indicated:

	Audited
	Fiscal Years Ended October 31
(thousands)	2005	2004	2003
Net sales	$898,092	$831,166	$773,337
Timber	186,783	192,840	163,000
Paper and paperboard	264,733	225,682	202,549
Converted products	446,576	412,644	407,788
Cost of products sold	742,686	689,470	656,581
Selling, administrative and general expense	93,559	82,752	72,154
Loss on asset abandonment	9,692	-	-
Operating profit (loss)	52,155	58,944	44,602
Timber	84,792	90,039	64,145
Paper and paperboard	(11,269)	(13,611)	(10,780)
Converted products	(21,368)	(17,484)	(8,763)
Interest expense	(37,044)	(37,493)	(43,099)
Provision for taxes on income	6,180	9,000	3,200
Net income	$10,354	$13,901	$5,354

Fiscal Year 2005 Compared to Fiscal Year 2004

Consolidated Results

Net sales. Fiscal year 2005 net sales were $898.1 million compared with $831.2 million for fiscal year 2004, an increase of 8.1%. This overall increase reflected increases in net sales of $39.1 million, or 17.3%, in our paper and paperboard segment and $33.9 million, or 8.2%, in our converted products segment, which more than offset a decrease in net sales of $6.1 million, or 3.1%, in our timber segment. See “- Selected Segment Results” below.

Cost of products sold. Fiscal year 2005 cost of products sold was $742.7 million, or 82.7% of net sales, compared with $689.5 million, or 83.0% of net sales, for fiscal year 2004. This decrease as a percentage of net sales was primarily the result of increased higher-margin log sales, led by log price increases, partially offset by lumber price decreases, an increase in logging and hauling costs of 7.9%, and higher depletion cost. Cost of products sold was favorably impacted by a reduction in total purchased energy cost per ton of production at our Longview mill of 8.4%, labor productivity gains as indicated by reductions in total labor hours per ton of production of 9.6% at our Longview mill and 6.4% in the converting segment and a reduction of 0.4% in total fiber cost. Cost of products sold was negatively affected in fiscal year 2005 by a $1.4 million decrease in pension income allocated to cost of products sold. Our cost of products sold also includes depreciation, depletion and amortization costs, consisting primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $82.5 million for fiscal year 2005 compared with $79.5 million for fiscal year 2004, of which $75.9 million and $74.1 million, respectively, were included in cost of products sold.

Selling, administrative and general expenses. Fiscal year 2005 selling, administrative and general expenses were $93.6 million, or 10.4% of net sales, compared with $82.8 million, or 10.0% of net sales, for fiscal year 2004. Fiscal year 2005 costs were negatively affected by increases in wages and associated fringes, legal and consulting fees associated with our REIT conversion and Sarbanes-Oxley compliance, depreciation and other costs associated with the implementation of our ERP system, and by a $1.3 million decrease in pension income.

Loss on asset abandonment. Fiscal year 2005 included a $9.7 million non-cash charge for the loss on the write off of two paper machines. See "- Selected Segment Results" below.

Operating profit. Fiscal year 2005 operating profit was $52.2 million, or 5.8% of net sales, compared with $58.9 million, or 7.1% of net sales, for fiscal year 2004. See "—Selected Segment Results" below.

Income before income taxes. Income before income taxes was $16.5 million in fiscal year 2005, compared with $22.9 million in fiscal year 2004. Income before income taxes was favorably affected by a modest reduction of interest expense of $0.4 million compared with fiscal year 2004.

Provision for taxes on income. Fiscal year 2005 provision for income taxes was $6.2 million, reflecting a tax rate of 37.4%. Fiscal year 2004 provision for income taxes was $9.0 million, reflecting a tax rate of 39.3%. This decrease in the tax rate is the result of increased utilization of federal and state tax credits.

Net income. For the reasons noted above, net income decreased to $10.4 million in fiscal year 2005 from $13.9 million in fiscal year 2004, representing a 25.5% decrease.

Selected Segment Results

Timber
	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2005	2004
Timber net sales, $ millions	$186.8	$192.8	(3.1)%
Timber operating profit, $ millions	84.8	90.0	(5.8)%
Logs, thousands of board feet	272,332	269,372	1.1%
Lumber, thousands of board feet	68,067	96,447	(29.4)%
Logs, $/thousand board feet	$595	$566	5.1%
Lumber, $/thousand board feet	364	419	(13.1)%

Fiscal year 2005 timber net sales were $186.8 million, compared with $192.8 million for fiscal year 2004. This 3.1% decrease was primarily due to a 29.4% decrease in lumber volume sold and a 13.1% decrease in lumber prices, partially offset by a 5.1% increase in log prices and an increase in log volume of 1.1%. Lumber volume was down primarily due to our decision to optimize our total return and discontinue the processing of logs into lumber at a third-party sawmill in Oregon. Increases in log volume were driven by favorable harvest conditions. Domestic log price and volume increased 9.5% and 16.0%, respectively, in fiscal year 2005 compared with fiscal year 2004.

Fiscal year 2005 export sales in the timber segment were $27.0 million, or 14.4%, of timber net sales, compared with $46.6 million, or 24.1% of timber net sales, for fiscal year 2004. The export sales decrease was due to a 45.2% decrease in volume, partially offset by a 5.2% increase in export log price. Log export prices continued to benefit from the dollar being relatively weak compared to the yen during the year. The decline in export sales as a percent of total sales was due to increased domestic demand for export quality logs.

Fiscal year 2005 timber operating profit was $84.8 million, compared with $90.0 million for fiscal year 2004. The primary reasons for this 5.8% decrease were 7.9% higher logging and hauling costs, the decrease in lumber volume and a 37.4% increase in depletion costs due to harvesting from counties with higher depletion rates.

Paper and Paperboard
	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2005	2004
Paper and paperboard net sales, $ millions	$264.7	$225.7	17.3%
Paper and paperboard operating loss, $ millions	(11.3)	(13.6)	-
Paper, tons	326,354	302,429	7.9%
Paperboard, tons	167,257	121,987	37.1%
Paper, $/ton FOB mill equivalent	$582	$562	3.6%
Paperboard, $/ton FOB mill equivalent	342	348	(1.7)%

Fiscal year 2005 paper and paperboard net sales were $264.7 million, compared with $225.7 million for fiscal year 2004. This 17.3% increase is primarily due to increases in paper and paperboard volume of 7.9% and 37.1%, respectively. Paper prices increased 3.6% while paperboard prices decreased 1.7%. Domestic paper and paperboard volume was up 9.2% and 7.7%, respectively, while domestic prices were up 2.9% and 3.8%, respectively, as compared with fiscal year 2004. The strengthening of the U.S. economy during fiscal year 2005 drove the improved demand.

Fiscal year 2005 export sales in the paper and paperboard segment were $74.9 million, or 28.3% of paper and paperboard net sales, compared with $58.6 million, or 26.0% of paper and paperboard net sales, for fiscal year 2004. The increase was primarily due to a 182.8% increase in sales of pulp in the export market. Total export paper and paperboard volume was up 31.3%, with paper volume up 3.4% and paperboard volume up 56.8%. Export paper prices increased 5.6%, while export paperboard price went down 2.7% due mainly to product mix, compared to year-ago levels.

Fiscal year 2005 paper and paperboard operating loss was $11.3 million, compared with an operating loss of $13.6 million for fiscal year 2004. This segment operating loss includes the $5.0 million of the non-cash cost for the write-off of the #1 and #3 paper machines that was allocated to paper and paperboard in the fourth quarter of fiscal year 2005 (as discussed further below). Without this large write-off, the paper and paperboard operating loss would have been $6.3 million. The decrease in operating loss was primarily the result of improved machine operating rates for fiscal year 2005, driving fixed costs per unit down. Our Longview mill operated at 84.3% of capacity during fiscal year 2005 compared with 76.2% during fiscal year 2004. Operating results were also positively affected by improved labor productivity as indicated by a 9.6% decrease in labor hours per ton of paper and paperboard produced.

Operating results for fiscal year 2005 were also favorably impacted by our on-going energy conservation efforts and by strategically utilizing our various fuel sources to mitigate increases in fuel costs, particularly natural gas costs, which resulted in a 8.4% decrease in total energy cost per ton of production.  In addition, a 0.4% decrease in total fiber cost, resulting from a 16% reduction in the usage of purchased bleach pulp and a 18% increase in usage of lower-cost OCC fibers, was partially offset by a 2.5% increase in wood chip cost over fiscal year 2004 and the decrease in pension income. Our BPI initiatives to improve our Longview mill optimization, improve customer service, reduce inventories and lower our procurement costs have also contributed favorably to the results.

During fiscal year 2005, we utilized the #4 paper machine from time to time to meet customer demand requirements, leaving two of our least efficient machines fully curtailed to match production with incoming orders. After considerable review of current market conditions, future expectations and costs of operating and maintaining the #1 and #3 paper machines, management decided to permanently shut down those machines in response to several developments in the fourth quarter of fiscal year 2005. Specifically, in the fourth quarter of fiscal year 2005, we made the decision to outsource supply for a remote box plant in 2006 to reduce costs, thereby reducing production demand for linerboard. We were also able to execute a new strategy of accumulating box plant inventory prior to seasonal demand so that we could dedicate a paper machine that had often been used to make corrugating medium to the production of kraft paper in the fourth quarter of fiscal year 2005, reducing the need for the #1 and #3 paper machines. Finally, to improve margins, we reduced sales to one of our large kraft paper customers.

Converted Products
	Fiscal Years Ended October 31		Percentage Increase
	2005	2004
Converted products net sales, $ millions	$446.6	$412.6	8.2%
Converted products operating loss, $ millions	(21.4)	(17.5)	-
Converted Products, tons	543,433	511,923	6.2%
Converted Products, $/ton	$822	$806	2.0%

Fiscal year 2005 converted products net sales were $446.6 million compared with $412.6 million for fiscal year 2004. Converted products volume increased 6.2% and average price increased 2.0% over fiscal year 2004. The increase in volume was primarily the result of improvement in the general domestic economy, which began in the latter part of fiscal year 2004. The converted products operating loss for fiscal year 2005 was $21.4 million, compared with an operating loss of $17.5 million for fiscal year 2004. This segment operating loss includes the $4.7 million of the non-cash cost for the write-off of the #1 and #3 paper machines that was allocated to converted products in the fourth quarter of fiscal year 2005. Without this large write-off, converted products operating loss would have been $16.7 million in fiscal year 2005, reflecting primarily increased volume and price, coupled with a reduction in total labor hours per ton of production of 6.4%, relative to fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Consolidated Results

Net sales. Fiscal year 2004 net sales were $831.2 million compared with $773.3 million for fiscal year 2003. Net sales increased 7.5% as a result of increases in net sales in each of our operating segments: our timber segment increased $29.8 million, or 18.3%; our paper and paperboard segment increased $23.1 million, or 11.4%; and our converted segment increased $4.9 million, or 1.2%. See “- Selected Segment Results” below.

Cost of products sold. Fiscal year 2004 cost of products sold was $689.5 million, or 83.0% of net sales, compared with $656.6 million, or 84.9% of net sales, for fiscal year 2003. This decrease as a percentage of net sales was primarily the result of increased higher margin timber sales, led by log and lumber price increases and a reduction in logging and hauling costs of 1.5%, net of the value of chips produced from pulp logs, partially offset by higher depletion cost. Cost of products sold was further favorably impacted by a reduction in energy cost per ton of production at our Longview mill of 7.6%, labor productivity gains as indicated by reductions in total labor hours per ton of production of 6.0% at our Longview mill and 6.5% in the converting segment. Cost of products sold was negatively affected by a $1.6 million decrease in pension income allocated to cost of products sold, a 2.0% increase in total fiber cost and a $2.1 million charge for the loss on the sale of our bag plants. See “- Selected Segment Results” below. Our cost of products sold also includes depreciation, depletion and amortization costs. Depreciation, depletion and amortization consist primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. This expense was $79.5 million for fiscal year 2004 compared with $78.2 million for fiscal year 2003, of which $74.1 million was included in cost of products sold for both fiscal years.

Selling, administrative and general expenses. Fiscal year 2004 selling, administrative and general expenses were $82.8 million, or 10.0% of net sales, compared with $72.2 million, or 9.3% of net sales, for fiscal year 2003. Fiscal year 2004 costs were negatively affected by increases in wages and associated fringes, legal and consulting fees, depreciation and other costs associated with the implementation of our ERP system, and a decrease in allocated pension income.

Operating profit. Fiscal year 2004 operating profit was $58.9 million, or 7.1% of net sales, compared with $44.6 million, or 5.8% of net sales, for fiscal year 2003. See “- Selected Segment Results" below.

Income before income taxes. Income before income taxes includes miscellaneous income in fiscal year 2004 of $1.3 million, compared with $6.7 million in fiscal year 2003, which included an insurance settlement of $4.6 million for the replacement cost of a chipping facility that was destroyed by fire and not replaced. Income before income taxes was favorably affected by a reduction of interest expense of $5.6 million compared with fiscal year 2003.

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

Selected Segment Results

Timber
	Fiscal Years Ended October 31		Percentage Increase
	2004	2003
Timber net sales, $ millions	$192.8	$163.0	18.3%
Timber operating profit, $ millions	90.0	64.1	40.4%
Logs, thousands of board feet	269,372	259,466	3.8%
Lumber, thousands of board feet	96,447	95,565	0.9%
Logs, $/thousand board feet	$566	$503	12.5%
Lumber, $/thousand board feet	419	340	23.2%

Fiscal year 2004 timber net sales were $192.8 million, compared with $163.0 million for fiscal year 2003. This 18.3% increase was primarily due to a 3.8% increase in log volume sold and a 12.5% increase in log prices, coupled with an increase in lumber prices of 23.2% and an increase in lumber volume of 0.9%. Increases in net sales were driven by the continuing strength of the U.S. housing market and favorable harvest conditions. Domestic log price and volume increased 14.9% and 3.3%, respectively, in fiscal year 2004 compared with fiscal year 2003.

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

Fiscal year 2004 timber operating profit was $90.0 million, compared with $64.1 million for fiscal year 2003. The primary reasons for this 40.4% increase were the higher log and lumber prices and a 1.5% decrease in total logging and hauling costs, net of the value of chips produced from pulp logs, partially offset by a 10.5% increase in depletion costs due to harvesting from counties with higher depletion rates.

Paper and Paperboard
	Fiscal Years Ended October 31		Percentage Increase/ (Decrease)
	2004	2003
Paper and Paperboard net sales, $ millions	$225.7	$202.5	11.4%
Paper and Paperboard operating loss, $ millions	(13.6)	(10.8)	-
Paper, tons	302,429	280,919	7.7%
Paperboard, tons	121,987	92,353	32.1%
Paper, $/ton FOB mill equivalent	$562	$569	(1.2)%
Paperboard, $/ton FOB mill equivalent	348	346	0.6%

Fiscal year 2004 paper and paperboard net sales were $225.7 million, compared with $202.5 million for fiscal year 2003. This 11.4% increase is primarily due to increases in paper and paperboard volume of 7.7% and 32.1%, respectively. Paper and paperboard prices remained relatively flat with paper decreasing 1.2% and paperboard increasing 0.6%. Domestic paper and paperboard volume was up 17.8% and 50.0%, respectively, while domestic prices declined 3.0% and 4.9%, respectively, as compared with fiscal year 2003. The strengthening of the U.S. economy during fiscal year 2004 drove the improved demand. Domestic paperboard average price was affected by proportionately more corrugated medium being sold in fiscal year 2004 than in fiscal year 2003 and the addition of roll pulp sold in the export market.

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

Fiscal year 2004 paper and paperboard operating loss was $13.6 million, compared with an operating loss of $10.8 million for fiscal year 2003. The increase in operating loss was primarily the result of low machine operating rates for the first half of fiscal year 2004, driving fixed costs per unit up. In addition, operational problems in the first quarter of fiscal year 2004 caused productivity to decline. Our Longview mill operations did improve steadily throughout the year with the fourth quarter of fiscal year 2004 operating at 86% of capacity compared with only 62% for the first quarter of fiscal year 2004. The mill operated at 76% of capacity during fiscal year 2004 compared with 70% during fiscal year 2003. Operating results were also negatively affected by a 2.0% increase in total fiber cost, including a 13.6% increase in OCC costs and a 1.7% increase in wood chip cost, and less pension income.

Operating results for fiscal year 2004 were favorably impacted by paper and paperboard volume increases of 7.7% and 32.1%, respectively, and improved labor productivity as indicated by a 6.0% decrease in labor hours per ton of paper and paperboard produced. Operating results were also positively affected by our on-going energy conservation efforts and by strategically utilizing our various fuel sources to mitigate increases in fuel costs, particularly natural gas costs, which resulted in a 7.6% decrease in total energy cost per ton of production at our Longview mill.

During fiscal year 2004, we restarted our #4 paper machine, leaving the #1 and #3 paper machines, two of our least efficient machines, fully curtailed to match production with incoming orders. Our BPI initiatives to improve our Longview mill optimization, improve customer service, reduce inventories and lower our procurement costs have contributed favorably to the results.

In first quarter of fiscal year 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. The new “buy/sell” agreement provides for our selling paper to the counterparty’s converting facilities, and our purchase of paperboard from them for our converting facilities. Under the ”buy/sell” agreement, we began recording the sales of paper as sales, which amounted to $18.2 million in fiscal year 2003 and $12.8 million in the first three-quarters of fiscal year 2004.

Effective in the fourth quarter of fiscal year 2004 and going forward, we are no longer recording these transactions as sales in our financial statements and instead are recording these transactions as an exchange using carryover basis as contemplated by Accounting Principles Board Bulletin No. 29 “Accounting for Nonmonetary Transactions” ("APB 29").

The table below shows the amount by quarter of sales and volume recorded for the buy/sell agreements.

(dollars in thousands)
Fiscal 2003	Sales	Tons
1st Quarter	$3,613	7,419
2nd Quarter	3,067	6,478
3rd Quarter	4,128	8,613
4th Quarter	7,376	16,888

Fiscal 2004
1st Quarter	$5,029	12,545
2nd Quarter	3,657	8,359
3rd Quarter	4,138	8,599

The impact of our accounting for these transactions as sales was not material to our operating profit and net income.

Converted Products
	Fiscal Years Ended October 31		Percentage Increase
	2004	2003
Converted products sales, $ millions	$412.6	$407.8	1.2%
Converted products operating loss, $ millions	(17.5)	(8.8)	-
Converted products, tons	511,923	505,798	1.2%
Converted products, $/ton	$806	$806	-

Fiscal year 2004 converted products net sales were $412.6 million compared with $407.8 million for fiscal year 2003. Converted products volume increased 1.2% while average price remained at the levels of fiscal year 2003. The increase in volume was primarily the result of improvement in the general domestic economy in the latter part of fiscal year 2004. Converted products price, although flat year over year, increased approximately 2.3% from the second quarter of fiscal year 2004 low of $795 per ton. The converted products operating loss for fiscal year 2004 was $17.5 million, compared with an operating loss of $8.8 million for fiscal year 2003. The first two quarters of fiscal year 2004 accounted for $14.7 million of the operating loss for fiscal year 2004. The increase in operating loss from converted products operations was due mainly to the higher cost of paper and paperboard supplied to our converting operations by our Longview mill in the first two quarters of fiscal year 2004, and an increased percentage of higher cost paperboard supplied to our converting operations by third party suppliers during fiscal year 2004.

In October 2004, we sold the equipment and working capital of our two paper bag operations for $4.8 million in cash. At the same time, we leased a portion of our Spanish Fork facility to the purchaser, who intends to continue to manufacture bags, and we will continue to supply paper for their operations. The sale resulted in a $2.1 million book loss to converted products operating profit. By selling the two paper bag plants, which accounted for less than 1% of our total sales and less than 2% of converted products sales, we have completely exited a business we consider non-core.

Liquidity and Capital Resources

Net cash provided by operations was $111.0 million in fiscal year 2005, $91.9 million in fiscal year 2004 and $96.1 million in fiscal year 2003. The increase in fiscal year 2005 was due primarily to lower working capital levels caused by reduced accounts receivable and inventory, partially offset by reduced accounts payable. Accounts receivable decreased due to fewer days’ sales outstanding and lower levels of sales in the last two months of fiscal year 2005 as compared with fiscal year 2004. Inventory levels and the related accounts payable were reduced as part of our ongoing business process improvement initiatives. The decrease in fiscal year 2004 was primarily the result of an increase in working capital caused by the improved level of business activity during the latter part of the year.

Net cash used for investing was $39.0 million in fiscal year 2005, $67.5 million in fiscal year 2004 and $24.7 million in fiscal year 2003. Our capital expenditures, including timberland acquisitions, plant and equipment maintenance and improvements and environmental compliance, were $41.7 million in fiscal year 2005, $70.7 million in fiscal year 2004 and $36.8 million in fiscal year 2003. The increase in fiscal year 2004 was attributable primarily to timber acquisitions made in that year. Capital expenditures for plant and equipment for fiscal year 2005 totaled $31.5 million. Significant fiscal year 2005 capital expenditures for plant and equipment included the following:

•	improvements to manufacturing equipment to meet environmental requirements and to continue to burn less expensive biomass fuel;

•	costs associated with further implementation of our ERP; and

•	improvements to our Yakima box plant material handling system to improve throughput and reduce costs.

During fiscal year 2004, we acquired 15,596 acres of timberland in numerous transactions for a total of $20.3 million, of which the single largest purchase was 15,080 acres for $16.0 million. Capital expenditures for plant and equipment for fiscal year 2004 totaled $45.8 million including these projects that were completed during the year:

•	new equipment with in-line graphics capabilities in our Yakima, Washington and Bowling Green, Kentucky box plants;

•	upgrades to the #11 paper machine to improve the quality of our TEA-Kraft® high-performance paper;

•	an expansion and an upgrade to our OCC recycling plant to increase capacity from approximately 800 tons per day to approximately 1,000 tons per day; and

•	adding electrostatic precipitators on our hogged fuel boilers to continue to burn less expensive bio mass fuel and meet environmental requirements.

We intend to continue to opportunistically acquire timberlands that improve our future yields and are available at prices that support their long-term value. Such acquisitions may result in our exceeding our annual capital expenditure expectations, as in fiscal year 2004. Capital project investments will be focused on high-return projects, meeting customers' needs, and environmental compliance. We expect capital expenditures for timber purchases, plant and equipment maintenance and improvements and environmental compliance to total approximately $40 million to $50 million for fiscal year 2006.

Net cash used for financing was $71.9 million in fiscal year 2005, $24.4 million in fiscal year 2004 and $71.4 million in fiscal year 2003. The change for fiscal years 2005, 2004, and 2003 primarily reflect a $65.3 million, a $24.8 million and a $67.2 million decrease, respectively, in borrowings generally resulting from reduced capital expenditures and modest dividends compared to earlier years.

During each quarter of fiscal year 2005, we determined the amount of our dividend based on operating results, current market conditions and debt levels. During the fiscal year 2005, we declared and paid $0.08 per share in the aggregate amount of $4.1 million.

Beginning with the first calendar quarter of 2006, we expect to pay a quarterly cash dividend on our common stock amounting to approximately $0.25 per share, or $1.00 per share on an annualized basis. These per share amounts do not reflect the impact of the shares of our common stock to be issued in the E&P distribution, which will increase the number of shares outstanding. Actual dividend payments on our common stock following the effectiveness of the REIT conversion are subject to final board approval and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. As a result, the level of dividends we pay could be less than expected.

At October 31, 2005, our total borrowed debt was $416.9 million including long term debt of $407.4 million and short term borrowings of $9.5 million.

At October 31, 2005, we had $63.5 million outstanding under our $250 million senior unsecured revolving credit facility, excluding letters of credit of $9.9 million. In addition, we had $214.4 million of senior subordinated notes outstanding. Also outstanding at October 31, 2005, were other various senior notes totaling $124.5 million, and revenue bonds of $14.5 million. Our financing arrangements at October 31, 2005 required us to be in compliance with certain financial covenants, including minimum net worth, long-term borrowing ratio, and fixed charge coverage ratio, and restrict our payment of dividends. We were in compliance with such covenants at October 31, 2005. As described under "—New Credit Agreement," below, in December 2005, we entered into a new credit agreement, repaid all outstanding borrowings under our senior unsecured revolving credit facility and prepaid all of our outstanding senior notes.

We reduced borrowed debt to $416.9 million at the end of fiscal year 2005, from $482.2 million at the end of fiscal year 2004 and $507.0 million at the end of fiscal year 2003. Our debt peaked at $643.1 million at January 31, 2002 due to borrowings made in connection with substantial capital expenditures, as well as timberland acquisitions, dividends and stock repurchases in fiscal year 2001 and decreased operating profits in fiscal years 2002 and 2001 compared with fiscal year 2000. We have been able to reduce borrowed debt in fiscal year 2005 by $65.3 million by maintaining a lower level of capital spending on new projects and by improving operating results through the implementation of our business process improvement initiatives and improved market conditions. Our dividend payouts were at modest levels while we prioritized the use of excess cash for debt reduction.

Total deferred net gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $4.5 million and $7.1 million at October 31, 2005 and 2004, respectively. The deferred gain is included in Other long-term liabilities in our balance sheet and will reduce interest expense over the term of our senior subordinated notes, which mature in 2009. The mark-to-market adjustment for the then outstanding interest rate swaps resulted in a derivative liability of $47,000 at October 31, 2004, with a corresponding adjustment to long term debt. There were no interest rate swap agreements at October 31, 2005.

Contractual obligations

(expressed in thousands)
Fiscal Year	Total	2006	2007-08	2009-10	2011 & Beyond
Long-term debt (a)	$354,000	$85,500	$24,000	$230,000	$14,500

Credit Agreement (b)	63,500	13,500	50,000	-	-

Reforestation	4,500	4,500	-	-	-

Total	$422,000	$103,500	$74,000	$230,000	$14,500

(a)	Includes the following amounts under senior notes prepaid on December 30, 2005: $124.5 million (total), $85.5 million (2006), $24.0 million (2008) and $15.0 million (2010).
(b)	Reflects obligations under our 2004 credit agreement, which we replaced with a new credit agreement on December 30, 2005, as described under “- New Credit Agreement,” below.

In December 2005, we completed the refinancing of a portion of our then-existing indebtedness by prepaying our outstanding senior notes and entering into a new credit agreement. See “- New Credit Agreement,” below. During 2006, we intend to complete the refinancing of the balance of that indebtedness, consisting of the $214.4 million of our senior subordinated notes outstanding.

In order to be eligible to elect REIT status effective January 1, 2006, we will be required to complete the E&P distribution by December 31, 2006. We anticipate that the E&P distribution will be taxable as a dividend to our shareholders and will be valued between approximately $350 million and $400 million. The aggregate amount of cash to be received by all shareholders in the E&P distribution will be limited to approximately 20% of the E&P distribution.

For 2006, we expect to finance the cash portion of the E&P distribution, the retirement of the senior subordinated notes, working capital requirements, timberland acquisitions and other capital expenditures and dividend payments using cash flow generated from operations, borrowings under our credit agreement, proceeds from the issuance of debt and/or equity securities or a combination of the foregoing.

New Credit Agreement

On December 23, 2005, we entered into a credit agreement, dated as of December 23, 2005, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and various lenders from time to time party thereto. Longview Fibre Company and Longview TRS are the borrowers under the credit agreement and are jointly and severally liable for all borrowings under the credit agreement. The credit agreement requires that any material subsidiaries of Longview Fibre Company other than Longview TRS become parties to the credit agreement as guarantors. This description of the credit agreement is qualified in its entirety by reference to the complete terms of the credit agreement, which is included as Exhibit 10.3 to this Annual Report on Form 10-K.

The credit agreement provides for a senior secured credit facility that comprises:

•
a $200.0 million revolving facility, including provisions for (i) loans that may be requested on an expedited basis, called swingline loans, in a maximum aggregate amount of up to $20 million and (ii) letters of credit in an aggregate undrawn face amount of up to $50 million; and

•	a $200.0 million term facility.

The amount available for borrowings under the revolving facility at any particular time is reduced by the amount of outstanding letters of credit then outstanding under the revolving facility.

At any time during the term of the credit agreement, we may request an increase in the commitments provided thereunder by an aggregate amount (for all such requests) of up to $150.0 million, provided that we may make a maximum of three such requests. Any increase in the commitments would be applied pro rata across the revolving facility and the term facility. A request by us for an increase in the commitments under the credit agreement would be met only if and to the extent that the Administrative Agent and we were successful in obtaining the agreement of particular lenders to provide new or additional commitments.

We may use borrowings under the credit agreement to fund a portion of the E&P distribution; to repay existing indebtedness; to pay fees and expenses associated with our planned REIT conversion and related refinancing; and for general corporate purposes, including, but not limited to, working capital and capital expenditures.

In December 2005, we drew the full $200.0 million available under the term facility to repay all $54.0 million of outstanding borrowings under our senior unsecured revolving credit facility, to prepay the entire $124.5 million principal amount of our then-outstanding senior notes and to pay prepayment premiums, accrued interest and fees in connection with the prepayment of the senior notes. The charge to December 2005 for prepayment premiums, unamortized debt issuance costs and fees was approximately $5.9 million.

As of December 30, 2005, there was $200.0 million in borrowings outstanding under the term facility, and no borrowings and $9.7 million undrawn face amount of letters of credit were outstanding under the revolving facility.

At our option, each individual borrowing under the credit agreement may be designated and maintained as either base rate loans or eurodollar rate loans. In addition, under the revolving facility, borrowings may be designated and maintained as swingline loans. A swingline loan may remain outstanding for no more than 10 business days. For purposes of calculating interest:

•
base rate loans bear interest at a rate equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the applicable Federal Funds rate plus 0.50%, referred to as the alternate base rate, and (ii) a margin, referred to as the applicable margin, that varies according to the ratio of (A) our consolidated funded indebtedness to (B) our consolidated total capitalization;

•
eurodollar rate loans, for which we may elect interest periods of one, two, three or six months, bear interest at a rate equal to the sum of (i) the applicable eurodollar interest rate and (ii) the applicable margin; and

•
swingline loans, at the applicable Borrower’s option, bear interest at a rate equal to, at our option, either (i) the sum of (A) the alternate base rate and (B) the applicable margin or (ii) such other interest rate as to which we may agree with the swingline lender at the time of the borrowing.

Interest is payable (i) in the case of any base rate loan, on the last business day of each calendar quarter and (ii) in the case of any eurodollar rate loan, at the end of each interest period except that, in the case of any eurodollar loan having an interest period of more than three months, interest is payable every three months.

The applicable margin for eurodollar rate loans, initially 1.25%, varies from 0.625% to 1.5%, and the applicable margin for base rate loans and swingline loans that bear interest based on the alternate base rate, initially 0.25%, varies from zero to 0.5%, in each case depending on the ratio of our consolidated funded indebtedness to our consolidated total capitalization. Until we have delivered to the lenders financial statements and compliance certificates for the fiscal quarter ending June 30, 2006, the applicable margin for Eurodollar rate loans will be no less than 1.25%, and the applicable margin for base rate loans and swingline loans that bear interest based on the alternate base rate will be no less than 0.25%.

Under the revolving facility, we are required to pay a commitment fee and a letter of credit fee to the lenders. The commitment fee is payable quarterly in arrears and computed as a percentage, initially 0.30%, which varies from 0.15% to 0.35% depending on the ratio of our consolidated funded indebtedness to our consolidated total capitalization (subject to a 0.3% minimum until we have delivered to the lenders financial statements and compliance certificates for the fiscal quarter ending June 30, 2006), of the average daily unused commitments, exclusive of swingline loans. The letter of credit fee is also payable quarterly in arrears, is equal to the applicable margin for eurodollar rate loans and is computed on the face amount of any letter of credit issued and outstanding.

Under the term facility, we are required to pay a ticking fee to the lenders, payable quarterly in arrears, from the period commencing upon the closing date and ending on the date the term facility is drawn in full, computed as a percentage, determined on the same basis as the commitment fee for the revolving facility, of the average daily unused commitments.

Both the revolving facility and the term facility mature on December 23, 2010. No amortization payments are required.

Under the term facility, we are required to make mandatory prepayments in the amount of:

•	50% of the net cash proceeds we receive from sales of our property and assets (subject to customary exclusions); and

•	50% of the net cash proceeds we receive in excess of a specified annual threshold amount in connection with a casualty, condemnation or eminent domain proceeding (subject to customary exclusions),

and, except as otherwise permitted under the credit agreement:

•	100% of the net cash proceeds we receive from the issuance or incurrence of any indebtedness; and

•	50% of the net cash proceeds we receive from the issuance of additional equity interests,

such exceptions to include specified issuances by us prior to December 31, 2006 of equity in connection with our planned REIT conversion and our funding of permitted acquisitions.

At our option, we are permitted to prepay all or part of the outstanding principal amount of borrowings under the credit agreement without premium or penalty, but subject to payment of customary breakage charges. Additionally, we may cancel the unused portion of any commitments under the revolving facility at any time.

Our obligations under the credit agreement will be secured by first-priority perfected liens and security interests on portions of our timberland holdings, together with all proceeds and products thereof, designated by the lenders and having an aggregate collateral value of at least two times the total commitments under the credit agreement.

The credit agreement contains a number of customary restrictive covenants subject to baskets for permitted transactions and materiality, knowledge and other qualifications, including, among others, covenants related to maintenance by us of qualification as a REIT and limitations on liens, mergers, consolidations, sales of assets, incurrence of debt, capital expenditures, investments (including loans and advances) and acquisitions and transactions with affiliates. The only limitations on our making dividend distributions are, in the case of any such distribution (excluding distributions necessary solely to qualify for or maintain REIT status), (i) the absence of any event of default under the credit agreement in existence at the time of, or caused by, such distribution, (ii) a requirement that, at the time of such distribution, we be in pro forma compliance with the financial covenants under the credit agreement and (iii) a requirement that such distribution be permitted under the terms of the indenture governing any senior unsecured notes we issue. Under the credit agreement, we are required to comply with financial performance covenants, including a maximum total debt to capitalization ratio of 65% (with a step down to 60% after one year), a maximum interest coverage ratio of 2.5 to 1 and a maximum ratio of commitments under the credit agreement to collateral value of 50%. We are also required to maintain a minimum consolidated net worth (excluding the effect of future non-cash asset impairment charges of up to $30 million) equal to or greater than the applicable amount as follows:

•	from the closing date to but not including the date of the declaration of the E&P distribution, 75% of our consolidated net worth as of July 31, 2005;

•
from the date of the declaration of the E&P distribution to but not including the first business day after the date on which we deliver to the lenders financial statements and compliance certificates for the fiscal quarter in which the E&P distribution occurred, 75% of our consolidated net worth as of July 31, 2005, less the amount by which our consolidated net worth is reduced as a direct result of the declaration of the E&P distribution; and

•
from the first business day after the date on which we deliver financial statements and compliance certificates for the fiscal quarter in which the declaration of the E&P distribution occurred and thereafter, 75% of our consolidated net worth as of the last day of the fiscal quarter during which the date of the declaration of the E&P distribution occurred.

The minimum consolidated net worth requirement would be increased at the end of each fiscal quarter on a cumulative basis by the amount of the net cash proceeds from any equity issuances we consummated during that fiscal quarter.

The credit agreement contains customary events of default subject to materiality and other qualifications and grace periods. The events of default include nonpayment of principal, interest, fees or other amounts under the credit agreement; any representation or warranty of ours under the credit agreement proving to have been materially incorrect when made or deemed to have been made; failure by us to comply with credit-agreement covenants; specified defaults by us under other indebtedness; specified bankruptcy and insolvency events; specified events involving the entry of judgments against us; actual or asserted invalidity of any loan documentation under the credit agreement; a change of control; and specified events related to our compliance with the Employee Retirement Income Security Act.

Upon an event of a default under the credit agreement, the requisite number of lenders (or the Administrative Agent at their request) may declare all amounts owing under the credit agreement immediately due and payable, terminate the lenders’ commitments to make loans under the credit agreement, require that we cash collateralize outstanding letter-of-credit obligations and/or exercise any and all remedies and other rights under the credit agreement. For specified defaults related to insolvency and receivership, the commitments of the lenders under the credit agreement will terminate automatically, all outstanding loans and other amounts will become immediately due and payable and our obligation to cash collateralize outstanding letter-of-credit obligations will automatically become effective.

Other

We continually review any known environmental exposures including the cost of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

Although we believe that we are in substantial compliance with federal, state and local laws regarding environmental quality, the EPA has issued a final version of the Cluster Rule. We estimate that additional capital expenditures required to comply with this regulatory program will range from $1 million to $2 million for the coming fiscal year. The applicable requirements for 2006 primarily impact our pulp washing operations at their existing levels of production, and we may be required to alter our production process, replace existing equipment or install additional pollution control equipment if either our production levels increase to certain levels or if our proposed actions are not found to be sufficiently effective. If we are required to pursue these actions, we estimate this will result in capital costs of up to an additional $10 million.

In fiscal year 2006, we expect to spend approximately $3 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, including the amounts required to comply with the Cluster Rule, and approximately $9 million on operating and other non-capitalizable expenditures relating to environmental matters.

Although future pollution control expenditures cannot be predicted with any certainty and could continue to escalate because of continuing changes in laws and regulations and uncertainty as to how they will be interpreted and applied, we believe that compliance with these regulations will not have a material impact on our capital expenditures, earnings or competitive position.

Regulations have been developed to protect certain species of plants, fish and wildlife in Oregon and Washington. These regulations restrict the harvest of timber near streams and other environmentally sensitive areas, thereby reducing the timber that can be harvested and increasing costs.

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, other than previously entering into the interest rate swaps to obtain a lower effective interest rate on our borrowings. See Note 7 to our consolidated financial statements included in Item 8 for a more detailed discussion of our past interest rate swap agreements. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $0.8 million based on our outstanding debt as of October 31, 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. We believe our most critical accounting policies are those that deal with pension expense and income, impairment of long-lived assets, and depletion.

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

We base our discount rate assumptions on rates of return on long-term high quality bonds. As of October 31, 2005, the company’s discount rate was 6.0%, which will be used in the determination of net periodic pension income for fiscal year 2006. As of October 31, 2004, the company reduced its discount rate to 6.0% from 6.5% to reflect decreases in rates of return on high-quality bonds, which were declining beginning since fiscal year 2002. Net periodic pension income for fiscal year 2005 was based on the 6.0% assumed discount rate. As of October 31, 2003, the company reduced its discount rate to 6.5% from 6.75% to reflect decreases in rates of return on high-quality bonds. Net periodic pension income for fiscal year 2004 was based on the 6.5% assumed discount rate.

Our assumption regarding the expected rate of return on plan assets is based on historical and projected average rates of return for current asset classes in the plan investment portfolio. The expected rate of return used in determining net periodic pension income for fiscal year 2005 was 8.75% as compared to 9.0% used for fiscal years 2004 and 2003.

The expected rate of return for fiscal year 2006 will be changed to 8.50% from 8.75% to reflect future expected returns for the portfolio and will be used in determining net periodic pension income for that fiscal year. At the end of fiscal year 2005, the plan's assets consisted of approximately 82% equities and 18% other assets.

The change to the discount rate effective October 31, 2004, contributed $0.4 million to the reduction in net periodic pension income for fiscal year 2005. The changes in the discount rate and expected rate of return effective October 31, 2003 contributed $0.7 million to the reduction in net periodic pension income for fiscal year 2004.

Long-Lived Assets - An impairment of a long-lived asset exists when the carrying value is not recoverable through future operations and when the carrying value of an asset exceeds its fair value.

We review the carrying value of our long-lived assets annually and when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. To estimate whether the carrying value of an asset group is impaired, we must estimate the undiscounted cash flows generated by the asset group and the likelihood of the outcomes. If the carrying value of an asset group is not recoverable through the future cash flows, it is considered impaired. An impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

During fiscal year 2005, we utilized the #4 paper machine from time to time to meet customer demand requirements, leaving two of our least efficient machines fully curtailed to match production with incoming orders. After considerable review of current market conditions, future expectations and costs of operating and maintaining the #1 and #3 paper machines, management decided to permanently shut down those machines in response to several developments in the fourth quarter of fiscal year 2005. Specifically, in the fourth quarter of fiscal year 2005, we made the decision to outsource supply for a remote box plant in 2006 to reduce costs, thereby reducing production demand for linerboard. We were also able to execute a new strategy of accumulating box plant inventory prior to seasonal demand so that we could dedicate a paper machine that had often been used to make corrugating medium to the production of kraft paper in the fourth quarter of fiscal year 2005, reducing the need for the #1 and #3 paper machines. Finally, to improve margins, we reduced sales to one of our large kraft paper customers.

Depletion - Assumptions and estimates are used to record merchantable timberland inventory and to calculate depletion costs attributed to timber harvested. Merchantable timber is defined by the company as timber with an age of 35 or more years. The volume of merchantable timber is estimated using industry-standard computer software to track growth and is adjusted for acquisitions and dispositions. Volume estimates are confirmed through periodic timber cruises, a physical measurement of timber on a specific set of acres.

Costs subject to depletion include the original cost of the timber, as well as capital reforestation expenditures such as site preparation and tree planting related to merchantable age timber, less depletion previously recorded. Depletion rates are determined by dividing the unamortized cost of timber by the estimated volume of timber of merchantable age.

Rates of depletion are adjusted every five years for growth and harvest, and are adjusted for any significant acquisition or disposition of timber at the time of such occurrence. A 5% change in estimated timber inventory volume would have changed 2005 depletion expense by approximately $0.5 million.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects or which could cause events or circumstances to differ from the forward-looking statements include, but are not limited to:

•	our ability to achieve our strategies and the results of these strategies;

•	actual log harvest levels and customer and product focus;

•	our dependence on timber resources;

•	changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products;

•	our ability to achieve anticipated improvements in operating results and earnings and expected cost reductions;

•	our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements;

•	our working capital needs, including inventory levels and raw material requirements;

•	unanticipated changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper, paperboard and converted products pricing and demand;

•	our ability to achieve anticipated reductions in the amount of natural gas purchased from third parties;

•	our ability to improve reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases;

•	our ability to achieve anticipated savings and improvements from various business improvement projects and programs within the expected time frames or at all;

•	unexpected capital expenditures and the timing of completion and results of capital expenditure projects;

•	our ability to reduce debt and prioritize the use of excess cash to reduce debt;

•	expected sales of power;

•	possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan);

•
cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial condition and results of operations and our competitive position;

•
developments in the world, national, or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts;

•	implementation or revision of government policies affecting the environment, import and export control and taxes;

•	changes in harvest conditions or regulations effecting our timber operations;

•	adverse weather conditions;

•	availability of excess cash to pay dividends and existence of contractual limitations on our ability to pay dividends;

•
the need to obtain board approval of dividends and other distributions to our shareholders, which approval could be granted or withheld based on, among other things, our results of operations, cash flow and prospects at the time;

•	unforeseen maintenance on capital assets;

•	unforeseen developments in our business;

•	our ability to remediate material weaknesses in our internal control over financial reporting;

•	adverse changes in the capital markets or interest rates affecting the cost or availability of financing;

•	disasters and other unforeseen events;

•	potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT;

•	the occurrence of events that require a change in the timing of the REIT election;

•	our actual pre-REIT earnings and profits could vary from estimates resulting in a lower or higher shareholder distribution;

•	our ability to satisfy complex technical rules in order to qualify for or maintain REIT status and to operate effectively within the limitations imposed by those rules; and

•	the expected heightened sensitivity of our stock price to the level of dividends on our common stock.

When considering forward-looking statements, you should also keep in mind the risk factors and other cautionary statements and factors noted throughout this Annual Report on Form 10-K and other reports filed with the SEC which could cause our actual results to differ significantly from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this Annual Report on Form 10-K or in such other reports, as of the date thereof. We cannot guarantee future results, levels of activity, performance or achievements. Except to the extent required by law, we do not undertake any obligation to update any of the forward-looking statements contained in this Annual Report on Form 10-K.

Risk Factors

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission, and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors could have a material adverse effect on our business, financial condition and operating results and could cause the trading price of our common stock and other securities to decline. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the discussion, and the cautionary statements to which reference is made, under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Forward-Looking Statements.”

Cyclical industry conditions and commodity pricing have adversely affected and may continue to adversely affect our financial condition and results of operations.

Our operating results reflect the general cyclical and seasonal pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. Product pricing is significantly affected by the relationship between supply and demand in the forest, paper and packaging products industries. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors. The demand for our timber is primarily affected by the level of new residential construction activity and home repair and remodeling activity. Demand for our paper and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia in particular. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt, as well as our ability to pay dividends.

Our industries are highly competitive and subject to wide price fluctuations that could adversely affect our results of operations.

The forest, paper and packaging products industries are highly competitive globally, including significant competition from non-wood and engineered wood products, and no single company is dominant. These industries have suffered, and continue to suffer, from excess capacity. Profitability of our manufacturing segment depends in part on our ability to operate our manufacturing facilities efficiently, and our Longview mill near full capacity. During fiscal year 2005, our Longview mill operated at 84% of capacity. These industries are also capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial and operating resources than we do, have less leverage than we do and own more timberland than we do.

In the past, we have seen significant competition in our export markets as our global competitors have benefited from the strength of the U.S. dollar relative to their currencies. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. During fiscal years 2003 and 2004, the U.S. dollar weakened. This development had a positive effect on our export business, particularly on European competition in the Japanese lumber market where Japanese buyers had an advantage purchasing U.S. wood products.  Strengthening of the U.S. dollar relative to the currencies of our global competitors now or in the future, could adversely affect our operating results. These factors, coupled with our leveraged position, may harm our ability to respond to competition and other market conditions.

Tariffs, quotas or trade agreements can also affect the markets for our products, particularly our wood products. For example, in 2002, the United States imposed duties on imported softwood lumber from Canada in response to a dispute over the stumpage pricing policies of some provincial governments. Canada is challenging the tariffs in a number of forums, seeking to force the United States to revoke the import duty and return more than $4 billion in deposits collected on imports since duties were first imposed. Both countries are pursuing their own independent litigation and administrative remedies. In December 2005, the United States reduced its duties on imported Canadian softwood lumber. This reduction, or any further reductions, in duties on imported Canadian softwood lumber could put downward pressure on prices in the United States.

Price fluctuations in raw materials could adversely affect our ability to cost effectively obtain the materials needed to manufacture our products.

The most significant raw material used in our operations is fiber, including wood, recycled and other fiber, which during fiscal year 2005 accounted for 39.5% of our costs of products produced in our paper and paperboard segment, not including shipping, warehousing and outward freight. We obtained approximately 92% of our wood fiber requirements at open market prices during fiscal year 2005. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions, particularly the conditions in the Pacific Northwest, where we purchase most of our fiber. Further, our access to wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest that supply wood fiber to our Longview mill, mill closures due to oversupplied domestic lumber markets, as well as more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass any future raw material cost increases through to our customers through product price increases. Increased costs of raw materials, and our inability to pass increased costs through to our customers could harm our financial condition, results of operations and cash flow.

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations require substantial capital. Capital requirements for expansion, replacement and maintenance of existing facilities or equipment or to comply with existing and future changes in environmental laws and regulations may be substantial. The regular periodic and scheduled maintenance we perform on our equipment may not obviate the need to repair or replace key pieces of equipment, and we could incur significant additional costs associated with environmental compliance. The costs of repairing or replacing equipment and the associated downtime of an affected production line could harm our financial condition, results of operations and cash flow. If our future capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements on economic terms, our business, financial condition, results of operations and cash flow could be harmed.

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the restoration and reforestation of timberlands, harvesting timber near waterways, discharges of pollutants and emissions, and the management, disposal and remediation of hazardous substances or other contaminants.  Compliance with these laws and regulations is a significant factor in our business and we have incurred, and expect to continue to incur, significant expenditures to remain in compliance. For instance, in fiscal year 2006 we expect to incur approximately $3 million of capital expenditures and approximately $9 million of operating and other non-capitalizable expenditures relating to environmental matters. We anticipate making capital expenditures of approximately $5 million to $10 million over the next three years to further reduce air emissions and decrease the possibility of future air violations. We expect that the environmental laws and regulations to which we are subject will become more stringent and more stringently enforced in the future and may reduce the amount of timber available for harvesting. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

In Washington State, we are required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results.

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

Environmental groups and other interested individuals may intervene in the regulatory processes in the states where we own timberlands. In Washington State, environmental groups and other interested individuals may appeal individual Forest Practice Applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. The same persons may also file or threaten to file lawsuits that seek to prevent us from implementing our operating plans, including seeking orders entirely preventing or restricting our ability to harvest our timberlands. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results.

Forestry regulations, including regulations intended to protect threatened and endangered species, restrict timber harvesting and may otherwise restrict our ability to conduct our timberlands business. The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, goshawk, bald eagle, and various anadromous fish species. Some of these species, including the northern spotted owl, marbled murrelet, and goshawk, are found in some of our timberlands, requiring us to adjust the harvest schedules on some of our timberland resources. Additional species within our timberlands could subsequently receive protected status under the Endangered Species Act or more members of species currently protected could be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres. Our timberlands may also become subject to laws and regulations designed to protect wetlands, which laws and regulations could restrict harvesting, road building and other activities.

High energy costs could adversely affect our results of operations.

Energy costs are a significant variable operating expense for us and are susceptible to rapid and substantial price increases and volatility. Our costs for energy are currently at relatively high levels and could rapidly increase. Should energy costs increase in future periods, we may not be able to pass all increased energy costs through to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under current terms, we have less flexibility in our ability to mitigate the costs of energy used by our facilities.

Changes in the value of the U.S. dollar relative to other currencies and offshore manufacturing could result in fluctuations in the price of and the demand for our products.

While all of our sales are made in U.S. dollars, a portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the fiscal year 2005, exports accounted for approximately 11.3% of our total sales. Of this amount, 3.0% of our total sales came from log export sales, all to Japan, and 8.3% of our total sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. In fiscal year 2005, the continued weakening of the U.S. dollar relative to the currencies of these countries has helped our products be more competitive in the export market. However, strengthening in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and from time to time in the future may cause, excess supply of paper and paperboard in the United States, which, in turn, would likely result in a decrease in U.S. paper and paperboard prices.

Historically, a stronger U.S. dollar has been associated with migration of domestic manufacturing to offshore locations. If further migration of domestic manufacturing to offshore locations occurs, we could be adversely affected by the impact of the migration on the pricing of and demand for our products domestically.

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

Our business and financial performance may be harmed by future labor disruptions and economically unfavorable collective bargaining agreements.

Approximately 2,000 employees, or more than 62% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 12 collective bargaining agreements expiring at various times from calendar year 2006 through calendar year 2010, including a collective bargaining agreement with our 1,189 Longview mill employees that extends to May 31, 2006. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements or the inability to negotiate new agreements on economically beneficial terms could have a material adverse effect on our business, financial condition and results of operations.

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

Our pulp and paper mill and all of our paper machines are located at a single complex in Longview, Washington. Since we do not have pulp and paper production elsewhere, a material disruption at our mill could result in a material disruption of our paper making operations. Such disruptions could be caused by:

•	prolonged power failures;

•	a breakdown of our continuous pulp digesters or recovery furnaces;

•	chemical spill or release;

•	disruption of raw material supply;

•	disruptions in the transportation infrastructure including railroad tracks, bridges, pipelines, tunnels and roads; or

•	fires, floods, earthquakes, volcanic eruption or other disasters.

The business insurance and replacement value insurance we carry could prove to be inadequate to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business due to damage to or destruction of our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants, which in fiscal year 2005 effectively obtained approximately 90% of their paperboard requirements from our Longview mill (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties).

Changes in supply, caused by changes in the policies of governmental agencies, may affect timber prices and our revenues.

Some governmental agencies, principally the U.S. Department of Agriculture Forest Service and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber than they have been selling in recent years, timber prices could fall.

Our operating and financial performance are dependent upon key personnel.

We believe that our success depends, to a significant extent, upon the efforts and abilities or our senior operating management team. A failure to retain the members of our senior operating management team could adversely affect our operating and financial performance.

A significant portion of the timberlands that we own and manage is concentrated in a limited geographic area.

We own and manage approximately 585,000 acres of timberlands in nine tree farms in Oregon and Washington. Accordingly, if the level of production from these tree farms substantially declines, because of adverse growing or harvesting conditions in the Northwest or otherwise, it could have a material adverse effect on our overall production levels and our revenues.

We have material weaknesses in our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC (collectively, “Section 404”) require us to assess and report on our internal control over financial reporting as of the end of each fiscal year, beginning with our fiscal year ended October 31, 2005. In our initial report under Section 404, our management concluded that our internal control over financial reporting was not effective as of October 31, 2005 because of several material weaknesses that existed as of that date. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions. Material weaknesses could adversely affect our financial reporting process and our financial statements. Failure to achieve and maintain, or unanticipated costs incurred to achieve and maintain, an effective internal control environment could have a material adverse effect on our business, operating results and/or stock price.

We are subject to different risks than REITs in other industries.

We are subject to certain risks that are not applicable to REITs focused on other types of property, because of our ownership of timberlands and our manufacturing operations. For example, while many other REITs derive substantial portions of their cash flow from leases or other contracts providing for relatively stable payments, our cash flow and ability to maintain or increase dividends will be substantially dependent upon the market price for our timber and market prices for our manufactured products that have historically been volatile. We are also subject to other risks discussed above which are not typically relevant to REITs but which are applicable to us, including risks associated with uninsured losses from natural disasters such as fire, volcanic eruptions, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes, and the risk that regulatory changes, such as those designed to protect threatened and endangered species, could restrict timber harvesting in the future.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we will have reduced funds available for distribution to our shareholders and our income will be subject to taxation at regular corporate rates.

Our board of directors has authorized us to take the steps necessary to elect to be taxed as a REIT effective for our taxable year commencing January 1, 2006, subject to a final determination by our board of directors that we elect REIT status with our tax return for the tax year beginning January 1, 2006. However, we may not be able to qualify, or maintain qualification, as a REIT.

Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The IRS could contend that our ownership interests in Longview TRS, securities of other issuers or other assets would give rise to a violation of the REIT requirements.

If in any taxable year we fail to qualify as a REIT:

•	we would not be allowed a deduction for distributions to shareholders in computing our taxable income; and

•	we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the funds available for distribution to our shareholders could be reduced for up to five years or longer, which would have an adverse impact on the value of our common stock.

Our cash dividends are not guaranteed and may fluctuate; we could reduce or eliminate dividends on our common stock.

Because of the expected nature of our income, we may not be required to distribute material amounts of cash to qualify as a REIT. REITs generally are required to distribute 90% of their ordinary taxable income, but not their net capital gains income. As a REIT, we expect that, for the foreseeable future, our income will consist primarily of net capital gains resulting from payments we receive under timber-cutting contracts. We could elect to retain rather than distribute all or a portion of our net capital gains and still maintain our status as a REIT. To the extent that we elect to retain our net capital gains:

•	we would be required to pay the tax on such gains at regular corporate rates;

•
our shareholders, although required to include their proportionate share of the undistributed capital gain in income, would receive a refundable credit for their share of the federal income tax paid by us; and

•
the basis of a shareholder’s stock would be increased by the amount of the undistributed capital gains (minus the amount of the federal income tax on capital gains paid by us which was included in income by the shareholder).

The timing and amounts of our dividends have varied. Our board of directors has significantly changed our dividend policy in anticipation of the REIT conversion. Beginning in the first calendar quarter of 2006, we expect to pay a quarterly cash dividend on our common stock amounting to approximately $0.25 per share, or $1.00 per share on an annualized basis. These per share amounts do not reflect the impact of the shares of our common stock that will be issued to our shareholders in the E&P distribution.

Our board of directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands. Consequently, our dividend levels may fluctuate, and the level of dividends we pay could be less than expected. If we lower our dividend or elect or are required to retain rather than distribute our income, our stock price could be adversely affected.

As a REIT, we will be limited in our ability to fund dividend payments using cash generated through Longview TRS.

Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules we must comply with to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Longview TRS and other non-qualifying types of income. As a result, even if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

The historical market price of our common shares may not be indicative of the market price of our common shares following the E&P distribution and REIT conversion.

Our historical share price may not be indicative of how the market will value our common shares after our election to be taxed as a REIT and the E&P distribution because of the effect of the actual distribution of shares of our common stock and cash in connection with the E&P distribution, our REIT dividend policy and other factors. Our historical share price did not necessarily reflect these factors, and our share price after the REIT conversion and the E&P distribution could be lower than the historical trading price of our shares. Our current stock price also is affected by general market conditions, the yield from distributions on our common stock relative to yields of other instruments and the economic and market perception of REIT stocks.

Because the timing of the REIT conversion is not certain, we may not realize the anticipated tax benefits from the REIT conversion effective January 1, 2006.

The timing of the REIT conversion depends on our ability to successfully complete the required transactions for qualification as a REIT. We anticipate that the REIT conversion will be effective no later than January 1, 2006, but the effective date of the conversion could be delayed. If the transactions contemplated by the conversion are ineffective, we may not be qualified to elect REIT status effective January 1, 2006. In that event, the benefits attributable to our status as a REIT, including our ability to reduce our corporate-level federal income tax, would not commence January 1, 2006, and we would continue to pay corporate-level income taxes in 2006. In addition, any delay in our ability to qualify as a REIT could affect our ability to pay dividends to shareholders at the level contemplated by our new dividend policy.

There are uncertainties relating to the estimate of the E&P distribution.

In order to qualify as a REIT, we will be required to make the E&P distribution prior to the end of our first taxable year as a REIT, which we expect will be the taxable period ending December 31, 2006. Failure to make the E&P distribution before December 31, 2006 would result in our failure to qualify as a REIT for the tax year ending December 31, 2006. The determination of the amount to be distributed in the E&P distribution is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis or may interpret the applicable law differently than the IRS. We currently believe and intend that our E&P distribution will equal the amount required to be distributed in order to satisfy the requirements relating to the distribution of E&P. There are, however, substantial uncertainties relating to the determination of our E&P distribution, including the possibility that the IRS could, in any audits for tax years through 2005, successfully assert that our taxable income should be increased, which would increase our E&P. Thus, we might fail to satisfy the requirement that we distribute all of our E&P by the close of our first taxable year as a REIT. Moreover, we cannot now determine whether we will be able to take advantage of certain procedures available to cure a failure to distribute all of our E&P or the economic impact on us of doing so.

We intend that the E&P distribution will be a taxable dividend, notwithstanding any elections by shareholders to receive all or part of their portion of the E&P distribution in the form of stock rather than cash.

We intend that the entire amount of the E&P distribution received by each shareholder will be treated for tax purposes as a taxable dividend, regardless of whether the shareholder receives the E&P distribution in the form of cash or shares of our common stock or a combination of cash and shares of our common stock. Therefore, a shareholder that receives its portion of the E&P distribution entirely in the form of shares of our common stock would generally be treated for federal income tax purposes as having received a taxable dividend from us, as would a shareholder that receives its portion of the E&P distribution entirely in cash or partly in cash and partly in the form of shares of our common stock.

The E&P distribution could be treated for tax purposes as a nontaxable stock dividend, which would preclude an effective distribution of E&P.

We believe that the E&P distribution will be taxable in its entirety. However, the IRS could argue that the imposition of the limit on the cash component of the E&P distribution causes a portion of the common stock component of the E&P distribution to be treated as a non-taxable stock dividend. Treatment of a portion of the common stock component of the E&P distribution as a non-taxable stock dividend would reduce the amount of our E&P distributed through the E&P distribution, and might require us to incur additional expenses and make an additional distribution when we lack the financial wherewithal to do so, or at a time when the tax rate would be less advantageous to our shareholders. An IRS assertion that the distribution of common stock was not a taxable distribution, if successful, would also result in a holder not having been required to recognize income. We have not requested a ruling from the IRS with respect to the E&P distribution, and the statements and conclusions described above are not binding on the IRS.

The extent of our proposed use of Longview TRS may affect the price of our common shares relative to the share price of other REITs.

We conduct a portion of our business activities through Longview TRS. Longview TRS is a corporation subject to corporate-level tax. Our use of Longview TRS enables us to engage in non-REIT qualifying business activities such as the production and sale of specialty paper and containers, sales of timberlands (as a dealer) and sales of logs. However, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are TRSs. This limitation may affect our ability to make investments in non-REIT qualifying operations. Furthermore, our use of Longview TRS may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we will use them.

Our management has never operated a REIT, and our future performance could be impaired as a result.

None of our officers and directors has prior experience managing or operating a REIT. Compliance with the highly complex REIT rules may divert our management team's attention form other business concerns. Our management team may be unable to replicate or exceed our historical performance while operating under the constraints imposed by REIT qualification rules.

Lack of shareholder ownership and transfer restrictions in our articles of incorporation may affect our ability to qualify as a REIT.

In order to qualify as a REIT, an entity cannot have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50% or more of its outstanding voting shares. Although it is not required by law or the REIT provisions of the Code, many existing REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which prevent five or fewer individuals from owning, directly or indirectly, 50% or more of the outstanding voting shares of these entities. We do not have, nor do we currently plan on adopting, share ownership and transfer restrictions. As a result, the possibility exists that five or fewer individuals could acquire 50% or more of our outstanding voting shares, which could result in our failure to qualify as a REIT.

Certain of our business activities are potentially subject to prohibited transactions tax or corporate-level tax.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Code, which for Longview Fibre Company generally include: owning and managing a timberland portfolio; growing timber; and selling standing timber. Accordingly, the manufacture and sale by us of wood products, containers, kraft paper, paperboard, certain types of timberlands sales, if any, and the harvest and sales of logs conducted through Longview TRS, because such activities generate non-qualifying REIT income, could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Longview TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of Longview TRS will be subject to corporate-level income tax.

We will have potential deferred and contingent tax liabilities.

If, during the ten-year period beginning on the first day of the first taxable year for which we qualified as a REIT (expected to be January 1, 2006), we recognize gain on the disposition of any property (other than the sale of standing timber pursuant to a timber-cutting contract) that we held as of such date, then, to the extent of the excess of (i) the fair market value of such property as of such date over (ii) our adjusted income tax basis in such property as of such date, we will be required to pay a corporate-level federal income tax on such gain at the highest regular corporate rate. Although we have no present intention to dispose of any property in a manner that would trigger such tax consequences, such dispositions could occur in the future.

In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time we qualify as a REIT, in which case we will owe these taxes plus interest and penalties, if any. Moreover, any such increase in taxable income will result in an increase in accumulated E&P, which could require us to pay an additional taxable distribution to our then-existing shareholders within 90 days of the relevant determination.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, which may have retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

An investment in our common shares involves other tax issues.

We may face other tax liabilities as a REIT that reduce our cash flow. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through Longview TRS. Longview TRS is a corporation subject to corporate-level income tax at regular rates.

State tax laws may not conform to federal tax law. Though we expect to qualify as a REIT in 2006 for federal income tax purposes, our qualification as a REIT under the laws of each individual state will depend, among other things, on that state’s conformity with federal tax law. In the case of a shareholder living in a state whose tax laws do not conform to the federal tax treatment of REITs, even if we do not do business in that state, cash distributions to that shareholder may be characterized as ordinary income rather than capital gains for purposes of computing that shareholder's state taxes. Investors should consult with their tax advisors concerning the state tax consequences of an investment in our common shares.

Capital gains distributions to non-U.S. shareholders are generally subject to withholding. We anticipate that our REIT distributions that are taxable to our shareholders, other than the E&P distribution, will primarily be treated as capital gains. Under the provisions of the Foreign Investment in Real Property Tax Act, which applies to non-U.S. shareholders, capital gain distributions are generally subject to withholding at a rate of 35% to non-U.S. shareholders who own more than 5% of our common stock and 30% to other non-U.S. shareholders unless, in each case, reduced as provided by an applicable income tax treaty. These distributions may also be subject to a 30% branch profits tax in the hands of a non-U.S. shareholder that is a corporation.

Since the total cash payable to shareholders in the E&P distribution will be limited, a shareholder’s receipt of cash may be dependent on the election of others.

We plan on limiting the total amount of cash available for the E&P distribution to approximately 20% of the E&P distribution. The total amount of cash distributed will depend upon the extent to which our shareholders elect to receive cash rather than shares of our common stock. If the total amount of cash elected by our shareholders exceeds the maximum cash available in the E&P distribution, then the available cash may, to some extent, be prorated among our shareholders making cash elections. Therefore, a particular shareholder may not receive the proportions of the dividend that he or she elects.

Our inability to obtain third party consents may have a material adverse effect.

We are required to obtain third-party consents in connection with the December 31, 2005 transfer of non-REIT qualifying assets to Longview TRS. These include consents of lenders, customers, suppliers and others with whom we have a contractual relationship, as well as consents of governmental authorities to the transfer of permits and licenses to Longview TRS. Given the number of and the length of time it takes to obtain consents, we may complete the REIT conversion prior to completing the process of obtaining consents. Our completion of the REIT conversion without our obtaining all such consents could cause a default under some of our contractual arrangements or prevent us from conducting operations for which permits or licenses are required. If we were unable to obtain all third-party consents, or a third party claims we should have obtained consent prior to the transfer of the non-REIT assets and business, we may lose the ability to use particular assets or lose our contractual rights, such as the ability to sell under favorable terms to a particular customer or buy from a particular supplier. Any loss of the ability to use an asset or operate part of our business or any loss of a contractual relationship may adversely affect our business.

We could lack access to funds to meet our distribution and tax obligations.

In addition to the E&P distribution requirement, to the extent we do not meet REIT income distribution requirements, we will be subject to a 4% nondeductible excise tax on the undistributed amount. We also could be required to pay taxes and liabilities attributable to periods and events prior to the REIT conversion and additional taxes in the event we were to fail to qualify as a REIT. In addition, unless we elect to retain earnings, we will generally be required to refinance debt that matures with additional debt or equity. The amount of funds, if any, available to us could be insufficient to meet our distribution and tax obligations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments, including investments in the businesses to be conducted by Longview TRS.

The E&P distribution is expected to be taxable to our shareholders and could lead to increased selling pressure on our common stock.

We expect to distribute between approximately $350 million and $400 million to our shareholders in the E&P distribution. We expect that a minimum of approximately 80% of the value of the E&P distribution will be paid in shares of our common stock. The E&P distribution is expected to be taxable to our shareholders. Our shareholders may elect to sell some or all of their shares in anticipation of or following the E&P distribution to satisfy their tax liabilities resulting from the E&P distribution. Sales of substantial amounts of shares of our common stock in the marketplace could adversely affect the trading price of our common stock.

The tax treatment for our dividends may fluctuate and may vary among different types of investors, which may change their value to some investors.

As a REIT, we expect that, for the foreseeable future, our income will consist primarily of net capital gains. A shareholder may offset such gains with the shareholder’s capital losses from other sources, if any. A portion of our dividends may be treated as qualified dividends (eligible for the 15% maximum rate for individuals) or ordinary income. Moreover, our dividends as a REIT will not be eligible for the dividends received deduction that is otherwise available to U.S. shareholders that are domestic corporations (other than S corporations), and corporate shareholders that receive our dividends may be subject to certain other special rules. These treatments may have different tax consequences to different investors, which may affect the after-tax value of our dividends.

We have substantial debt that could reduce the effectiveness of our operations.

We have a large amount of debt outstanding. At October 31, 2005, our fiscal year end, we had $416.9 million of borrowed debt. This substantial level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations, including debt service requirements;

•	placing us at competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to borrow additional amounts for working capital, capital expenditures and debt service requirements;

•	limiting our ability to use cash flow from operations for capital expenditures, working capital, dividends to shareholders and other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•
limiting our ability to capitalize on business opportunities, including our ability to make strategic acquisitions, and to react to competitive pressures and adverse changes in our business, our industry or government regulation.

Borrowings under our new credit agreement, which we signed in December 2005, bear interest at variable rates. If these rates increase significantly, our ability to borrow additional funds could be reduced, and the risks related to our substantial indebtedness would intensify.

Our indebtedness imposes restrictions on us that may adversely affect our business operations and our ability to service our debt.

Our debt instruments include covenants that, among other things, restrict our ability to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions on capital stock;

•	repurchase capital stock;

•	make loans and investments;

•	allow restrictions on the ability of certain subsidiaries to make distributions;

•	dispose of assets;

•	merge or consolidate with other entities;

•	enter new lines of business;

•	enter into transactions with affiliates; and

•	create liens on our assets.

Our credit agreement subjects us to maintenance requirements with respect to financial ratios, including that our net worth be maintained above a specified minimum and that our total debt to capitalization ratio not exceed a specified maximum. These covenants in our debt instruments could restrict our ability to expand or to fully pursue our business strategies and opportunities. Our ability to comply with these and other provisions of our debt obligations may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of any applicable debt covenants could result in a default under our indebtedness, which could cause those obligations to become immediately due and payable. If any of our debt is accelerated, we may be unable to repay it.

Provisions in our organizational documents, applicable laws and debt instruments and other contractual arrangements could delay or prevent a takeover of us by a third party.

Our articles of incorporation and bylaws, applicable Washington laws, and our shareholder rights plan, debt instruments and other contractual arrangements could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. For example, various of the foregoing:

•	permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	divide our board of directors into three classes of directors serving staggered terms;

•	limit the ability of shareholders to remove directors;

•	allow the board of directors to fill any vacancies on our board;

•	limit shareholders' ability to call special meetings of shareholders and to take action by written consent without a meeting;

•
prohibit us from consummating a “significant business transaction” with any person who acquires 10% of our voting stock for a period of five years from the date such acquiring person makes such an acquisition unless the transaction or acquisition of shares is approved by a majority of our board of directors prior to the time of the acquisition;

•
with certain exceptions, require an affirmative vote of two-thirds of our shareholders to approve a merger, share exchange or a sale of all or substantially all of our assets not in the ordinary course of business and provide for dissenters’ rights under several of the same circumstances;

•
provide that any amendment to our articles of incorporation reducing to less than two-thirds the percentage of votes necessary to approve a merger, share exchange, sale of assets not in the ordinary course of business or dissolution is not effective unless such amendment is approved by two-thirds of all the votes entitled to vote, and this provision is protected by the same supermajority voting provision;

•
require that, in many potential takeover situations, rights issued under our shareholder rights plan become exercisable to purchase our common stock and potentially other securities at a price substantially discounted from the then applicable market price; and

•	may require upon specified types of change in control that we repurchase our outstanding debt securities.

These provisions and similar provisions that could apply to us in the future may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or otherwise adversely affect the market price of, and the voting and other rights of the holders of, our common stock. Such provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors other than the candidates nominated by our board of directors.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

We do not engage in commodity, currency or interest rate hedging arrangements or engage in transactions involving derivatives, other than our entering into interest rate swaps from time to time to obtain a lower effective interest rate on our borrowings. At October 31, 2005, there were no outstanding interest rate swap agreements. See Note 7 in the notes to consolidated financial statements included in Item 8 for a more detailed discussion of our recent interest rate swap activities. Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our revolving credit facilities and under interest rate swap agreements in which we enter from time to time. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $0.8 million based on our outstanding debt as of October 31, 2005.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Longview Fibre Company:

We have completed an integrated audit of Longview Fibre Company's 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at October 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Longview Fibre Company did not maintain effective internal control over financial reporting as of October 31, 2005, because the Company did not a) maintain a sufficient complement of personnel with a level of financial reporting expertise that is commensurate with the Company’s financial reporting requirements, b) maintain effective controls over the existence and valuation of supplies inventories and related cost of goods sold, c) maintain effective controls over the valuation of its workers’ compensation claims liability and related cost of products sold, and d) maintain effective controls over the valuation of its postretirement medical benefits liability and related cost of products sold and selling, administrative and general expenses, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

Insufficient personnel with appropriate accounting knowledge and training. The Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. In addition, the Company did not maintain documented policies to ensure the consistent application of procedures in the financial reporting process, by existing personnel. This control deficiency could result in a misstatement to substantially all of the Company's financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This control deficiency contributed to the control deficiencies described in items 2 through 4 below.

Ineffective controls over supplies inventories. The Company did not maintain effective controls over the existence and valuation of supplies inventories. Specifically, the Company failed to perform an effective physical inventory of fuel supplies inventory and failed to perform reconciliations of certain supplies inventories to ensure that all transactions were completely and accurately recorded. In addition, the Company failed to properly identify and accurately value obsolete supplies inventories. This control deficiency resulted in misstatements to supplies inventories and related cost of products sold in the consolidated financial statements for the third quarter of fiscal 2005 which did not require restatement because the Company determined that the net impact of all identified misstatements was not material, as well as audit adjustments to the fourth fiscal quarter of 2005 consolidated financial statements. In addition, this control deficiency could result in a misstatement to supplies inventories and related cost of products sold that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Ineffective controls over workers’ compensation claims liability. The Company did not maintain effective controls over the valuation of its workers’ compensation claims liability. Specifically, the Company failed to ensure that assumptions and data reported by the third-party claims administrator were appropriately considered in the calculation of the estimated future workers' compensation claims. This control deficiency resulted in misstatements to the workers' compensation claims liability and related cost of products sold in the consolidated financial statements for the third quarter of fiscal 2005 which did not require restatement because the Company determined that the net impact of all identified misstatements was not material. In addition, this control deficiency could result in a misstatement to the workers' compensation claims liability and related cost of products sold that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Ineffective controls over postretirement medical benefits liability. The Company did not maintain effective controls over the valuation of its postretirement medical benefits liability. Specifically, the Company did not maintain effective controls to ensure that the calculation of the postretirement medical benefits liability was properly and timely reconciled to the data provided by the Company's actuary. This control deficiency resulted in misstatements to the postretirement medical benefits liability and related cost of products sold and selling, administrative and general expenses in the consolidated financial statements for the third quarter of fiscal 2005 which did not require restatement because the Company determined that the net impact of all identified misstatements was not material. In addition, this control deficiency could result in a misstatement to the postretirement medical benefits liability and related cost of products sold and selling, administrative and general expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the October 31, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Longview Fibre Company did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Longview Fibre Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Portland, Oregon
January 17, 2006

CONSOLIDATED STATEMENT OF INCOME

	Years Ended October 31
(thousands except per share)	2005	2004	2003
NET SALES	$898,092	$831,166	$773,337
Timber	186,783	192,840	163,000
Paper and paperboard	264,733	225,682	202,549
Converted products	446,576	412,644	407,788
Cost of products sold, including outward freight	742,686	689,470	656,581
GROSS PROFIT	155,406	141,696	116,756
Selling, administrative and general expenses	93,559	82,752	72,154
Loss on asset abandonment (see Note 4)	9,692	-	-
OPERATING PROFIT (LOSS)	52,155	58,944	44,602
Timber	84,792	90,039	64,145
Paper and paperboard	(11,269)	(13,611)	(10,780)
Converted products	(21,368)	(17,484)	(8,763)
Interest income	286	188	327
Interest expense	(37,044)	(37,493)	(43,099)
Miscellaneous	1,137	1,262	6,724
INCOME BEFORE INCOME TAXES	16,534	22,901	8,554
PROVISION FOR TAXES ON INCOME (see Note 8)
Current	1,688	123	(126)
Deferred	4,492	8,877	3,326
	6,180	9,000	3,200

NET INCOME	$10,354	$13,901	$5,354
Per share	$0.20	$0.27	$0.10

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholder’s
(thousands except per share)	Shares	Amounts	Capital	Earnings	Equity
Balance at October 31, 2002	51,077	$76,615	$3,306	$349,075	$428,996

Net income	-	-	-	5,354	5,354
Cash dividends:
Common stock ($0.04 per share)	-	-	-	(2,043)	(2,043)
Balance at October 31, 2003	51,077	76,615	3,306	352,386	432,307

Net income	-	-	-	13,901	13,901
Cash dividends:
Common stock ($0.05 per share)	-	-	-	(2,554)	(2,554)
Balance at October 31, 2004	51,077	76,615	3,306	363,733	443,654

Net income	-	-	-	10,354	10,354
Cash dividends:
Common stock ($0.08 per share)	-	-	-	(4,086)	(4,086)
Balance at October 31, 2005	51,077	$76,615	$3,306	$370,001	$449,922

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	October 31
(dollars in thousands except per share)	2005	2004	2003
ASSETS
Current assets:
Accounts and notes receivable	$106,844	$111,723	$99,754
Allowance for doubtful accounts	1,000	1,350	1,350
Taxes on income, refundable	3,931	-	-
Inventories (see Note 2)	72,110	83,523	65,348
Other	9,869	7,800	7,109
Total current assets	191,754	201,696	170,861
Capital assets:
Buildings, machinery and equipment at cost	1,812,933	1,828,195	1,815,959
Accumulated depreciation	1,177,306	1,139,390	1,094,266
Costs to be depreciated in future years (see Note 3)	635,627	688,805	721,693
Plant sites at cost	3,549	3,549	3,549
	639,176	692,354	725,242
Timber, at cost less depletion	195,031	196,440	185,216
Roads, at cost less amortization	9,053	8,631	8,481
Timberlands, at cost	24,694	24,598	20,168
	228,778	229,669	213,865
Total capital assets	867,954	922,023	939,107
Pension and other assets (see Note 10)	151,987	147,211	145,436
	$1,211,695	$1,270,930	$1,255,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$10,299	$12,370	$11,190
Accounts payable (see Note5)	63,527	66,063	53,132
Short-term borrowings (see Note 6)	9,500	10,000	44,000
Payrolls payable	15,906	15,897	13,465
Other taxes payable	8,541	9,100	8,465
Current installments of long-term debt (see Note 7)	-	30,000	-
Total current liabilities	107,773	143,430	130,252
Long-term debt (see Note 7)	407,386	442,148	462,903
Deferred tax liabilities - net (see Note 8)	210,029	204,783	195,410
Other liabilities (see Note 10)	36,585	36,915	34,532
Commitments and contingencies (see Note 11)	-	-	-
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares (see Note 13)	76,615	76,615	76,615
Additional paid-in capital	3,306	3,306	3,306
Retained earnings	370,001	363,733	352,386
Total shareholders' equity	449,922	443,654	432,307
	$1,211,695	$1,270,930	$1,255,404

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended October 31
(thousands)	2005	2004	2003
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income	$10,354	$13,901	$5,354
Charges to income not requiring cash:
Depreciation	71,729	70,906	70,737
Depletion and amortization	10,775	8,612	7,510
Deferred taxes - net	4,492	8,877	3,326
(Gain) loss on disposition of capital assets	898	5,039	(3,368)
Loss on asset abandonment	9,692	-	-

Change in:
Accounts and notes receivable - net	4,529	(11,969)	2,176
Taxes on income, refundable	(3,931)	-	2,293
Inventories	11,413	(18,175)	6,241
Other	(1,315)	(195)	691
Pension and other noncurrent assets	(4,776)	(1,775)	(10,590)
Accounts, payrolls and other taxes payable	(2,618)	14,254	7,984
Other noncurrent liabilities	(283)	2,436	3,727
Cash provided by operations	110,959	91,911	96,081

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to: Plant and equipment	(31,500)	(45,796)	(31,815)
Timber and timberlands	(10,180)	(24,946)	(4,970)
Proceeds from sale of capital assets	2,655	3,269	12,092
Cash used for investing	(39,025)	(67,473)	(24,693)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt	191	192	191
Reduction in long-term debt	(30,000)	-	(62,400)
Short-term borrowings	(35,500)	(25,000)	(5,000)
Payable to bank resulting from checks in transit	(2,071)	1,180	3,726
Accounts payable for construction	(468)	1,744	(5,862)
Cash dividends	(4,086)	(2,554)	(2,043)
Cash used for financing	(71,934)	(24,438)	(71,388)

Change in cash position	-	-	-
Cash position, beginning of year	-	-	-
Cash position, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$37,604	$36,822	$40,859
Capitalized interest	610	876	1,278
Income taxes	5,782	113	(2,394)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of accounting policies:

Nature of Business
We are a publicly held forest, paper and packaging products company engaged in three primary businesses: the ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale; the ownership and operation of our Longview mill, which produces kraft paper and paperboard; and the ownership and operation of converting plants, which produce finished products such as corrugated containers. All of our facilities are located in the United States (“US”).

Principles of consolidation
The financial statements include the accounts of Longview Fibre Company and all of its subsidiaries after elimination of intercompany balances and transactions.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at historical cost and is comprised mainly of trade accounts receivable primarily from the sale of products on credit. Credit is extended to customers based on an evaluation of their financial condition.  We evaluate the collectibility of accounts receivable on a case-by-case basis and make adjustments to the allowance for doubtful accounts for expected losses, considering such things as ability to pay, bankruptcy, credit ratings and payment history.  We also adjust the allowance for doubtful accounts based on historical experience and past due status.

Bad debt expense associated with uncollectible accounts for the fiscal years ended October 31, 2005, 2004 and 2003 was $258,000, $595,000 and $715,000, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out method except for supplies, which are stated using the average cost method.

Property and depreciation
Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset or group of assets may not be recovered pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset or group of assets may not be recoverable, impairment exists, and the asset's net book value is written down to its estimated realizable value. When properties are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts, and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment.

Timberlands, depletion and amortization
Timber, timberlands and timber roads are stated at cost, net of accumulated depreciation, depletion and amortization. Timber, upon reaching the age of 35 years, is considered merchantable and available for harvesting, with all timber younger than 35 years of age being classified as premerchantable. Timber is tracked on a county-by-county basis whereby capital costs and estimated recoverable timber volumes are accumulated in the county in which the related timber is located. Expenditures for reforestation, including costs such as site preparation, tree planting, fertilization and herbicide application for the two years after planting, are capitalized and depleted as timber is harvested. After two years of age, seedling reforestation maintenance and tree farm management costs, consisting of recurring items necessary to the ownership and administration of the timber and timberlands, are recorded as a current period expense.

Provision for depletion of merchantable timber represents a charge per unit of production (depletion rate) applied to actual harvest volumes. Depletion rates are recognized on a county-by-county basis. A single countywide depletion rate is applied to all timber, timberlands and timber roads in a given county, regardless of the merchantable timber age, species or quality in any particular case. The applicable countywide depletion rate for each county is determined on a county-by-county basis using a computer growth index model that tracks the timber volumes through the growth cycle and is based upon actual growth rates from permanent timber growth plots throughout the Northwest. Countywide depletion rates are adjusted every five years for timber maturity, estimated growth, and actual harvest volumes for the prior five-year period and when there is a significant acquisition or disposition.

Direct costs associated with the building of the primary access timber roads are capitalized and amortized on the straight-line basis over estimated useful lives ranging from 3 to 15 years. Costs incurred for timber roads that serve short-term harvest needs are expensed as incurred.  Costs for road base construction of mainline roads, such as clearing and grading, are not amortized and remain a capitalized cost until disposition as they provide permanent value to the timberlands.

No gain or loss is recognized on timberland exchanges since the earnings process is not considered complete until timber is harvested and marketed.

Financial instruments
We account for derivative financial instruments pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended. This standard requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The changes in the fair value of derivative financial instruments are recognized periodically either in net income or shareholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Earnings per share
Basic and diluted net income per share is computed on the basis of weighted average common shares outstanding of 51,076,567.

Revenue recognition
We recognize revenues from product sales to our customers when title and risk of loss pass to the customer, and when the sales price is fixed or determinable. For substantially all sales, ownership transfers upon receipt for converted products and lumber, and upon shipment for paper, paperboard and log products.

During fiscal year 2003, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. This “buy/sell” agreement provides that we sell paper to our counterparty’s converting facilities, and that we purchase paperboard from them for use in our converting facilities. Under this agreement, we recorded the related transactions as sales in the Consolidated Statement of Income. These transactions accounted for net sales of $18.2 million for fiscal year 2003 and $12.8 million for the first three quarters of fiscal year 2004. The impact on operating profit is not material.

Effective in the fourth quarter of fiscal year 2004, we began recording the transactions under the buy/sell agreement as an exchange using carryover basis as contemplated by Accounting Principles Board Bulletin No. 29, “Accounting for Nonmonetary Transactions”.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the previously issued authoritative guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by us beginning November 1, 2005. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005, and will be adopted by us beginning November 1, 2005. We do not expect the adoption of this interpretation to have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 introduces a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for the tax year beginning in 2005 and will be fully phased in as a 9% deduction for the tax year beginning in 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”.  As we are not eligible for the deduction in the current fiscal period, this statement did not have an effect on our financial position or results of operations for the current fiscal year. As a special deduction under FSP 109-1 the impact on our financial position or results of operations for prospective fiscal periods is contingent upon future performance of specific activities in those periods

In September 2005, the Emerging Issues Task Force, (“EITF”) ratified EITF 04-13 addressing the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (such as our Buy/Sell agreements). EITF 04-13 states that finished goods for work-in-process should be recognized at fair value, while work-in-process for work-in-process or finished goods should be recognized at its carrying value.  The adoption of this interpretation is effective for new or modified agreements for fiscal periods starting on or after March 16, 2006. We do not expect the adoption of this interpretation to have a material effect on our financial condition or results of operations.

Reclassifications
Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders' equity.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the US requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. Actual results could differ from those estimates.

Note 2 - Inventories:

Inventories consist of the following:

	October 31
(thousands)	2005	2004	2003
Finished goods	$31,843	$38,358	$34,450
Goods in process	34,519	35,410	25,539
Raw materials	5,227	6,412	7,054
Supplies (at average cost)	42,404	43,376	39,562
	113,993	123,556	106,605
LIFO Reserve	(41,883)	(40,033)	(41,257)
	$72,110	$83,523	$65,348

During fiscal year 2005 and 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal year 2005 production, the effect of which increased cost of goods sold by approximately $423,000 and decreased net income by approximately $267,000 or $0.01 per share. The effect on cost of products sold for the 2003 inventory reduction was not material.

As of October 31, 2005, the allowance for obsolete supplies inventory was $1.0 million. There was no allowance as of October 31, 2004 and 2003.

Note 3 - Buildings, machinery and equipment:

Buildings, machinery and equipment consist of the following:

	October 31
(thousands)	2005	2004	2003
Buildings - net	$79,801	$81,497	$84,938
Machinery and equipment - net	555,826	607,308	636,755
	$635,627	$688,805	$721,693

Note 4 - Loss on asset abandonment:

During fiscal year 2005, we utilized the #4 paper machine from time to time to meet customer demand requirements, leaving two of our least efficient machines fully curtailed to match production with incoming orders. After considerable review of current market conditions, future expectations and costs of operating and maintaining the #1 and #3 paper machines, we decided to permanently shut down those machines in response to several developments in the fourth quarter of fiscal year 2005. Specifically, in the fourth quarter of fiscal year 2005, we made the decision to outsource supply for a remote box plant in 2006 to reduce costs, thereby reducing production demand for linerboard. We were also able to execute a new strategy of accumulating box plant inventory prior to seasonal demand so that we could dedicate a paper machine that had often been used to make corrugating medium to the production of kraft paper in the fourth quarter of fiscal year 2005, reducing the need for the #1 and #3 paper machines. Finally, to improve margins, we reduced sales to one of our large kraft paper customers.

In accordance with SFAS 144, we recorded a non-cash charge to operations of $9.7 million during the fourth quarter of fiscal year 2005 for the #1 and #3 paper machines and related dedicated spare parts that are no longer going to be used in operations and have no resale value in excess of disposal costs. The impact on our operating segments was $5.0 million and $4.7 million charged to the paper and paperboard segment and the converted products segment, respectively.

Note 5 - Accounts Payable:

Accounts payable includes accruals for workers’ compensation liabilities totaling $7.4 million, $6.5 million and $6.3 million at October 31, 2005, 2004 and 2003, respectively, and accrued interest on debt totaling $8.9 million, $9.7 million and $9.5 million at October 31, 2005, 2004 and 2003, respectively.

Note 6 - Short-term borrowings:

At October 31, 2005, we had bank lines of credit with a maximum amount available of $265 million. Of this amount, $250 million was under a credit agreement with a group of banks expiring December 14, 2007. The agreement provided for borrowings at the Offshore Rate (LIBOR based) plus a spread, 1.50% at October 31, 2005, or the applicable bank's Reference Rate plus a spread, 0.50% at October 31, 2005. Up to $50 million of the credit agreement could be used for letters of credit at a fee identical to the Offshore Rate plus its applicable spread. The agreement provided for a commitment fee (0.375% per year at October 31, 2005) on the unused portion. At October 31, 2005, we had borrowings of $63.5 million and $9.9 million of letters of credit issued under this credit agreement. Covenants of the agreement included tests of minimum net worth, long-term borrowing, fixed charge coverage ratio and restrictions on payment of dividends. At October 31, 2005, we were in compliance with the covenants of the credit agreement.

At October 31, 2005, we had a $15 million uncommitted line of credit, under which there were no borrowings at October 31, 2005.

Short-term borrowing activity, including the amount reclassified as long-term, is summarized as follows:

(thousands)	2005	2004	2003
Short-term borrowings October 31	$63,500	$99,000	$124,000
Reclassification to long-term debt (a)	54,000	89,000	80,000
Short-term borrowings	9,500	10,000	44,000
Interest rate October 31	7.5%	4.9%	5.4%
Average daily amount of short-term
borrowings outstanding during year	$94,351	$113,912	$115,213
Average interest rate during year (b)	7.0%	5.3%	5.7%
Maximum amount of short-term
borrowings at any month end	$122,000	$125,000	$132,000

Note (a) Reclassified as long-term debt based on our intent and ability that they would be refinanced and replaced with long-term borrowings. See “New Credit Agreement” in Note 15 for information regarding certain related refinancing activities undertaken by us subsequent to the end of fiscal year 2005.

Note (b) Computed by dividing interest incurred by average daily short-term borrowings outstanding.

Note 7 - Long-term debt:

Long-term debt consists of the following:

	October 31
(thousands)	2005	2004	2003
Senior notes due through 2010
7.25%-8.83%) - Note (a)	$124,500	$154,500	$154,500
Revenue bonds payable through
2018 (floating rates, currently
2.70%-2.85%) - Note (b)	14,500	14,500	14,500
Senior subordinated notes due
2009 (10.00%) - Note (c)	215,000	215,000	215,000
Notes payable - credit agreement - Note 6 above	54,000	89,000	80,000
	408,000	473,000	464,000
Less current installments	-	30,000	-
Less unamortized debt discounts	614	805	997
	407,386	442,195	463,003
Fair value adjustments -
mark-to-market - Note (d)	-	(47)	(100)
Net long-term debt	$407,386	$442,148	$462,903

Scheduled maturities (thousands)
2006	$-
2007	-
2008	24,000
2009	215,000
2010	154,500
2011-2018	14,500
$408,000

Note (a) The $124.5 million of senior notes outstanding at October 31, 2005 was redeemable at our option at redemption prices dependent upon US Treasury yields. We have reclassified $85.5 million of the notes with contractual maturities in fiscal year 2006 as long-term because these notes were expected to be refinanced and replaced with long-term borrowings. See “New Credit Agreement” in Note 15 for information regarding certain related refinancing activities undertaken by us subsequent to the end of fiscal year 2005. The senior notes included customary covenants and default provisions, including a covenant restricting the payment of dividends to, among other limitations, no more annually than net income for the corresponding period. At October 31, 2005, we were in compliance with the covenants of the senior notes.

Note (b) Primarily incurred upon the purchase of manufacturing equipment. At October 31, 2005, $14.5 million was collateralized by liens on the equipment.

Note (c) The senior subordinated notes were redeemable at our option at October 31, 2005 at a premium to par based upon US Treasury yields, through January 15, 2006, at which time the notes would be redeemable at a fixed premium to par, plus applicable accrued interest. The senior subordinated notes include customary covenants and default provisions, including a covenant restricting the payment of dividends. At October 31, 2005, we were in compliance with the covenants of the senior subordinated notes.

Note (d) We use derivative financial instruments that are designated as hedges of the fair value of long-term debt and meet the shortcut method requirements under SFAS 133. Interest rate swap agreements have been used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. There were no outstanding interest rate swaps at October 31, 2005. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for fiscal years ended October 31, 2004 and 2003.

In February 2005, we terminated both of our outstanding fixed-to-floating interest rate swap agreements related to $70 million of our senior subordinated notes, resulting in deferred losses of $1.1 million. These deferred losses were netted with deferred gains realized on termination of prior interest rate swap agreements. The net deferred gain on all terminated interest rate swap agreements relating to our senior subordinated notes was $4.5 million, $7.1 million and $6.9 million at October 31, 2005, 2004 and 2003, respectively. The net deferred gain is included in Other long-term liabilities in the Consolidated Balance Sheet. The reduction of interest expense will be recognized over the term of the senior subordinated notes. Mark-to-market adjustments for the outstanding interest rate swaps at October 31, 2004 and 2003 resulted in a derivative liability of $47,000 and $100,000, respectively, with a corresponding adjustment to long-term debt.

Under the covenants to which we are subject pursuant to our debt obligations, at October 31, 2005, approximately $21.7 million of consolidated retained earnings was unrestricted as to the payment of dividends.

Note 8 - Income taxes:

Provision (benefit) for taxes on income is made up of the following components:

	Years ended October 31
(thousands)	2005	2004	2003
Current:
Federal	$725	$-	$-
State	963	123	(126)
Total current tax	1,688	123	(126)

Deferred:
Federal	4,475	8,200	4,388
State	17	677	(1,062)
Total deferred tax	4,492	8,877	3,326

Total provision for taxes on income	$6,180	$9,000	$3,200

An analysis of the effective income tax rate as compared to the expected federal income tax rate is as follows:

	Years ended October 31
	2005	2004	2003
Expected federal income tax rate	35%	35%	35%
State income taxes less
federal income tax benefit	3	2	(9)
Credits	(3)	(1)	(7)
Other	2	3	18

Effective income tax rate	37%	39%	37%

The tax effect of temporary differences giving rise to our deferred tax assets and deferred tax liabilities is as follows:

	October 31
(thousands)	2005	2004	2003
Deferred tax assets:
Alternative minimum tax	$(398)	$(13,391)	$(17,186)
State credits and other assets	(8,985)	(8,534)	(8,317)
Total deferred tax assets	(9,383)	(21,925)	(25,503)

Deferred tax liabilities:
Depreciation/depletable assets	176,783	185,924	183,869
Employee benefit plans	36,955	35,793	32,555
Other liabilities	217	288	282
Total deferred tax liabilities	213,955	222,005	216,706

Deferred income taxes - net	$204,572	$200,080	$191,203

The deferred tax assets and deferred tax liabilities recorded in the Consolidated Balance Sheet are as follows:

	October 31
(thousands)	2005	2004	2003
Deferred tax assets - included in Other current assets	$5,457	$4,703	$4,207

Deferred tax liabilities	$210,029	$204,783	$195,410

Note 9 - Segment information:

We own and operate tree farms in Oregon and Washington, which produce logs for sale and operate a sawmill in Washington. Our pulp and paper mill at Longview, Washington produces pulp, which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations owned by us and others. Our fifteen converting plants in twelve states produce shipping containers.

Net sales includes export sales, which are denominated in US dollars, of $101.8 million, $105.2 million and $101.3 million during fiscal years ended 2005, 2004 and 2003, respectively. Our primary export markets are Japan and Southeast Asia, with additional export net sales attributable to China and Canada, among other countries. Our total export net sales for the fiscal years ended October 31, 2005, 2004 and 2003 include $27.3 million, $46.7 million and $41.1 million and $28.3 million, $23.4 million and $22.8 million to Japan and Southeast Asia, respectively, for the corresponding periods.

There are no intersegment sales as all manufacturing operations to produce primary or converted products for sale are considered integrated from the purchased wood to the sale of the finished product.

Identifiable assets are segregated or allocated to segments as follows:

1. Assets used wholly within a segment are assigned to that segment.

2. Assets used jointly by two segments are allocated to each segment on a percentage determined by dividing total cost of product into cost of product produced for each segment. Paper and paperboard assets of $224.7 million, $213.3 million and $261.7 million have been allocated to converted products at October 31, 2005, 2004 and 2003, respectively.

Depreciation, depletion, amortization, selling, administrative and general and additions to capital assets have been segregated and allocated using a method similar to that used for identifiable assets.

	Years ended October 31
(thousands)	2005	2004	2003
Net sales:
Timber	$186,783	$192,840	$163,000
Paper and paperboard	264,733	225,682	202,549
Converted products	446,576	412,644	407,788
Net sales	898,092	831,166	773,337

Income before income taxes:
Operating profit (loss)
Timber	84,792	90,039	64,145
Paper and paperboard	(11,269)	(13,611)	(10,780)
Converted products	(21,368)	(17,484)	(8,763)
Interest expense and other - net	(35,621)	(36,043)	(36,048)
Income before income taxes	16,534	22,901	8,554

Identifiable assets at October 31
Timber	272,458	273,252	263,028
Paper and paperboard	364,375	416,779	352,973
Converted products	574,862	580,899	639,403
Total assets	1,211,695	1,270,930	1,255,404

Depreciation, depletion and
amortization:
Timber	13,729	11,618	10,978
Paper and paperboard	24,435	26,185	22,277
Converted products	44,340	41,715	44,992
Total depreciation, depletion and amortization	82,504	79,518	78,247

Additions to capital assets:
Timber	11,813	29,631	5,649
Paper and paperboard	9,508	19,470	12,250
Converted products	20,359	21,641	18,886
Total additions to capital assets	$41,680	$70,742	$36,785

Note 10 - Retirement plans and other postretirement benefits:

October 31 is used as the measurement date.

Retirement plans
We have two defined benefit pension plans that cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in benefit obligation is as follows:

	Years ended October 31
(thousands)	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning
of year	$415,210	$376,616	$354,959
Service cost	9,403	8,499	8,095
Interest cost	24,413	23,986	23,229
Amendments	82	21	335
Change in assumptions	-	24,280	11,071
Actuarial (gain) loss	1,538	1,708	(2,406)
Benefits paid	(21,693)	(19,900)	(18,667)
Benefit obligation at end
of year	$428,953	$415,210	$376,616

The change in fair value of plan assets is as follows:

	Years ended October 31
(thousands)	2005	2004	2003
Change in plan assets:
Fair value of plan assets at
beginning of year	$462,167	$437,193	$365,270
Actual return on plan assets	60,444	41,872	90,587
Employee contribution	-	2	3
Employer contributions	-	3,000	-
Benefits paid	(21,693)	(19,900)	(18,667)
Fair value of plan assets at
end of year	$500,918	$462,167	$437,193

The funded status of the plan and pension asset recognized in the Consolidated Balance Sheet are summarized as follows:

	October 31
(thousands)	2005	2004	2003
Funded status	$71,965	$46,957	$60,577
Unrecognized net actuarial loss	42,032	57,108	27,760
Unrecognized prior service cost	24,159	29,964	35,893
Pension asset recognized in the
Consolidated Balance Sheet	$138,156	$134,029	$124,230

Major assumptions used in the calculation are as follows:

	Years ended October 31
Benefit obligation	2005	2004	2003
Discount rate	6.00%	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%	4.75%

	Years ended October 31
Net Periodic Pension Cost	2005	2004	2003
Discount rate	6.00%	6.50%	6.75%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term rate of return
on plan assets	8.75%	9.00%	9.00%

The expected long-term rate of return on plan assets assumption considers the historical rate of return on plan assets as well as expected rate of return on the target asset allocations. The 10-year historical return on plan assets was 10.4%, the 5-year historical return on plan assets was 1.9% and the expected return on the target asset allocations is 8.51%. This consideration resulted in a selection of 8.50% for the fiscal year 2006 long-term rate of return.

The components of net periodic pension (income) cost are summarized as follows:

	Years Ended October 31
(thousands)	2005	2004	2003
Service cost - benefits earned
during the year	$9,403	$8,499	$8,095
Interest cost on benefit
obligation	24,413	23,986	23,229
Expected return on plan assets	(43,830)	(45,234)	(44,452)
Recognized net actuarial gain	-	-	(1,735)
Amortization of prior service cost	5,887	5,950	6,020
Net periodic benefit income	$(4,127)	$(6,799)	$(8,843)

Plan Assets
The pension plan weighted-average asset allocations are as follows:

	October 31
Asset Classes	2005	2004	2003
Large Cap US Equity	43%	58%	67%
Small/Mid Cap US Equity	23	22	21
International Equity	11	9	3
Private Equity	5	3	4
Other	11	8	5
Real Estate	7	-	-
	100%	100%	100%

The objective of the plans is to provide sufficient funds to pay pension obligations for current and future participants and beneficiaries, based on current and foreseeable employment, employer contributions, investment experience, liabilities of the plan, contribution rates in labor agreements, statutes, regulations and other pertinent factors. The target asset allocation shall be broadly diversified, with no disproportionate or extreme positions that might cause significant diminution of value given adverse developments. An asset allocation study was prepared to evaluate the asset allocation strategy of the plans. As a result of the study, it was decided to change the asset allocation strategy in order to reduce volatility but maintain a high level of return. This change in strategy, which was implemented in 2005, reduces exposure to domestic equities by shifting to more international equities and absolute return investments. In addition, assets will be invested in real estate and various other investments.

The target asset allocation is as follows:

Asset Classes	Target
Large Cap US Equity	36%
Small/Mid Cap US Equity	25
International Equity	12
Private Equity	5
Real Estate	8
Other	14
100%

We do not expect to make any contributions to the plan for fiscal year 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(thousands)	Payments
2006	$20,907
2007	21,974
2008	23,116
2009	24,908
2010	26,801
2011-2015	159,803
$277,509

Postretirement benefits other than pensions
We provide postretirement health care insurance benefits through an indemnity plan and a health maintenance organization (“HMO”) plan for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and, accordingly, have no plan assets. Effective February 1, 2004 the plans were amended to include a retiree contribution requirement applicable to employees retiring after February 1, 2004. The retiree contribution amount is adjusted annually.

The change in the postretirement health care benefit obligation is as follows:

	Years Ended October 31
(thousands)	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning
of year	$39,569	$32,780	$40,101
Service cost	1,377	1,266	1,133
Interest cost	2,308	2,297	2,003
Actuarial (gain) loss	(237)	5,010	(8,924)
Benefits paid	(2,021)	(1,784)	(1,533)
Benefit obligation at end of year	$40,996	$39,569	$32,780

The unfunded status of the plans and postretirement health care benefit liabilities recognized in the Consolidated Balance Sheet are summarized as follows:

	October 31
(thousands)	2005	2004	2003
Unfunded status	$(40,996)	$(39,569)	$(32,780)
Unrecognized net loss	5,421	5,771	806
Unrecognized transition
obligation	3,486	3,985	4,484
Postretirement health care benefit liabilities recognized in the Consolidated Balance Sheet	$(32,089)	$(29,813)	$(27,490)

The components of net periodic postretirement health care benefit cost are summarized as follows:

	Years ended October 31
(thousands)	2005	2004	2003
Service cost - benefits earned
during the year	$1,377	$1,266	$1,133
Interest cost on benefit
obligation	2,308	2,297	2,003
Amortization of transition
obligation	499	499	499
Amortization of net loss	113	45	-
Net periodic postretirement health care benefit cost	$4,297	$4,107	$3,635

Assumed health care cost trend rates are as follows:

	Years ended October 31
	2005	2004	2003
Health care cost trend rate
Indemnity plan	13.0%	15.0%	15.0%
HMO plan	5.5%	5.5%	5.5%
Ultimate trend rate
Indemnity plan	5.5%	5.5%	5.5%
HMO Plan	5.5%	5.5%	5.5%
Year ultimate trend rate reached
Indemnity plan	2009	2009	2009
HMO Plan	2000	2000	2000

The effect of a one-percent change in the health care cost trend rate as of October 31, 2005 is as follows:

(thousands)	1-Percent Increase	1-Percent Decrease
Effect on accumulated postretirement
health care benefit obligation	$3,491	$(3,096)
Effect on aggregate service and interest cost components of net periodic postretirement health care benefit cost	439	(380)

Major assumptions used in the calculation of net periodic postretirement health care benefit cost are as follows:

	Years ended October 31
	2005	2004	2003
Discount rate	6.00%	6.00%	6.50%

The following postretirement health care benefit amounts, which reflect expected future service, as appropriate, are expected to be paid in the period indicated:

Postretirement
Benefit
(thousands)	Payments
2006	$2,224
2007	2,516
2008	2,722
2009	2,921
2010	3,266
2011-2015	19,709
$33,358

Savings plans
Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended. Our contribution as a matching incentive was $2.5 million, $2.5 million and $2.3 million during 2005, 2004 and 2003, respectively.

Expected matching contributions:

Savings Plans
Matching
(thousands)	Contributions
2006	$2,632
2007	2,738
2008	2,847
2009	2,961
2010	3,079
2011-2015	17,346
$31,603

Note 11 - Commitments and contingencies:

The estimated costs to complete approved capital projects were approximately $18 million, $28 million, and $34 million at October 31, 2005, 2004 and 2003, respectively. These amounts include estimated capital commitments to reforest our harvested timberlands of $4.5 million, $4.8 million and $4.1 million for the corresponding periods. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 12 - Fair value of financial instruments:

Accounts receivable, revenue bonds and notes payable to banks approximate fair value as reported in the balance sheet because they are short-term in nature. The fair value of senior notes and senior subordinated notes is estimated using discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with similar remaining maturities. The fair value of our long-term debt was approximately $423 million, $485 million and $472 million at October 31, 2005, 2004 and 2003, respectively, as compared to the carrying value of $407 million, $472 million and $463 million for the same years.

Note 13 - Shareholder rights plan:

On January 26, 1999, our board of directors authorized a rights plan (the "Plan"). The Plan provided for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999 and the attachment of a right to any subsequently issued shares of our common stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. With certain exceptions, the rights will become exercisable only upon the earlier of (i) the first date of public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of our common stock (the "Stock Acquisition Date") or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of our common stock (the earlier of such dates being called the "Distribution Date").

In the event that our board of directors determines that (i) any person becomes an Acquiring Person (other than us, our affiliates or members of the Approved Group, as described in the Rights Agreement), or (ii) an Acquiring Person engages in various self-dealing transactions with us, each holder of a right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of our common stock (or, in certain circumstances, cash, property or other securities of Longview Fibre Company) having a value equal to two times the purchase price for each whole share of our common stock issuable pursuant to the exercise of the rights.

In the event that, at any time following the Stock Acquisition Date, (i) we are acquired in a merger or other business combination transaction in which we are not the surviving corporation, (ii) any person consolidates with, or merges with or into, us, and we are the continuing or surviving corporation of such consolidation or merger, or (iii) 50% or more of our assets or earning power is sold or transferred, each holder of a right (other than the Acquiring Person) shall thereafter have the right to receive, upon exercise, common stock of, in the situations discussed in (i) and (ii), the surviving corporation, and, in the situation discussed in (iii) above, the person or entity to which the majority of the assets are sold, having a value equal to two times the then current purchase price for each whole share of our common stock issuable pursuant to the exercise of the rights.

We will generally be entitled to redeem the rights at $0.01 per right at any time until the tenth business day following the Stock Acquisition Date or, if earlier, a change of control of Longview Fibre Company approved by our board of directors.

Note 14 - Quarterly financial data (unaudited)

	Fiscal Year Quarters
(thousands except per share)	1st	2nd	3rd	4th	Total Fiscal Year

2005
Net sales	$224,080	$224,409	$224,919	$224,684	$898,092
Gross profit	34,770	44,747	41,181	34,708	155,406
Net income (loss)	2,621	8,759	5,849	(6,875)	10,354
Net income (loss) per share	0.05	0.17	0.11	(0.13)	0.20

2004
Net sales	$169,927	$213,383	$220,486	$227,370	$831,166
Gross profit	14,074	39,449	42,029	46,144	141,696
Net income (loss)	(9,283)	5,947	7,905	9,332	13,901
Net income (loss) per share	(0.18)	0.12	0.15	0.18	0.27

2003
Net sales	$189,654	$181,590	$194,265	$207,828	$773,337
Gross profit	29,759	24,582	29,101	33,314	116,756
Net income (loss)	1,413	494	(177)	3,624	5,354
Net income (loss) per share	0.03	0.01	-	0.07	0.10

Note 15 - Subsequent events:

New Credit Agreement
In December 2005, we entered into a credit agreement providing for a senior secured credit facility that comprises (1) a $200.0 million revolving facility, including provisions for (i) loans that may be requested on an expedited basis, called swingline loans, in a maximum aggregate amount of up to $20 million and (ii) letters of credit in an aggregate undrawn face amount of up to $50 million; and (2) a $200.0 million term facility. The amount available for borrowings under the revolving facility at any particular time is reduced by the amount of outstanding letters of credit then outstanding under the revolving facility.

Borrowings under the credit agreement may be designated as either eurodollar rate loans or base rate loans. Eurodollar rate loans bear interest at a rate equal to the applicable eurodollar interest rate plus a spread, initially 1.25%. Base rate loans bear interest at a rate equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the applicable Federal Funds rate plus 0.50% and (ii) a margin, initially 0.25%. Under the revolving facility, we are required to pay a commitment fee and a letter of credit fee to the lenders. The commitment fee is payable quarterly in arrears and computed as a percentage, initially 0.30%, of unused commitments. The letter of credit fee is equal to the applicable margin for eurodollar rate loans and is computed on the face amount of any letter of credit issued and outstanding.

In December 2005, we drew the full $200.0 million available under the term facility to repay all $54.0 million of outstanding borrowings under our senior unsecured revolving credit facility, to prepay the entire $124.5 million principal amount of our then-outstanding senior notes and to pay prepayment premiums, accrued interest and fees in connection with the prepayment of the senior notes. The charge to December 2005 for prepayment premiums, unamortized debt issuance costs and fees was approximately $5.9 million.

The credit agreement contains customary covenants and default provisions. Both the revolving facility and the term facility mature on December 23, 2010. No amortization payments are required.

Conversion to Real Estate Investment Trust
On July 27, 2005, our board of directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust, or REIT, for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate income taxes on income and gains from investments in real estate, to the extent that it distributes such income and gains to its shareholders. Our principal REIT qualifying investment consists of our timberlands. As a REIT, we would continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations and on income from real estate investments that is not distributed to our shareholders. Our election to be taxed as a REIT effective January 1, 2006 remains subject to final approval by our board of directors and would be made in connection with the filing of our federal income tax return for 2006.

Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to Longview TRS those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital). Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 585,000 acres of timberlands. Longview Fibre Company and Longview TRS will jointly elect for Longview TRS to be treated as a taxable REIT subsidiary, or TRS, effective upon the effective date of our election to be taxed as a REIT. The TRS will be subject to corporate-level tax on its earnings.

In order to be eligible to elect REIT status, we will be required to provide shareholders with a special distribution of our earnings and profits, or E&P, attributable to taxable periods ending prior to the effective date of our election to be treated as a REIT, which is expected to be January 1, 2006. This special distribution is referred to as the E&P distribution. To qualify as a REIT in 2006, we would have to complete the E&P distribution on or before December 31, 2006. Shareholders generally will have the opportunity to elect to receive the E&P distribution in cash, shares of our common stock or a combination of cash and shares of our common stock. Shareholders owning less than a number of shares to be specified in documents we provide at the time of the election will receive only cash for their portion of the E&P distribution. The aggregate amount of cash to be received by all shareholders in the E&P distribution will be limited to approximately 20% of the E&P distribution.

We expect that Longview Fibre Company, as a REIT, will generate substantially all of its income from the sale of standing timber to Longview TRS at market prices pursuant to a timber-cutting contract. This income, and any other income we derive from owning and managing our timberlands, generally will not be subject to corporate-level tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules we must comply with to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Longview TRS and other non-qualifying types of income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Under the Internal Revenue Code of 1986, as amended (the "Code") no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are TRSs. This limitation may affect our ability to make investments in non-REIT qualifying operations, including our manufacturing operations, which are held by Longview TRS.

Change in Fiscal Year
Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of October 31, 2005 due to the existence of the material weaknesses as of October 31, 2005, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.
Insufficient personnel with appropriate accounting knowledge and training. We lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. In addition, we did not maintain documented policies to ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This control deficiency contributed to the control deficiencies described in items 2 through 4 below.

2.
Ineffective controls over supplies inventories. We did not maintain effective controls over the existence and valuation of our supplies inventories. Specifically, we failed to perform an effective physical inventory of our fuel supplies inventory and failed to perform reconciliations of certain supplies inventories to ensure that all transactions were completely and accurately recorded. In addition, we failed to properly identify and accurately value obsolete supplies inventories. This control deficiency resulted in misstatements to our supplies inventories and related cost of products sold in our consolidated financial statements for the third quarter of fiscal year 2005 which did not require restatement because we determined that the net impact of all identified misstatements was not material, as well as audit adjustments to our consolidated financial statements for the fourth quarter of fiscal year 2005. In addition, this control deficiency could result in a misstatement to our supplies inventories and related cost of products sold that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

3.
Ineffective controls over workers’ compensation claims liability. We did not maintain effective controls over the valuation of our workers’ compensation claims liability. Specifically, we failed to ensure that assumptions and data reported to us by our third-party claims administrator were appropriately considered in the calculation of our estimated future workers' compensation claims. This control deficiency resulted in misstatements to our workers' compensation claims liability and related cost of products sold in our consolidated financial statements for the third quarter of fiscal year 2005 which did not require restatement because we determined that the net impact of all identified misstatements was not material. In addition, this control deficiency could result in a misstatement to our workers' compensation claims liability and related cost of products sold that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

4.
Ineffective controls over postretirement medical benefits liability. We did not maintain effective controls over the valuation of our postretirement medical benefits liability. Specifically, we did not maintain effective controls to ensure that the calculation of our postretirement medical benefits liability was properly and timely reconciled to the data provided by our actuary. This control deficiency resulted in misstatements to our postretirement medical benefits liability and related cost of products sold and selling, administrative and general expenses in our consolidated financial statements for the third quarter of fiscal year 2005 which did not require restatement because we determined that the net impact of all identified misstatements was not material. In addition, this control deficiency could result in a misstatement to our postretirement medical benefits liability and related cost of products sold and selling, administrative and general expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report appearing in this Annual Report on Form 10-K.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2005 and in the financial close process for fiscal year 2005. Although some of the misstatements described above were individually material to our consolidated financial statements for the third quarter of fiscal year 2005, we determined that the net impact of all identified misstatements was not material to any item in those financial statements, or to any of those financial statements as a whole, on a qualitative or quantitative basis. Accordingly, we concluded that no restatement of the affected financial statements was necessary as a result of those misstatements.

Beginning during the fourth quarter of fiscal year 2005, we formulated a remediation plan and initiated remedial action to address those material weaknesses. As described below, some elements of the remediation plan were put in place prior to the end of the fourth quarter of fiscal year 2005. However, those remedial measures were not in place for a period of time sufficient for us to evaluate their design and operating effectiveness as of October 31, 2005, and certain elements of the remediation plan were not designed and in place as of October 31, 2005. The elements of the remediation plan are as follows:

1.
Insufficient personnel with appropriate accounting knowledge and training. We commenced a search for a new controller and financial reporting manager with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Pending the retention of a new controller, our Senior Vice President-Finance assumed additional responsibilities as our principal accounting officer. During October 2005, we retained outside consultants to assist, under the supervision of our Senior Vice President-Finance, with the closing of our books and with the reporting of our financial statements as of and for the fiscal year ended October 31, 2005 and the transition period ended December 31, 2005.

2.
Ineffective controls over supplies inventories. We implemented a new procedure requiring that fuel supplies inventories be determined based on two independent inventory readings that are compared and validated by supervisory personnel, with additional analytical review prepared by the supervisor to corroborate the validation. Other supplies inventories items, including broken/excess equipment, have been made subject to additional analytical review and reconciliation procedures overseen directly by supervisory personnel. We also plan to implement a sampling and testing process to monitor and verify on a quarterly basis that obsolete spare parts in inventory are properly valued.

3.
Ineffective controls over workers' compensation claims liability. Our remediation measures include a separate review and verification by supervisory personnel of (1) the reserve analysis process used to calculate the estimated additional workers’ compensation liabilities using loss development factors based on historical claims experience and (2) third-party estimates of workers’ compensation liabilities. A separate reconciliation is prepared by supervisory personnel. The reserve analysis and third-party estimates have also been made subject to review by our workers’ compensation department.

4.
Ineffective controls over postretirement medical benefits liability. The postretirement medical benefits liability is now subject to review and verification by supervisory personnel of the reconciliation performed, including verification to the underlying actuarial report.

Other than the hiring and training of a new controller and financial reporting manager and the integration of these new personnel into our accounting department, which we expect will be completed by the end of the second quarter of 2006, and other than the additional processes for monitoring obsolete inventory that we intend to put in place during 2006, we put into place all elements of our remediation plan by October 31, 2005. We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2005, we undertook a number of measures to remediate the material weaknesses discussed under “Management's Report on Internal Control Over Financial Reporting,” above. Those measures, described under “Remediation Plan for Material Weaknesses,” initiated during the fourth quarter of fiscal year 2005, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of fiscal year 2005, we also implemented measures to improve the effectiveness of controls over accruals relating to the receipt of and payment for goods and services, which measures have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Those measures were undertaken to remediate what had been a failure to design and maintain effective controls to ensure that liabilities for receipt of goods and services properly reflected payments made for goods and services. The related remedial measures initiated and implemented during the fourth quarter of fiscal year 2005 consist of a verification of the components of the accruals relating to the receipt of and payment for goods and services, with direct oversight and verification by supervisory personnel to ensure that such accruals properly reflect receipt of goods and services for which payment has not yet been made.

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to our directors and Section 16(a) beneficial reporting compliance is incorporated herein by reference to the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2005.

We have adopted a Code of Ethics for our Chief Executive Officer and our financial officers. We have made the code of Ethics available in the Investor Relations section of our website at www.longviewfibre.com. If we waive, or implicitly waive, any material provision of the code, or substantively amend the code, we will disclose that fact on our website within five business days.

Item 11. Executive Compensation.

Information with respect to Executive Compensation is incorporated herein by reference to the section titled “Executive Compensation” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the sections titled “Voting Securities and Principal Holders” and “Election of Directors” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2005.

Item 13. Certain Relationships and Related Transactions.

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the section titled “Executive Compensation” in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2005.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accountant fees and services and our audit committee’s pre-approval policies and procedures is incorporated herein by reference to the section titled “Board of Directors and Committees“ in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days of October 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K.

(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.

(2) No financial statement schedules are required to be filed.

(3) Exhibits:
See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW FIBRE COMPANY

By: L. J. McLAUGHLIN Date: January 17, 2006 L. J. McLAUGHLIN Senior Vice President-Finance, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

R. H. WOLLENBERG	1/17/06
R. H. WOLLENBERG,
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

L. J. McLAUGHLIN	1/17/06
L. J. McLAUGHLIN,
Senior Vice President - Finance, Secretary and Treasurer and Director
(principal financial and accounting officer)

D. L. BOWDEN	1/17/06
D. L. BOWDEN,
Director

M. A. DOW	1/17/06
M. A. DOW,
Director

M. C. HENDERSON	1/17/06
M. C. HENDERSON,
Director

J. R. KRETCHMER	1/17/06
J. R. KRETCHMER,
Director

R. A. KIRCHNER	1/17/06
R. A. KIRCHNER,
Director

R. E. WERTHEIMER	1/17/06
R. E. WERTHEIMER,
Director

D. A. WOLLENBERG	1/17/06
D. A. WOLLENBERG,
Director

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Longview Fibre Company
3.2	Bylaws of Longview Fibre Company
4.1
Long-term debts that do not exceed 10% of the total assets of Longview Fibre Company, details of which will be supplied to the Commission upon request:
Senior Notes due through 2010 (7.25%-8.83% at October 31, 2005) $124,500,000
Revenue Bonds payable through 2018 (floating rates, 2.70% through 2.85% at October 31, 2005) $14,500,000

4.2	Indenture dated as of January 25, 2002 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)
4.3	Supplemental Indenture dated as of December 30, 2005
4.4	Rights Agreement dated as of March 1, 1999
4.5	Registration Rights Agreement dated January 25, 2002 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)
10.1	Form of Termination Protection Agreement (incorporated by reference to Exhibit 10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (File No. 001-10061))(*)
10.2
Credit Agreement dated as of December 15, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

10.3
Credit Agreement dated as of December 23, 2005 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 23, 2005 and filed December 30, 2005 (File No. 001-10061))

10.4	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 001-10061))(*)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg,
President, Chief Executive Officer and Chairman of the Board.
31.2	Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin,
Sr. Vice President-Finance, Secretary and Treasurer.
32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer
and Chairman of the Board.
32.2	Section 1350 Certification by L. J. McLaughlin, Sr. Vice President-
Finance, Secretary and Treasurer.
99.1	Salary Savings Plan - Trust Agreement (incorporated by reference to Exhibit 99.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-10061))(*)
99.2	Hourly Savings Plan - Trust Agreement (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-10061))
99.3	Branch Hourly Savings Plan - Trust Agreement (incorporated by reference to Exhibit 99.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (File No. 001-10061))
99.4	Salary Savings Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)
99.5	Salary Savings Plan - Amendment No. 1 (incorporated by reference to Exhibit 99.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)
99.6	Salary Savings Plan - Amendment No. 2 (incorporated by reference to Exhibit 99.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)
99.7	Salary Savings Plan - Amendment No. 3 (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))(*)
99.8	Salary Savings Plan - Amendment No. 4 (*)
99.9	Salary Savings Plan - Amendment No. 5 (*)
99.10	Hourly Savings Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.11	Hourly Savings Plan - Amendment No. 1 (incorporated by reference to Exhibit 99.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.12	Hourly Savings Plan - Amendment No. 2 (incorporated by reference to Exhibit 99.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.13	Hourly Savings Plan - Amendment No. 3 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))
99.14	Hourly Savings Plan - Amendment No. 4
99.15	Hourly Savings Plan - Amendment No. 5
99.16	Branch Hourly Savings Plan (incorporated by reference to Exhibit 99.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.17	Branch Hourly Savings Plan - Amendment No. 1 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.18	Branch Hourly Savings Plan - Amendment No. 2 (incorporated by reference to Exhibit 99.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))
99.19	Branch Hourly Savings Plan - Amendment No. 3 (incorporated by reference to Exhibit 99.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))
99.20	Branch Hourly Savings Plan - Amendment No. 4
99.21	Branch Hourly Savings Plan - Amendment No. 5

______________ (*) Indicates management contract or compensatory plan or arrangement.