Form 10-Q
period 2005-12-31
LONGVIEW FIBRE CO
filed 2006-02-10
CIK 60302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended _____________

  X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2005 to December 31, 2005

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

Registrant’s former fiscal year end was October 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Accelerated filer X Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No X

The number of shares outstanding of the Registrant’s Common Stock, $1.50 ascribed value per share as of January 31, 2006 was 51,076,567 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Two Months Ended
	December 31
(thousands except per share)	2005	2004
Net sales
Timber	$27,425	$26,613
Paper and paperboard	42,089	45,346
Converted products	74,032	73,832
	143,546	145,791

Cost of products sold, including outward freight	125,187	120,993
Gross profit	18,359	24,798

Gain on disposition of capital assets	(1,348)	(354)

Selling, administrative and general expenses	17,644	14,228

Operating profit (loss)
Timber	14,310	12,633
Paper and paperboard	(5,903)	(1,075)
Converted products	(6,344)	(634)
	2,063	10,924

Interest income	102	30
Interest expense	(6,200)	(6,111)
Other income (expense)	(5,118)	280
Income (loss) before taxes	(9,153)	5,123

Provision (benefit) for taxes
Current	33	139
Deferred	(3,333)	1,757
	(3,300)	1,896

Net income (loss)	$(5,853)	$3,227

Per share data
Net income (loss)	$(0.11)	$0.06
Dividends	$-	-

Weighted average shares outstanding	51,077	51,077

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	Dec. 31	Oct. 31
(dollars in thousands except per share)	2005	2005
ASSETS
Current assets:
Cash	$1,608	$-
Accounts and notes receivable	111,514	106,844
Allowance for doubtful accounts	1,000	1,000
Taxes on income, refundable	3,898	3,931
Inventories, at lower cost or market	65,727	72,110
Other	9,295	9,869
Total current assets	191,042	191,754
Capital assets:
Buildings, machinery and equipment at cost	1,815,044	1,812,933
Accumulated depreciation	1,186,618	1,177,306
Costs to be depreciated in future years	628,426	635,627
Plant sites at cost	3,549	3,549
	631,975	639,176
Timber at cost less depletion	198,462	195,031
Roads at cost less amortization	8,967	9,053
Timberlands at cost	24,807	24,694
	232,236	228,778
Total capital assets	864,211	867,954
Pension and other assets	155,010	151,987
	$1,210,263	$1,211,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$5,115	$10,299
Accounts payable	67,064	63,527
Short-term borrowings	-	9,500
Payrolls payable	15,940	15,906
Other taxes payable	6,782	8,541
Total current liabilities	94,901	107,773
Long-term debt	428,918	407,386
Deferred tax liabilities - net	205,698	210,029
Other liabilities	36,677	36,585
Shareholders' equity:
Preferred stock; authorized 2,000,000 shares	-	-
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615
Additional paid-in capital	3,306	3,306
Retained earnings	364,148	370,001
Total shareholders' equity	444,069	449,922
	$1,210,263	$1,211,695

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Two Months Ended
	December 31
(thousands)	2005	2004
Cash provided by (used for) operations:
Net income (loss)	$(5,853)	$3,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,051	11,746
Depletion and amortization	1,078	1,809
Deferred taxes - net	(3,333)	1,757
Gain on disposition of capital assets	(1,348)	(354)
Loss on extinguishment of debt	5,535	-

Change in:
Accounts and notes receivable	(4,670)	4,090
Taxes on income, refundable	33	-
Inventories	6,383	5,900
Other	(424)	(1,125)
Pension and other noncurrent assets	(77)	(415)
Accounts, payrolls and other taxes payable	1,313	(4,377)
Other noncurrent liabilities	92	123
Cash provided by operations	10,780	22,381

Cash provided by (used for) investing:
Additions to: Plant and equipment	(5,153)	(6,006)
Timber and timberlands	(2,932)	(1,727)
Proceeds from sale of capital assets	47	691
Cash used for investing	(8,038)	(7,042)

Cash provided by (used for) financing:
Reduction in long-term debt	(124,500)	(30,000)
Additions to long-term debt	200,032	31
Short-term borrowings, net	(63,500)	23,000
Payable to bank resulting from checks in transit	(5,184)	(6,089)
Accounts payable for construction	499	(16)
Amounts paid for prepayment premiums and debt issuance costs	(8,481)	-
Cash used for financing	(1,134)	(13,074)

Change in cash position	1,608	2,265
Cash position, beginning of period	-	-
Cash position, end of period	$1,608	$2,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,957	$5,270
Income taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Nature of business and accounting policies:

The consolidated financial statements have been prepared without an audit, in accordance with generally accepted accounting principles, except that certain information and footnote disclosure made in the latest annual report have been condensed or omitted from the accompanying financial statements. Accordingly, these statements should be read in conjunction with our latest annual report. The consolidated financial statements reflect all adjustments that are, in the opinion of our management, necessary to be fairly stated.  Certain reclassifications have been made to conform comparative data to the current format.

We intend to qualify as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2006. Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31, as required by REIT regulations.Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to Longview Fibre Paper and Packaging, Inc., a newly formed wholly-owned subsidiary of Longview Fibre Company incorporated in the state of Washington and referred to in this report as Longview TRS, those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital).

We do not anticipate that the effectiveness of the REIT conversion will affect the composition of our reportable segments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Segment Results” for further discussion.

New accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”), in December 2004. SFAS 153 eliminates the exception from fair value measurement of nonmonetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. In November 2005, we adopted the provisions of SFAS 153, the impact of which resulted in recognition of a gain of $1.6 million during the two-month period ended December 31, 2005 in our consolidated statement of operations associated with certain timberland exchanges that we consummated during the period.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 introduces a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for the tax year beginning in 2005 and will be fully phased in as a 9% deduction for the tax year beginning in 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. The benefit is limited to 3% of taxable income, consequently, no deduction is available for the current fiscal period. As a special deduction under FSP 109-1 the impact on our financial position or results of operations for prospective fiscal periods is contingent upon future performance of specific activities in those periods.

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

Note 2 - Inventories:

Inventories consist of the following:

	December 31	October 31
(thousands)	2005	2005
Finished goods	$30,909	$31,843
Goods in process	32,479	34,519
Raw materials	6,525	5,227
Supplies (at average cost)	41,180	42,404
	111,093	113,993
LIFO Reserve	(45,366)	(41,883)
	$65,727	$72,110

During fiscal year 2005 and the two-month period ended December 31, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal year 2005 production.  The effect of inventory reduction on cost of products sold for the two-month period ended December 31, 2005 and 2004 was not material.

Note 3 - Accounts payable:

Accounts payable includes accruals for workers’ compensation liabilities totaling $7.5 million and $7.4 million at December 31, 2005 and October 31, 2005, respectively, and accrued interest on total indebtedness totaling $10.1 million and $8.9 million at December 31, 2005 and October 31, 2005, respectively.

Note 4 - Debt:

At December 31, 2005, we had bank lines of credit with a maximum amount available of $400 million. In December 2005, we entered into a new credit agreement providing for a senior secured credit facility that comprises (1) a $200.0 million revolving facility, including provisions for (i) loans that may be requested on an expedited basis, called swingline loans, in a maximum aggregate amount of up to $20 million and (ii) letters of credit in an aggregate undrawn face amount of up to $50 million; and (2) a $200.0 million term facility. The amount available for borrowings under the revolving facility at any particular time is reduced by the amount of outstanding letters of credit then outstanding under the revolving facility.

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

The credit agreement contains customary covenants and default provisions.  At December 31, 2005, we were in compliance with the covenants of the credit agreement.

Long-term debt consists of the following:

	December 31	October 31
(thousands)	2005	2005
Senior subordinated notes due 2009 (10.00%)	$215,000	$215,000
Senior notes due through 2010 - Note (a)	-	124,500
Revenue bonds payable through 2018 (floating rates, currently 3.53%-3.73%)	14,500	14,500
Notes payable - credit agreement - Note (b)	200,000	54,000
	429,500	408,000
Less unamortized debt discounts	582	614
Net long-term debt	$428,918	$407,386

Scheduled maturities (thousands)
2009	$ 215,000
2010	200,000
2011-2018	14,500
$ 429,500

Note (a) In December 2005, we prepaid $124.5 million of senior notes with the proceeds from our new credit facility, at redemption prices dependent upon US Treasury yields. There was a charge for prepayment premiums and fees of approximately $4.5 million and unamortized debt issuance costs of approximately $1.0 million, which has been classified in the consolidated statement of operations as “Other expense” for the two-month period ended December 31, 2005.

Note (b) We paid up-front fees and other costs of issuance of $4.1 million, which will be amortized over the 5 year life of the facilities, included in Pension and other assets.

Note 5 - Retirement and post retirement benefit plans:

Retirement plans

We have two defined benefit pension plans that cover a majority of our employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The components of net periodic pension income are summarized as follows:

	Two Months
	Ended December 31
(thousands)	2005	2004
Service cost - benefits earned during the year	$1,583	$1,647
Interest cost on benefit obligation	4,271	4,065
Expected return on plan assets	(6,933)	(7,305)
Amortization of prior service cost	933	979
Amortization of actuarial loss	43	-
Net periodic (income)	$(103)	$(614)

We did not make any contributions to our pension plans during the two-month period ended December 31, 2005.

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended. Our contribution as a matching incentive was $393,000 and $437,000 during the two-month periods ended December 31, 2005 and 2004, respectively.

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and, accordingly, have no plan assets. We paid $395,000 and $289,000 for these benefits during the two-month periods ended December 31, 2005 and 2004, respectively.

The components of net periodic postretirement cost are summarized as follows:

	Two Months
	Ended December 31
(thousands)	2005	2004
Service cost - benefits earned during the year	$243	$241
Interest cost on benefit obligation	399	385
Amortization of transition obligation	83	83
Amortization of net loss	14	18
Net periodic benefit cost	$739	$727

Note 6 - Commitments and contingencies:

Guarantees of Indebtedness

Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to Longview Fibre Paper and Packaging, Inc., a newly-formed wholly-owned subsidiary of Longview Fibre Company incorporated in the state of Washington and referred to in this report as Longview TRS, those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital). In connection with this transfer of assets to Longview TRS, Longview TRS was required under the terms of the indenture governing our senior subordinated notes to become a guarantor of the senior subordinated notes. Effective December 30, 2005, Longview TRS provided a full and unconditional guaranty of our senior subordinated notes.

The condensed consolidating statement of operations assumes the following:
•
Balance sheet amounts for Longview and Longview TRS were specifically identified at December 31, 2005 with all Timber, Road and Timberland assigned to Longview and all Buildings, Machinery & Equipment assigned to Longview TRS.

•	All employees and working capital were assigned to Longview TRS.
•	Debt transferred to Longview TRS was held constant over the periods presented with changes in the financing needs provided by Longview.
•	Deferred taxes were allocated on the assets transferred.
•	Investment in Longview TRS is accounted for using the equity method.
•	Other shareholder’s equity for prior periods is calculated from the December 31, 2005 balance and adjusted back for the income (loss) of previous periods.
•	Revenue for Longview is calculated based on sales to third parties less actual harvesting costs plus a fixed percent profit for Longview TRS.
•	Both entities are assumed to be taxable since the conversion to a REIT has not yet taken place.
•	Expenses for Longview were based on timber management and ownership costs with the remaining timber harvesting and paper and converting manufacturing costs allocated to Longview TRS.
•
All necessary elimination entries are made to arrive at consolidated results including elimination of intercompany sales of cutting rights, intercompany receivables and payables and equity ownership of Longview TRS by Longview.

•	Balance sheet amounts for Longview include amounts of a minor non-guarantor subsidiary, Longtimber of Oregon.

The unaudited condensed financial statements for Longview, Longview TRS, the associated elimination entries and the consolidated financial statements are as follows:

Condensed Consolidating Statement of Operations
	Two months ended				Two months ended
	December 31, 2005				December 31, 2004
	Longview	Longview	Consolidating	Consolidated	Longview	Longview	Consolidating	Consolidated
(thousands)		TRS	Adjustments	Results		TRS	Adjustments	Results

Net sales	$16,228	$143,546	$(16,228)	$143,546	$17,300	$145,791	$(17,300)	$145,791
Cost of products sold, including outward freight	4,125	137,290	(16,228)	125,187	3,439	134,854	(17,300)	120,993
Gross profit	12,103	6,256	-	18,359	13,861	10,937	-	24,798
Selling, administrative and general expenses	2,401	15,243	-	17,644	1,059	13,169	-	14,228
(Gain) loss on disposition of capital assets	(1,636)	288		(1,348)	(284)	(70)		(354)
Operating Profit (loss)	11,338	(9,275)	-	2,063	13,086	(2,162)	-	10,924
Interest Expense, net	(1,696)	(4,402)	-	(6,098)	(2,170)	(3,911)	-	(6,081)
Other income (expense)	(4,603)	(515)	-	(5,118)	97	183	-	280
Equity earnings of subsidiary	(9,075)	-	9,075	-	(3,711)	-	3,711	-
Income (loss) before taxes	(4,036)	(14,192)	9,075	(9,153)	7,302	(5,890)	3,711	5,123
Provision (benefit) for taxes	1,817	(5,117)	-	(3,300)	4,075	(2,179)	-	1,896

Net income (loss)	$(5,853)	$(9,075)	$9,075	$(5,853)	$3,227	$(3,711)	$3,711	$3,227

Condensed Consolidating Balance Sheet

	December 31, 2005				October 31, 2005
	Longview	Longview	Consolidating	Consolidated	Longview	Longview	Consolidating	Consolidated
(thousands)		TRS	Adjustments	Results		TRS	Adjustments	Results

Cash	$-	$1,608	$-	$1,608	$-	$-	$-	$-
Accounts and notes receivable - net	431	110,083	-	110,514	432	105,412	-	105,844
Intercompany receivable	-	-	-	-	-	8,637	(8,637)	-
Inventories	1,780	63,947	-	65,727	1,546	70,564	-	72,110
Taxes on income, refundable and other current assets	-	13,193	-	13,193	339	13,461	-	13,800
Total current assets	2,211	188,831	-	191,042	2,317	198,074	(8,637)	191,754

Capital assets:
Plant sites at cost	-	3,549	-	3,549	-	3,549	-	3,549
Building, machinery and equipment	-	1,815,044	-	1,815,044	-	1,812,933	-	1,812,933
Accumulated depreciation	-	1,186,618	-	1,186,618	-	1,177,306	-	1,177,306
		631,975	-	631,975	-	639,176	-	639,176
Timber, Roads and Timberland, less depletion	232,236	-	-	232,236	228,778	-	-	228,778
Total capital assets	232,236	631,975	-	864,211	228,778	639,176	-	867,954
Investment in subsidiary	354,205	-	(354,205)	-	363,280	-	(363,280)	-
Pension and other assets	1,290	153,720	-	155,010	598	151,389	-	151,987
Total assets	$589,942	$974,526	$(354,205)	$1,210,263	$594,973	$988,639	$(371,917)	$1,211,695

Payable to bank resulting from checks in transit	$-	$5,115	$-	$5,115	$-	$10,299	$-	$10,299
Accounts payable	773	66,291	-	67,064	2,612	60,915	-	63,527
Intercompany payable	-	-	-	-	8,637		(8,637)	-
Short-term borrowings	-	-	-	-	-	9,500	-	9,500
Other current liabilities	362	22,360	-	22,722	1,591	22,856	$-	24,447
Total current liabilities	1,135	93,766	-	94,901	12,840	103,570	(8,637)	107,773
Long-term debt	134,500	294,418	-	428,918	122,500	284,886	-	407,386
Deferred tax liabilities - net	10,238	195,460	-	205,698	9,711	200,318	-	210,029
Other liabilities	-	36,677	-	36,677	-	36,585	-	36,585
Total liabilities	145,873	620,321	-	766,194	145,051	625,359	(8,637)	761,773
Shareholders’ equity:
Preferred stock	-	-	-	-	-	-	-	-
Common stock	76,615	-	-	76,615	76,615	-	-	76,615
Other shareholders equity	367,454	354,205	(354,205)	367,454	373,307	363,280	(363,280)	373,307
Total shareholders’ equity	444,069	354,205	(354,205)	444,069	449,922	363,280	(363,280)	449,922
Total liabilities and shareholders’ equity	$589,942	$974,526	$(354,205)	$1,210,263	$594,973	$988,639	$(371,917)	$1,211,695

Condensed Consolidating Statement of Cash Flows

	Two months ended				Two months ended
	December 31				December 31
	Longview	Longview	Consolidating	Consolidated	Longview	Longview	Consolidating	Consolidated
(thousands)		TRS	Adjustments	Results		TRS	Adjustments	Results

Cash provided by operations	$(3,952)	$14,732	$-	$10,780	$8,462	$13,919	$-	$22,381

Cash provided by (used for) investing:
Additions to:
Plant and equipment	-	(5,153)	-	(5,153)	-	(6,006)	-	(6,006)
Timber and timberlands	(2,932)	-	-	(2,932)	(1,727)	-	-	(1,727)
Proceeds from sale of capital assets	10	37	-	47	265	426	-	691
Cash used by investing	(2,922)	(5,116)	-	(8,038)	(1,462)	(5,580)	-	(7,042)

Cash provided (used for) financing:
Reductions in long-term debt	(92,000)	(32,500)	-	(124,500)	(30,000)	-	-	(30,000)
Additions of long-term debt	120,000	80,032	-	200,032	-	31	-	31
Short-term borrowings, net	(16,000)	(47,500)	-	(63,500)	23,000	-	-	23,000
Other, net	(5,126)	(8,040)	-	(13,166)	-	(6,105)	-	(6,105)
Cash provided by (used for) financing	6,874	(8,008)	-	(1,134)	(7,000)	(6,074)	-	(13,074)

Change in cash position	-	1,608	-	1,608	-	2,265	-	2,265
Cash position, beginning of the year	-	-	-	-	-	-	-	-
Cash position, end of the year	$-	$1,608	$-	$1,608	$-	$2,265	$-	$2,265

While Longview TRS does not have contractual restrictions on making dividends or distributing cash to us, the REIT rules provide that no more than 25% of our gross income may consist of dividends from Longview TRS and other non-qualifying types of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF OPERATIONS

TWO-MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED WITH

TWO-MONTH PERIOD ENDED DECEMBER 31, 2004

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

Effective December 31, 2005, in order to comply with REIT qualification requirements, we transferred to Longview Fibre Paper and Packaging, Inc., or Longview TRS, those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations (including cash and working capital). Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 587,000 acres of timberlands. Longview Fibre Company and Longview TRS will jointly elect for Longview TRS to be treated as a taxable REIT subsidiary, or TRS, effective upon the effective date of our election to be taxed as a REIT. Longview TRS will be subject to corporate-level tax on its earnings.

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

We expect that, as a REIT, Longview Fibre Company will generate substantially all of its income from the sale of standing timber to Longview TRS at market prices pursuant to a timber-cutting contract. This income, and any other income we derive from owning and managing our timberlands, generally will not be subject to corporate-level tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of our gross income may consist of dividends from Longview TRS and other non-qualifying types of income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Under the Internal Revenue Code of 1986, as amended (the "Code"), no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are TRSs, such as Longview TRS. This limitation may affect our ability to make investments in non-REIT qualifying operations, including our manufacturing operations, which are held by Longview TRS.

Change in Fiscal Year
Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31. Accordingly, beginning in 2006, we will report financial results for fiscal periods ending March 31, June 30, September 30 and December 31 of each year.

Two-Month Period Ended December 31, 2005 Compared With Two-Month Period Ended December 31, 2004

Consolidated Results

Net sales - Net sales for the two-month period ended December 31, 2005 were $143.5 million, compared with $145.8 million for the two-month period ended December 31, 2004, a decrease of 1.5%. This decrease reflected a decrease in net sales of $3.3 million, or 7.2%, in our paper and paperboard segment partially offset by increases in net sales of $0.8 million, or 3.1%, in our timber segment and $0.2 million, or 0.3%, in our converted products segment. See “—Selected Segment Results” below.

Cost of products sold - Cost of products sold for the two-month period ended December 31, 2005 was $125.2 million, or 87.2% of net sales, compared with $121.0 million, or 83.0% of net sales for the two-month period ended December 31, 2004. This increase of $4.2 million was due primarily to a 7.2% increase in logging and hauling costs, a 6.7% and 1.5% increase in labor costs per ton of production in our paper and paperboard and converted products segments, respectively, and higher fuel prices. Cost of products sold was favorably impacted by a 2.1% decrease in fiber costs. Our cost of products sold also includes depreciation, depletion and amortization costs, consisting primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and to a lesser degree, amortization of logging roads. This expense was $13.1 million and $13.6 million for the two-month period ended December 31, 2005 and for the two-month period ended December 31, 2004, respectively, of which $11.8 million and $12.6 million were included in cost of products sold for the respective periods, with the balance charged to selling, administrative and general expenses.

Gain on disposition of capital assets - Gains on disposition of capital assets for the two-month period ended December 31, 2005 were $1.3 million, or 0.9% of net sales, compared with $0.4 million, or 0.2% of net sales, for the two-month period ended December 31, 2004. The increase was primarily due to nonmonetary exchanges of certain timberland properties that we consummated during the period and recognized consistent with Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” which we adopted in November 2005.

Selling, administrative and general expenses - Selling, administrative and general expenses for the two-month period ended December 31, 2005 were $17.6 million, or 12.3% of net sales, compared with $14.2 million, or 9.8% of net sales for the two-month period ended December 31, 2004. Selling, administrative and general expenses increased by $3.4 million or 24.0% and increased as a percentage of net sales primarily due to costs associated with the implementation of our enterprise resource planning system and legal and consulting costs associated with the REIT conversion and Sarbanes-Oxley compliance.

Operating profit - Operating profit for the two-month period ended December 31, 2005 was $2.1 million, or 1.4% of net sales, compared with $10.9 million, or 7.5% of net sales for the two-month period ended December 31, 2004. See “—Selected Segment Results” below.

Income (loss) before taxes - Loss before income tax was $9.2 million for the two-month period ended December 31, 2005 as compared with income before tax of $5.1 million for the two-month period ended December 31, 2004. Included in the loss before income tax was Other expense of $5.5 million of prepayment premiums, unamortized debt issuance costs, and fees associated with the prepayment of $124.5 million principal amount of our then-outstanding senior notes and $54.0 million under our former credit agreement. Interest expense increased 1.5% due to increased interest rates substantially offset by a lower level of borrowing.

Provision (benefit) for taxes on income - The benefit for income taxes was $3.3 million reflecting a tax rate of 36.1% for the two-month period ended December 31, 2005. The provision for taxes was $1.9 million reflecting a tax rate of 37.0% for the two-month period ended December 31, 2004.  The change in the effective tax rate from December 2004 is the result of the impact of non-deductible permanent differences, as well as minimum tax payments due in certain states.

Net income (loss) - For the reasons noted above, we incurred a net loss of $5.9 million for the two-month period ended December 31, 2005, as compared with net income of $3.2 million for the two-month period ended December 31, 2004.

Selected Segment Results

Timber
	Two months ended
	December 31		Percentage
	2005	2004	Increase/(Decrease )
Timber net sales, $ millions	$27.4	$26.6	3.1%
Timber operating profit, $ millions	14.3	12.6	13.3
Logs, thousands of board feet	37,874	40,561	(6.6)
Lumber, thousands of board feet	9,675	10,095	(4.2)
Logs, $/thousand board feet	$628	$574	9.4
Lumber, $/thousand board feet	377	332	13.6

Timber net sales for the two-month period ended December 31, 2005 were $27.4 million compared with $26.6 million for the year ago comparable period. This increase was due to log and lumber weighted-average price increases of 9.4% and 13.6%, respectively, partially offset by a decrease in log and lumber volume of 6.6% and 4.2%, respectively. Although demand for logs was strong, volume declined due to reduced harvest levels resulting from downtime during the holidays and wet winter weather. Domestic lumber sales increased 8.9% as a 13.6% increase in average prices more than offset a 4.2% decline in volume. We expect to meet our annual target sales plan of 250 to 260 million board feet for calendar year 2006.

Domestic log sales for the two-month period ended December 31, 2005 decreased 9.9% compared to the year ago comparable period due to a 16.5% decrease in volume sold partially offset by a 7.9% increase in price. Volume decreased due to reduced harvest levels and proportionately more volume sold in the export market. Export sales for the two-month period ended December 31, 2005 were $5.9 million, or 21.6% of timber net sales, compared with $3.4 million, or 12.8% of timber net sales, for the two-month period ended December 31, 2004. The volume increase was due to the timing of delivery to export ships.

Operating profit for the two-month period ended December 31, 2005 was $14.3 million compared with $12.6 million for the year ago comparable period. The primary reason for the 13.3% improvement was the gain associated with the sale of timberlands in the amount of $1.6 million. Operating profit was favorably impacted by log and lumber price increases and a 19.6% decrease in depletion costs due to harvest location, partially offset by a 7.2% increase in logging and hauling costs driven by high fuel costs.

Paper and Paperboard
	Two months ended
	December 31		Percentage
	2005	2004	Increase/(Decrease )
Paper and paperboard net sales, $ millions	$42.1	$45.3	(7.2)
Paper and paperboard operating loss, $ millions	(5.9)	(1.1)	-
Paper, tons	49,096	60,239	(18.5)
Paperboard, tons	32,042	24,873	28.8
Paper, $/ton FOB mill equivalent	$584	$551	6.0
Paperboard, $/ton FOB mill equivalent	333	356	(6.5)

Paper and paperboard net sales for the two-month period ended December 31, 2005 were $42.1 million compared with $45.3 million for the two-month period ended December 31, 2004. Paper net sales for the two-month period ended December 31, 2005 decreased $5.3 million, or 14.6%, compared to the year ago comparable period due to an 18.5% decline in volume partially offset by a 6.0% increase in price. The volume decrease resulted from reducing sales of lower-margin paper products, which also favorably impacted average paper prices. Paperboard net sales for the two-month period ended December 31, 2005 increased $2.0 million, or 22.7%, compared with the year ago comparable period due to a 28.8% increase in volume partially offset by a 6.5% decrease in price. The paperboard volume increase was driven by increased sales of pulp in the export market. The price decrease was attributable to linerboard price declines in the latter part of 2005 and product mix changes.

Domestic paper volume decreased 27.0% while prices increased 8.8%. The reduction of lower-margin paper product sales was a key driver for the volume decline. Improved product mix and price increases for extensible grades during the latter part of 2005 contributed to the higher paper prices. Domestic paperboard volume improved 14.2%, while average prices declined 10.9%. Volume improved due to low customer inventories and modest demand growth associated with the growing U.S. economy.

Export sales for the two-month period ended December 31, 2005 was $14.0 million, or 33.2% of paper and paperboard net sales compared with $11.0 million, or 24.3% of paper and paperboard net sales, for the two-month period ended December 31, 2004. Export paper and paperboard volume increased 24.2% and 36.2%, respectively, due to increased sales of extensible papers and pulp. Average price decreased 0.8% and 2.7% for export paper and paperboard, respectively, due primarily to changes in product mix.

Paper and paperboard operating loss was $5.9 million for the two-month period ended December 31, 2005 compared with an operating loss of $1.1 million for the two-month period ended December 31, 2004. The biggest factors affecting the transition period were increased sales of pulp, decreased sales of Kraft paper and increased costs of production. Costs increased due to lower labor productivity as indicated by a 6.7% increase in labor costs per ton of paper and paperboard produced and increased fuel prices resulting in an increase in purchased energy costs of 4.4%. Fiber costs decreased 2.1%. Based on our revised capacity of 10 machines and 3,100 tons per day, our Longview mill operated at 83% of capacity for the two-month period ended December 31, 2005 compared with 82% for the year ago comparable period.

Operating results for the two-month period ended December 31, 2005 were negatively affected by selling, administrative and general expenses of $6.2 million compared with $5.1 million for the two-month period ended December 31, 2004. The increase was due primarily to increased costs associated with the REIT conversion, Sarbanes-Oxley and business process improvement initiatives.

Converted Products

	Two months ended
	December 31		Percentage
	2005	2004	Increase/(Decrease )
Converted products sales, $ millions	$74.0	$73.8	0.3%
Converted products operating loss, $ millions	(6.3)	(0.6)	-
Converted products, tons	91,336	89,470	2.1
Converted products, $/ton	$811	$825	(1.7)

Converted products net sales for the two-month period ended December 31, 2005 were $74.0 million compared with $73.8 million for the two-month period ended December 31, 2004. This 0.3% increase was due primarily to a 2.1% increase in volume substantially offset by a 1.7% decrease in average price. Demand increased due to favorable agricultural conditions in the Pacific Northwest and an improving economy.

The operating loss was $6.3 million for the two-month period ended December 31, 2005 as compared with an operating loss of $0.6 million for the two-month period ended December 31, 2004. This increased loss was primarily attributable to the decrease in average sales prices, an increase of 10.5% in the cost of paperboard from our mill and a labor cost increase of 1.5%. Operating loss was also negatively affected by selling, administrative and general expenses of $9.8 million as compared to $7.7 million for the year ago comparable period. The increase was due primarily to increased costs associated with the REIT conversion, Sarbanes-Oxley and business process improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our total borrowed debt was $428.9 million all of which was classified as long-term debt.

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

Borrowings under the credit agreement may be designated as either eurodollar rate loans or base rate loans. Eurodollar rate loans bear interest at a rate equal to the applicable eurodollar interest rate plus a spread, initially 1.25%. Base rate loans bear interest at a rate equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the applicable Federal Funds rate plus 0.50% and (ii) a margin, initially 0.25%. Under the revolving facility, we are required to pay a commitment fee and a letter of credit fee to the lenders. The commitment fee is payable quarterly in arrears and computed as a percentage, initially 0.30%, of unused commitments. The letter of credit fee is equal to the applicable margin for eurodollar rate loans and is computed on the face amount of any letter of credit issued and outstanding. We paid up-front fees of $4.1 million, which will be amortized over the life of the facilities.

In December 2005, we drew the full $200.0 million available under the term facility to repay all $54.0 million of outstanding borrowings under our senior unsecured revolving credit facility, to prepay the entire $124.5 million principal amount of our then-outstanding senior notes and to pay prepayment premiums, accrued interest and fees in connection with the prepayment of the senior notes. The charge to December 2005 for prepayment premiums, unamortized debt issuance costs and fees was approximately $5.5 million.

Both the revolving facility and the term facility mature on December 23, 2010. No amortization payments are required.

The credit agreement contains customary covenants and default provisions. The covenants include minimum net worth, long-term borrowing ratio, and interest coverage ratio, and restrict our payment of dividends. We were in compliance with such covenants at December 31, 2005.

Net cash provided by operations was $10.8 million for the two-month period ended December 31, 2005 and $22.4 million for the two-month period ended December 31, 2004. The primary reason for this decrease was the change in earnings from operations for the two-month period ended December 31, 2005 as compared to the corresponding period in 2004, and a net decrease in cash provided from accounts receivable of $8.8 million due primarily to increased timber export sales in December 2005 as compared to the prior period, as well as the collection of a couple of significant paper accounts during December 2004 that had been on extended terms from the prior fiscal year.

Net cash used for investing was $8.0 million for the two-month period ended December 31, 2005 and $7.0 million for the two-month period ended December 31, 2004. Our capital expenditures, including timberland acquisitions, were $8.1 million for the two-month period ended December 31, 2005, compared with $7.7 million for the two-month period ended December 31, 2004. Capital expenditures are expected to be approximately $40 to $50 million for calendar year 2006 including expenditures for timberland purchases, plant and equipment, and environmental compliance. A deferred tax change from $1.9 million tax liability at December 31, 2004 to $3.3 million tax asset at December 31, 2005 resulted in a $5.2 million change year over year for the two-month periods. All of the benefit for the December 2005 period was deferred because loss carrybacks from short years are not permitted, and such losses must be carried forward. Another factor effecting operating cash flow, an increase in accounts payable, resulted from additional consulting and legal fees associated with our REIT conversion, ERP implementation, and Sarbanes-Oxley compliance.

Net cash used by financing for the two-month period ended December 31, 2005 was $1.1 million, compared to $13.1 million for the two-month period ended December 31, 2004. Borrowed debt increased by $12.0 million for the two-month period ended December 31, 2005 due to prepayment premiums and other one-time fees associated with the refinancing, anticipated working capital requirements of the company and Longview TRS, and seasonally lower operating earnings.

Beginning with the first calendar quarter of 2006, we expect to pay a quarterly cash dividend on our common stock amounting to approximately $0.25 per share, or $1.00 per share on an annualized basis. These per share amounts do not reflect the impact of the shares of our common stock to be issued in the E&P distribution, which will increase the number of shares outstanding. Actual dividend payments on our common stock following the effectiveness of the REIT conversion are subject to final board approval and will be based on our results of operations, cash flow and prospects at the time, as well as any contractual limitations in our debt instruments. As a result, the level of dividends we pay could be less than expected. Cash dividends were not paid during the two-month period ended December 31, 2005.

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

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. The forward-looking statements in this Form 10-Q include statements concerning expected log sales volume; expected capital expenditures; expected interest savings; and availability of cash flow and financing to fund the cash portion of the E&P distribution, the retirement of debt, working capital requirements, timberland acquisitions and other capital expenditures and dividend payments. Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events could differ materially from those anticipated by the company due to a variety of factors, including, among others: our ability to achieve our strategies and the results of these strategies; actual log harvest levels and customer and product focus; our dependence on timber resources; changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products; our ability to achieve anticipated improvements in operating results and earnings and expected cost reductions; our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements; our working capital needs, including inventory levels and raw material requirements; unanticipated changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper, paperboard and converted products pricing and demand; our ability to achieve anticipated reductions in the amount of natural gas purchased from third parties; our ability to improve reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases; our ability to achieve anticipated savings and improvements from various business improvement projects and programs within the expected time frames or at all; unexpected capital expenditures and the timing of completion and results of capital expenditure projects; our ability to reduce debt and prioritize the use of excess cash to reduce debt; expected sales of power; possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan); cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial condition and results of operations and our competitive position; developments in the world, national, or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts; implementation or revision of government policies affecting the environment, import and export control and taxes; changes in harvest conditions or regulations effecting our timber operations; adverse weather conditions; availability of excess cash to pay dividends and existence of contractual limitations on our ability to pay dividends; the need to obtain board approval of dividends and other distributions to our shareholders, which approval could be granted or withheld based on, among other things, our results of operations, cash flow and prospects at the time; unforeseen maintenance on capital assets; unforeseen developments in our business; any additional material weaknesses in our internal control over financial reporting that may arise or be identified; our ability to remediate material weaknesses in our internal control over financial reporting; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; disasters and other unforeseen events; potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT; the occurrence of events that require a change in the timing of the REIT election; our actual pre-REIT earnings and profits could vary from estimates resulting in a lower or higher shareholder distribution; our ability to satisfy complex technical rules in order to qualify for or maintain REIT status and to operate effectively within the limitations imposed by those rules; and the expected heightened sensitivity of our stock price to the level of dividends on our common stock. Except as required by law, the company does not undertake any obligation to update forward-looking statements should circumstances or the company's estimates or projections change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our credit facility. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted-average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.3 million based on our outstanding debt as of December 31, 2005. The fair market value of long-term fixed interest rate debt is subject to interest rate risk as well. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report because of material weaknesses in our internal control over financial reporting relating to an insufficient complement of personnel with appropriate accounting knowledge and training, ineffective controls over the existence and valuation of supplies inventories and ineffective controls over the valuation of workers' compensation claims liability. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Material Weaknesses in Internal Control Over Financial Reporting

Our material weaknesses relating to an insufficient complement of personnel with appropriate accounting knowledge and training, ineffective controls over the existence and valuation of supplies inventories and ineffective controls over the valuation of workers' compensation claims liability were described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the "2005 10-K") under Item 9A, "Controls and Procedures—Management's Report on Internal Control Over Financial Reporting" ("Management's Report").

As indicated in Management's Report, management concluded that, as of October 31, 2005, we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. In addition, management also concluded that we did not maintain documented policies to ensure the consistent application of procedures in our financial reporting process by existing personnel. This material weakness resulted in an additional audit adjustment to the December 31, 2005 two-month consolidated financial statements.

The status of our plans to remediate the material weaknesses described above is discussed under “—Remediation of Material Weaknesses,” below.

Remediation of Material Weaknesses

In Management's Report, we disclosed material weaknesses as of October 31, 2005 relating to an insufficient complement of personnel with appropriate accounting knowledge and training, ineffective controls over the existence and valuation of supplies inventories, ineffective controls over the valuation of workers' compensation claims liability and ineffective controls over the valuation of postretirement medical benefits liability. Our remediation plan to address these material weaknesses was described in the 2005 10-K under Item 9A, "Controls and Procedures—Remediation Plan for Material Weaknesses."

The status of our remediation plan with respect to each of the material weaknesses identified in Management's Report is as follows:

1. Insufficient personnel with appropriate accounting knowledge and training. We expect that the hiring and training of a new controller and financial reporting manager and the integration of these new personnel into our accounting department will be completed by the end of the second quarter of 2006. In accordance with our remediation plan, outside consultants, under the supervision of our Senior Vice President-Finance, assisted with the closing of our books and with the reporting of our financial statements as of and for the transition period ended December 31, 2005. We also intend to enhance our processes for ensuring that validation of our conclusions regarding recent accounting pronouncements and their application to our business transactions is carried out by personnel having the relevant accounting expertise and knowledge of our business.

2. Ineffective controls over supplies inventories. The new procedure for determining fuel supplies inventories that was initiated in October 2005 and the process for monitoring obsolete inventory that was initiated in January 2006 have not been in place for a period of time sufficient for us to evaluate their design and operating effectiveness. However, based on our testing and assessment, we believe that the additional analytical review and reconciliation procedures overseen directly by supervisory personnel that were put in place by October 31, 2005 with respect to other supplies inventories items were effectively implemented as of December 31, 2005.

3. Ineffective controls over workers' compensation claims liability. All elements of our remediation plan with respect to ineffective controls over workers' compensation claims liability were put into place during the fourth quarter of fiscal year 2005, but have not been in place for a period of time sufficient for us to evaluate their design and operating effectiveness.

4. Ineffective controls over postretirement medical benefits liability. Based on our testing and assessment, we believe the remedial measures with respect to ineffective controls over postretirement medical benefits liability, which were put in place during the fourth quarter of fiscal year 2005 and consist of review and verification by supervisory personnel of the reconciliation of our postretirement medical benefits liability calculation to the data provided by our actuary, including verification to the underlying actuarial report, have been effectively implemented and that the material weakness relating to ineffective controls over postretirement medical benefits liability was remediated as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

The remedial measures with respect to controls over supplies inventories and postretirement medical benefits liability described above as having been effectively implemented as of December 31, 2005 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting during the period from November 1, 2005 to December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nothing to report.

ITEM 1A. RISK FACTORS

Not applicable.

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

LONGVIEW FIBRE COMPANY
(Registrant)
Date: February 9, 2006
L. J. McLAUGHLIN
L. J. McLAUGHLIN
Senior Vice President-Finance,
Secretary and Treasurer
(Authorized Officer and
Principle Financial
Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company

4.1	Indenture dated as of January 25, 2002 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)

4.2
Supplemental Indenture dated as of December 30, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

10.1
Credit Agreement dated as of December 23, 2005 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 23, 2005 and filed December 30, 2005 (File No. 001-10061))

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

31.2	Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President. Chief Executive Officer and Chairman of the Board

32.2	Section 1350 Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer