Form 10-Q
period 2006-03-31
LONGVIEW FIBRE CO
filed 2006-05-10
CIK 60302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-10061

Longview Fibre Company

(Exact name of registrant as specified in its charter)

Washington	91-0298760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Fibre Way, Longview, Washington	98632
(Address of principal executive offices)	(Zip Code)

(360) 425-1550

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1.50 ascribed value per share as of May 9, 2006 was 51,076,567 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share)
Net sales
Timber	$41,849	$53,701
Paper and paperboard	66,627	69,549
Converted products	111,581	107,516

	220,057	230,766

Cost of products sold, including outward freight	190,193	189,658

Gross profit	29,864	41,108

Selling, administrative and general expenses	25,263	22,098
Advisory fees and REIT-related expenses (Note 4)	11,108	—

Operating profit (loss)
Timber	17,569	26,239
Paper and paperboard	(9,411)	(2,280)
Converted products	(14,665)	(4,949)

	(6,507)	19,010

Interest income	119	53
Interest expense	(8,567)	(9,236)
Other income (expense) (Note 6)	(2,371)	301

Income (loss) before taxes	(17,326)	10,128

Provision (benefit) for taxes on income (Note 7)
Current	15	272
Deferred	(6,322)	3,475

	(6,307)	3,747

Net income (loss)	$(11,019)	$6,381

Per share data
Net income (loss)	$(0.22)	$0.12
Dividends	$0.25	$0.02

Weighted average shares outstanding	51,077	51,077

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$14,289	$1,608
Accounts and notes receivable	112,718	111,514
Allowance for doubtful accounts	1,000	1,000
Refundable income taxes	1,224	3,898
Inventories, at lower cost or market (Note 2)	64,332	65,727
Other	8,824	9,295

Total current assets	200,387	191,042

Capital assets:
Buildings, machinery and equipment at cost	1,818,823	1,815,044
Accumulated depreciation	1,202,496	1,186,618

Costs to be depreciated in future years	616,327	628,426
Plant sites at cost	3,549	3,549

	619,876	631,975

Timber at cost less depletion	198,486	198,462
Roads at cost less amortization	8,728	8,967
Timberlands at cost	24,807	24,807

	232,021	232,236

Total capital assets	851,897	864,211

Pension and other assets	152,867	155,010

Total assets	$1,205,151	$1,210,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$—	$5,115
Trade accounts payable	55,424	48,415
Dividends payable (Note 3)	12,769	—
Advisory fees and REIT-related expenses payable	11,587	1,063
Accrued payroll liabilities	17,992	15,940
Other taxes payable	8,747	6,782
Other accrued liabilities (Note 5)	13,266	17,586

Total current liabilities	119,785	94,901

Long-term debt	428,966	428,918

Deferred tax liabilities—net	199,376	205,698

Other liabilities	36,743	36,677

Shareholders’ equity:
Preferred stock; authorized 2,000,000 shares	—	—
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 51,076,567 shares	76,615	76,615
Additional paid-in capital	3,306	3,306
Retained earnings	340,360	364,148

Total shareholders’ equity	420,281	444,069

Total liabilities and shareholders’ equity	$1,205,151	$1,210,263

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash provided by operations:

Net income (loss)	$(11,019)	$6,381
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	18,095	17,623
Depletion and amortization	1,845	2,566
Deferred taxes—net	(6,322)	3,475
(Gain) loss on disposition of capital assets	(84)	626
Change in:
Accounts and notes receivable	(1,204)	(6,206)
Refundable income taxes	2,674	—
Inventories	1,395	3,640
Other	471	7
Pension and other noncurrent assets	2,143	(374)
Trade accounts payable and accrued liabilities	5,402	1,712
Advisory fees and REIT-related expenses payable	10,524	—
Other liabilities	66	(861)

Cash provided by operations	23,986	28,589

Cash used for investing:
Additions to: Plant and equipment	(4,862)	(10,017)
Timber and timberlands	(1,666)	(2,268)
Proceeds from sale of capital assets	290	443

Cash used for investing	(6,238)	(11,842)

Cash used for financing:
Additions to long-term debt	48	48
Short-term borrowings, net	—	(18,000)
Payable to bank resulting from checks in transit	(5,115)	1,359
Cash dividends paid	—	(1,021)

Cash used for financing	(5,067)	(17,614)

Change in cash position	12,681	(867)
Cash position, beginning of period	1,608	2,265

Cash position, end of period	$14,289	$1,398

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of business and accounting policies:

The consolidated financial statements have been prepared without an audit, in accordance with generally accepted accounting principles, except that certain information and note disclosures made in the latest annual report have been condensed or omitted from the accompanying financial statements. Accordingly, these statements should be read in conjunction with our latest annual report. The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented.

We intend to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, effective January 1, 2006.

As required by REIT regulations, we changed our fiscal year end from October 31 to December 31, effective January 1, 2006. We also transferred, effective December 31, 2005, to Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a newly formed, wholly-owned, taxable REIT subsidiary (“TRS”) of Longview Fibre Company (“Company”), those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants, our sawmill, and the related businesses and operations.

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders’ equity.

Recent accounting pronouncements and developments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”), in December 2004. SFAS 153 eliminates the exception from fair value measurement of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS 153 in November 2005, however, SFAS 153 had no material impact on the consolidated financial statements for the three months ended March 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006, and it did not have an impact on our financial position, cash flows or results of operations.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-13, Accounting for Purchase and Sales of Inventory with the Same Counterparty (“EITF 04-13”), addressing the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (such as our buy/sell agreements). EITF 04-13 states that finished goods sold to acquire work-in-process inventories should be recognized at fair value, while work-in-process inventories sold to acquire work-in-process or finished goods inventories should be recognized at their carrying value. The adoption of this interpretation is effective for new or modified agreements for fiscal periods beginning on or after March 16, 2006. We do not expect the adoption of EITF 04-13 to have a material effect on our financial condition, cash flows or results of operations.

On March 31, 2006, the FASB issued an exposure draft (“Exposure Draft”) entitled, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. If issued with its current provisions, the Exposure Draft, which would be effective for years ending after December 15, 2006, would require us to recognize the difference between the fair value of plan assets and the benefit obligation of our pension and postretirement health care plans in our consolidated financial statements. We are currently evaluating the Exposure Draft to determine its effect on our consolidated financial statements.

Note 2—Inventories:

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Finished goods	$32,774	$30,909
Goods in process	32,075	32,479
Raw materials	4,472	6,525
Supplies (at average cost)	41,401	41,180

	110,722	111,093
LIFO reserve	(46,390)	(45,366)

Total inventories	$64,332	$65,727

Note 3—Dividends:

For the first quarter ended March 31, 2006, our Board of Directors declared a dividend payable of $0.25 per share to shareholders of record on March 27, 2006, which was paid on April 4, 2006.

Note 4—Advisory Fees and REIT-Related Expenses:

Advisory fees and REIT-related expenses for the three months ended March 31, 2006 consist of (1) advisory fees payable to two investment banking firms that we engaged during the first quarter of 2006 to provide us with financial advisory services relating to, among other things, evaluation of an unsolicited third-party indication of interest in acquiring all of our outstanding common stock, and (2) legal fees in connection with the REIT conversion.

Note 5—Other Accrued Liabilities:

Other accrued liabilities include the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Workers’ compensation liabilities	$8,575	$7,513
Accrued interest on debt	4,691	10,073

Other accrued liabilities	$13,266	$17,586

Note 6—Debt and Equity Issue Costs:

Debt and equity issue costs of approximately $2.7 million related to proposed public offerings of common stock and debt securities were charged to Other (expense) during the three months ended March 31, 2006, because we do not expect to proceed with the offerings.

Note 7—Income Taxes:

We have computed the provision (benefit) for income taxes at effective income tax rates applicable to us as a C corporation for federal income tax purposes. The effective tax benefit rate for the three months ended March 31, 2006 was approximately 36% compared to an effective tax provision rate of 37% for the same period in 2005. The decrease in the effective tax rate of 1% over the same period in 2005 is due primarily to a new deduction for domestic production activities.

For federal tax purposes our election to qualify as a REIT is effective January 1, 2006. As a REIT, we will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. We expect to distribute all of our 2006 income and gains from investments in real estate to our shareholders. Longview TRS, however, is subject to corporate-level income tax on its earnings.

For financial reporting purposes, after the Company’s earnings and profits purge expected to be made before December 31, 2006 (see Note 10), our deferred tax liabilities and deferred tax assets relating to our REIT qualifying activities will be eliminated. This one-time reduction of net deferred tax liabilities incurred prior to January 1, 2006 will reduce tax expense by approximately $8.1 million.

If we had reported as a REIT for the three months ended March 31, 2006, the benefit for taxes on income would have been approximately $16.6 million, a difference of $10.3 million as compared to what we have reported in the Consolidated Statement of Operations. The $10.3 million difference is primarily due to the $8.1 million of net deferred tax liabilities previously discussed, a $2.1 million benefit on REIT income for the three months ended March 31, 2006 that would not have been taxed, and other net differences.

Note 8—Retirement and postretirement benefit plans:

We have defined benefit pension and postretirement health care plans that cover a majority of our employees who have completed one year of continuous service. The pension plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula. The postretirement health care plan covers salaried and certain non-salaried employees who retire and their dependents until they reach age 65.

The following table sets forth the components of net periodic (income) expense for the pension and postretirement health care plans:

	Pension		Postretirement
	Three Months ended March 31,		Three Months ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of net periodic income:
Service cost—benefits earned during year	$2,629	$2,470	$379	$362
Interest cost on benefit obligation	6,246	6,097	590	579
Expected return on plan assets	(10,196)	(10,958)	—	—
Amortization of prior service cost	1,080	1,469	—	—
Amortization of actuarial losses	397	—	38	27
Amortization of transition obligation	—	—	124	125

Net periodic (income) expense	$156	$(922)	$1,131	$1,093

Beginning with the three months ended March 31, 2006, we have changed our measurement date for the pension and postretirement health care plans from October 31 to December 31. Therefore, net periodic (income) expense for three months ended March 31, 2006 and March 31, 2005 is based on actuarial computations for the year ending December 31, 2006 and for the year ended October 31, 2005, respectively.

In addition, we changed the discount rate used for developing the net periodic (income) expense for the pension and postretirement health care plans from 6% for the year ended October 31, 2005 to 5.75% for the year ending December 31, 2006.

The changes in the discount rate and the measurement date resulted in a $350,000 increase in net periodic expense for the pension plans for the three months ended March 31, 2006.

Net periodic expense for 2006 for the pension plans and the postretirement health care plan is expected to be $624,000 and approximately $4.5 million, respectively.

We did not make any contributions to our pension plans during the three months ended March 31, 2006 and March 31, 2005. We paid $715,000 and $533,000 in postretirement health care benefits during the three months ended March 31, 2006 and 2005, respectively.

We also maintain multiple voluntary 401(k) savings (defined contribution) plans for all employees who have completed one year of continuous service. We make matching contributions to these plans based on contributions made by employees. For the three months ended March 31, 2006 and March 31, 2005 we contributed $636,000 and $619,000 to these plans, respectively.

Note 9—Commitments and contingencies:

Guarantees of Indebtedness—

Our 10% senior subordinated notes due 2009, of which $215 million principal amount was outstanding as of March 31, 2006, are fully and unconditionally guaranteed by Longview TRS, which is 100% owned by Longview Fibre Company. The following supplemental condensed consolidating financial information present financial information for Longview Fibre and Longview TRS, together with those eliminations required to obtain the consolidated financial statement amounts. The financial information of Longview TRS for the three months ended March 31, 2005 reflects the historical results of operations and cash flows of the non-REIT qualifying businesses of Longview Fibre transferred to Longview TRS for the period shown. The balance sheet information as of December 31, 2005 reflects the actual balance sheet data for Longview TRS on that date, which is the date the transfer was effective.

The condensed consolidating financial information set forth below reflects allocations, among others, of debt, expenses, working capital, deferred taxes, revenue and certain balance sheet amounts that we believe are reasonable reflections of the REIT business retained by Longview Fibre and the non-REIT business transferred to Longview TRS effective December 31, 2005. Consolidated adjustments include elimination of intercompany sales of timber-cutting rights, intercompany receivables and payables and equity ownership of Longview TRS by Longview Fibre.

The operating results and cash flows of Longview TRS for the three months ended March 31, 2005 included in this Note 9 may not reflect the operating results and cash flows of Longview TRS in the future or what they would have been had the non-REIT qualifying businesses of Longview Fibre been held and operated by Longview TRS for that period.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2006				Three months ended March 31, 2005
	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results
	(in thousands)				(in thousands)
Net sales	$24,786	$220,057	$(24,786)	$220,057	$31,446	$230,766	$(31,446)	$230,766
Cost of products sold, including outward freight	3,382	210,545	(23,734)	190,193	4,650	216,454	(31,446)	189,658

Gross profit	21,404	9,512	(1,052)	29,864	26,796	14,312	—	41,108
Selling, administrative and general expenses	1,925	23,338	—	25,263	1,679	20,419	—	22,098
Advisory fees and REIT-related expenses	10,374	734	—	11,108	—	—	—	—

Operating profit (loss)	9,105	(14,560)	(1,052)	(6,507)	25,117	(6,107)	—	19,010

Interest expense, net	(2,018)	(6,430)	—	(8,448)	(2,812)	(6,371)	—	(9,183)
Other income (expense)	(1,328)	(1,043)	—	(2,371)	156	145	—	301
Equity in earnings of subsidiary	(14,013)	—	14,013	—	(7,770)	—	7,770	—

Income (loss) before taxes	(8,254)	(22,033)	12,961	(17,326)	14,691	(12,333)	7,770	10,128
Provision (benefit) for taxes on income	2,096	(8,020)	(383)	(6,307)	8,310	(4,563)	—	3,747

Net income (loss)	$(10,350)	$(14,013)	$13,344	$(11,019)	$6,381	$(7,770)	$7,770	$6,381

Condensed Consolidating Balance Sheet

	March 31, 2006				December 31, 2005
	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results
	(in thousands)				(in thousands)
Cash	$9,127	$5,162	$—	$14,289	$—	$1,608	$—	$1,608
Accounts and notes receivable— net	10,092	113,099	(11,473)	111,718	450	110,314	(250)	110,514
Inventories	1,869	63,515	(1,052)	64,332	1,781	63,946	—	65,727
Refundable income taxes and other current assets	817	9,231	—	10,048	200	12,993	—	13,193

Total current assets	21,905	191,007	(12,525)	200,387	2,431	188,861	(250)	191,042

Capital assets:
Plant sites at cost	—	3,549	—	3,549	—	3,549	—	3,549
Buildings, machinery and equipment, at cost	8	1,818,815	—	1,818,823	—	1,815,044	—	1,815,044
Accumulated depreciation	—	1,202,496	—	1,202,496	—	1,186,618	—	1,186,618

	8	619,868	—	619,876	—	631,975	—	631,975

Timber, roads and timberlands, less depletion	232,021	—	—	232,021	232,236	—	—	232,236

Total capital assets	232,029	619,868	—	851,897	232,236	631,975	—	864,211

Investment in subsidiary	339,991	—	(339,991)	—	354,004	—	(354,004)	—
Pension and other assets	1,275	151,592	—	152,867	1,290	153,720	—	155,010

Total assets	$595,200	$962,467	$(352,516)	$1,205,151	$589,961	$974,556	$(354,254)	$1,210,263

Accounts & other payables	$26,524	$64,729	$(11,473)	$79,780	$662	$54,181	$(250)	$54,593
Accrued liabilities & other current liabilities	892	39,113	—	40,005	492	39,816	—	40,308

Total current liabilities	27,416	103,842	(11,473)	119,785	1,154	93,997	(250)	94,901
Long-term debt	134,500	294,466	—	428,966	134,500	294,418	—	428,918
Deferred tax liabilities—net	12,334	187,425	(383)	199,376	10,238	195,460	—	205,698
Other liabilities	—	36,743	—	36,743	—	36,677	—	36,677

Total liabilities	174,250	622,476	(11,856)	784,870	145,892	620,552	(250)	766,194

Shareholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	76,615	—	—	76,615	76,615	—	—	76,615
Other shareholders equity	344,335	339,991	(340,660)	343,666	367,454	354,004	(354,004)	367,454

Total shareholders’ equity	420,950	339,991	(340,660)	420,281	444,069	354,004	(354,004)	444,069

Total liabilities and shareholders’ equity	$595,200	$962,467	$(352,516)	$1,205,151	$589,961	$974,556	$(354,254)	$1,210,263

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2006				Three months ended March 31, 2005
	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results	Longview Fibre	Longview TRS	Consolidating Adjustments	Consolidated Results
	(in thousands)				(in thousands)
Cash provided by operations	$10,715	$13,271	$—	$23,986	$21,228	$7,361	$—	$28,589

Cash provided by (used for) investing:
Additions to:
Plant and equipment	(8)	(4,854)	—	(4,862)	—	(10,017)	—	(10,017)
Timber and timberlands	(1,666)	—	—	(1,666)	(2,268)	—	—	(2,268)
Proceeds from sale of capital assets	86	204	—	290	61	382	—	443

Cash used for investing	(1,588)	(4,650)	—	(6,238)	(2,207)	(9,635)	—	(11,842)

Cash provided by (used for) financing:
Additions to long-term debt	—	48	—	48	—	48	—	48
Short-term borrowings, net	—	—	—	—	(18,000)	—	—	(18,000)
Cash dividends paid	—	—	—	—	(1,021)	—	—	(1,021)
Payable to bank resulting from checks in transit	—	(5,115)	—	(5,115)	—	1,359	—	1,359

Cash provided by (used for) financing	—	(5,067)	—	(5,067)	(19,021)	1,407	—	(17,614)

Change in cash position	9,127	3,554	—	12,681	—	(867)	—	(867)
Cash position, beginning of period	—	1,608	—	1,608	—	2,265	—	2,265

Cash position, end of period	$9,127	$5,162	$—	$14,289	$—	$1,398	$—	$1,398

Note 10—Subsequent Events:

Bank Financing Commitment—

In April 2006, we signed a commitment letter with Banc of America Securities LLC, Bank of America, N.A. (“Bank of America”) and Goldman Sachs Credit Partners, L.P. (“GSCP”) to amend our existing $400 million credit agreement (i) to modify certain financial covenants set forth therein, (ii) to include an option to increase the commitment in the amount of $50 million (to be applied pro rata across the existing revolving credit facility and the existing term loan facility) and (iii) to include an additional $300 million in senior secured term financing having a term of seven years (“New Term Loan Facility”). At the time of execution of the letter agreement, Bank of America and GSCP had collectively provided commitments for the entire New Term Loan Facility, which commitments are to be reduced to the extent commitments to the New Term Loan Facility are received from other participants in a new syndicate of lenders. The lenders’ commitments are subject to customary conditions, and there can be no assurance that the New Term Loan Facility or the other amendments to our existing credit agreement will be finalized and closed.

We intend to use the proceeds from borrowings under the New Term Loan Facility to fund the purchase of our 10% senior subordinated notes due 2009, of which $215 million principal amount was outstanding as of March 31, 2006; to pay accrued and unpaid interest in connection with the retirement of the senior subordinated notes; to fund the cash portion, expected to be up to $77 million, of the special distribution; and to pay fees and expenses relating to the REIT conversion and retirement of the senior subordinated notes and tender and consent premiums relating to the retirement of the senior subordinated notes.

Our existing $400 million credit agreement provides for a $200 million senior secured term loan facility (fully utilized as of March 31, 2006) and a $200 million senior secured revolving credit facility, each of which has a term of five years.

Bank commitment fees for services provided under the commitment letter will be approximately $4 million.

Change in Dividend Policy—

In April 2006, we announced that we expected to increase the company’s annual cash dividend rate to $1.20 per share (excluding the effect of shares to be issued in the special distribution).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See—“Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE REIT CONVERSION

On July 27, 2005, our Board of Directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust, or REIT, for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate taxes on income and gains from investments in real estate, to the extent that it distributes such income and gains to its shareholders. Our principal REIT qualifying investment consists of our timberlands. As a REIT, we will continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations and on income from real estate investments that is not distributed to our shareholders. Our election to be taxed as a REIT effective January 1, 2006 will be made in connection with the filing of our federal income tax return for 2006.

In order to comply with REIT qualification requirements, we transferred, in December 2005, to our wholly-owned subsidiary Longview Fibre Paper and Packaging, Inc., or Longview TRS (taxable REIT subsidiary), those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations. Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 587,000 acres of timberlands.

To qualify as a REIT effective January 1, 2006, we must distribute to our shareholders, on or before December 31, 2006, our previously undistributed earnings and profits, or E&P, attributable to taxable periods ending on or prior to January 1, 2006. To complete the required distribution of our pre-REIT E&P and also to distribute amounts representing anticipated REIT capital gains that would, if retained by us, be subject to federal corporate income tax, we intend to make during 2006 a special taxable distribution to our shareholders of approximately $385 million in the aggregate consisting of cash and shares of our common stock. The cash portion of the special distribution would be limited to approximately $77 million. Shareholders generally will have the opportunity to elect to receive the special distribution in cash, shares of our common stock or a combination of cash and shares of our common stock. Shareholders owning less than a specified number of shares will receive only cash for their portion of the E&P distribution.

We expect that, as a REIT, Longview Fibre Company’s unconsolidated income will for the foreseeable future consist primarily of net capital gains from the sale of standing timber to Longview TRS at market prices pursuant to one or more timber-cutting rights contracts. This income, and any other income we derive from owning and managing our timberlands, generally will not be subject to corporate-level tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

As a REIT, we will be limited in our ability to fund dividend payments using cash generated through Longview TRS. Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of Longview Fibre Company’s gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of Longview Fibre Company’s gross income may consist of dividends from Longview TRS and other non-real estate-related income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Under the Internal Revenue Code of 1986, as amended (the “Code”), no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are taxable REIT subsidiaries, such as Longview TRS. This limitation may affect our ability to make investments in non-REIT qualifying operations, including our manufacturing operations, which are held by Longview TRS.

CHANGE IN FISCAL YEAR

Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31. Accordingly, we now report financial results for fiscal periods ending March 31, June 30, September 30 and December 31 of each year.

CONSOLIDATED RESULTS

The following is a summary of consolidated results for the three months ended March 31, 2006 and March 31, 2005, (in millions of dollars):

	Three months ended March 31,
			Increase (Decrease)
	2006	2005	$	percentage
Net sales	$220.1	$230.8	$(10.7)	(4.6)
Cost of products sold, including outward freight	190.2	189.7	0.5	0.3

Gross profit	29.9	41.1	(11.2)	(27.3)
Selling, administrative and general expenses	25.3	22.1	3.2	14.5
Advisory fees and REIT-related expenses	11.1	—	11.1	100.0

Operating profit (loss)	(6.5)	19.0	(25.5)	—
Interest expense, net of interest income	(8.4)	(9.2)	0.8	8.7
Other income (expense)	(2.4)	0.3	(2.7)	—

Income (loss) before taxes	(17.3)	10.1	(27.4)	—
Provision (benefit) for taxes on income	(6.3)	3.7	(10.0)	—

Net income (loss)	$(11.0)	$6.4	$(17.4)	—

Net sales—Net sales for the three months ended March 31, 2006 were $220.1 million as compared with $230.8 million for the same period in 2005, a decrease of $10.7 million, or 4.6%. This is primarily due to a decrease in our timber segment net sales of $11.8 million, or 22.0%, and a decrease in the paper and paperboard segment net sales of $3.0 million, or 4.3%, partially offset by an increase in our converted products segment net sales of $4.1 million, or 3.8%. See “—Selected Segment Statistics and Results of Operations” below.

Cost of products sold—Cost of products sold for the three months ended March 31, 2006 was $190.2 million, or 86.4% of net sales, compared with $189.7 million, or 82.2%, of net sales for the same period in 2005. This increase as a percentage of sales was primarily due to: (1) a 2.3% increase in logging and hauling costs, (2) a 17.6% increase in energy costs in our paper and paperboard segment, (3) 11.6% and 2.4% increases in labor costs per ton of production in our paper and paperboard and converted products segments, respectively, and (4) a 9.5% increase in fiber costs. Our cost of products sold also includes depreciation, depletion and amortization costs, consisting primarily of depreciation of our plant and equipment, the depletion cost of timber harvested and, to a lesser degree, amortization of logging roads. Cost of products sold was favorably impacted by mix of products sold. See “—Selected Segment Statistics and Results of Operations” below.

Selling, administrative and general expenses—Selling, administrative and general expenses for the three months ended March 31, 2006 were $25.3 million, or 11.5% of net sales, compared with $22.1 million, or 9.6% of net sales for the same period in 2005. Selling, administrative and general expenses increased by $3.2 million in 2006, or 14.5%, as compared to the same period in 2005 primarily due to increased costs associated with (1) the implementation of our enterprise resource planning system, (2) legal, accounting and consulting fees associated with Sarbanes-Oxley Act compliance, and (3) salaries, wages and benefits.

Advisory fees and REIT-related expenses—Advisory fees and REIT-related expenses for the three months ended March 31, 2006 were $11.1 million, or 5.0% of net sales, due to expenses associated with the REIT conversion and financial advisory fees associated with, among other things, evaluation of an unsolicited third-party indication of interest in acquiring all of our outstanding common stock.

Operating profit (loss)—Operating loss for the three months ended March 31, 2006 was $6.5 million compared with operating profit of $19.0 million for the same period in 2005. See “—Selected Segment Statistics and Results of Operations” below.

Interest expense, net—Interest expense, net of interest income, for the three months ended March 31, 2006 was $8.4 million, or 3.8% of net sales, compared with net interest expense of $9.2 million, or 4.0% of net sales for the same period in 2005. The decrease of $800,000 in 2006 over the same period in 2005 is primarily due to lower outstanding debt and to lower average interest rates resulting from the prepayment in December 2005 of the entire $124.5 million principal amount of our then outstanding senior notes.

Other income (expense)—Other income (expense) for the three months ended March 31, 2006 was an expense of $2.4 million, or 1.1% of net sales, compared with other income of $0.3 million, or 0.1% of net sales for the same period in 2005. This increase in Other (expense) over the same period in 2005 is primarily due to a charge to expense in the three months ended March 31, 2006 of approximately $2.7 million of debt and equity issue costs related to proposed public offerings of common stock and debt securities that we do not expect to complete.

Provision (Benefit) for Taxes on Income—The benefit for taxes on income for the three months ended March 31, 2006 is $6.3 million, an effective tax rate of approximately 36%, as compared to a tax provision of $3.7 million for the same period in 2005, an effective tax rate of 37%. The effective tax rate decrease over the same period in 2005 is primarily due to a new deduction for domestic production activities.

For federal tax purposes our election to qualify as a REIT is effective January 1, 2006. As a REIT, we will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. We expect to distribute all of our 2006 income and gains from investments in real estate to our shareholders. Longview TRS, however, is subject to corporate-level income tax on its earnings.

For financial reporting purposes, after the Company’s earnings and profits purge, our deferred tax liabilities and deferred tax assets relating to our REIT qualifying activities will be eliminated. This one-time reduction of net deferred tax liabilities incurred prior to January 1, 2006 will reduce tax expense by approximately $8.1 million.

If we had reported as a REIT for the three months ended March 31, 2006, the benefit for taxes on income would have been approximately $16.6 million, a difference of $10.3 million as compared to what we have reported in the Consolidated Statement of Operations. The $10.3 million difference is primarily due to the $8.1 million of net deferred tax liabilities previously discussed, a $2.1 million benefit on REIT for the three months ended March 31, 2006 income that would not have been taxed, and other net differences.

Net income (loss)—As a result of the above changes in sales, cost of products sold, selling, administrative and general expenses, other income and expense, provision (benefit) for taxes on income and the advisory fees and REIT-related expenses, we incurred a net loss of $11.0 million for the three months ended March 31, 2006, as compared with net income of $6.4 million for the same period in 2005.

SELECTED SEGMENT STATISTICS AND RESULTS OF OPERATIONS:

Timber Segment Statistics

	Three months ended March 31,
			Increase (Decrease)
Dollar amounts in millions	2006	2005	in millions	percentage
Timber net sales	$41.9	$53.7	$(11.8)	(22.0)
Timber operating profit	17.6	26.2	(8.6)	(32.8)

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Volumes in thousands of board feet (MBF)			MBF	percentage
Log sales	55,883	78,194	(22,311)	(28.5)
Lumber sales	15,730	18,437	(2,707)	(14.7)

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Price per thousand board feet			$/MBF	percentage
Log weighted-average unit price	$638	$596	$42	7.0
Lumber weighted-average unit price	393	383	10	2.6

Timber Segment Results:

Timber net sales for the three months ended March 31, 2006 were $41.9 million compared with $53.7 million for the same period in 2005. This decrease was due to a decrease in log and lumber volume of 28.5% and 14.7%, respectively, and was partially offset by log and lumber weighted-average price increases of 7.0% and 2.6%, respectively. Timber net sales declined from the same period in 2005 because of inclement weather in the winter months that reduced our ability to harvest the timber.

Of the $41.9 million timber net sales for the three months ended March 31, 2006, log sales were $35.7 million, or 85.2%, of which $30.2 million were domestic sales and $5.5 million were export sales,

and lumber sales were $6.2 million, or 14.8%, substantially all of which were domestic sales. Of the $53.7 million in timber net sales for the three months ended March 31, 2005, log sales were $46.6 million, or 86.8%, of which $36.4 million were domestic sales and $10.2 million were export sales, and lumber sales were $7.1 million, or 13.2%, all of which were domestic sales. Export log sales were lower for the three months ended March 31, 2006 than in the same period in 2005 because of inclement weather that reduced the timber harvest.

Domestic log sales declined by $6.2 million, or 17.0%, compared to the same period in 2005 due to a 24.1% decrease in volume, partially offset by a 9.1% increase in price. Domestic log sales were lower than in the same period in 2005 because of inclement weather that reduced the timber harvest. Export log sales declined $4.7 million, or 46.0%, compared to the same period in 2005 due primarily to a corresponding decrease in volume. Domestic lumber sales decreased by $0.9 million, or 13.0%, compared to the same period in 2005 due to a 15.0% decline in volume, which was partially offset by a 2.3% increase in the weighted average unit price.

We expect to meet our revised annual sales plan of between 280 million to 295 million board feet for calendar year 2006.

Operating profit for the three months ended March 31, 2006 was $17.6 million compared with $26.2 million for the same period in 2005. The reasons for the 32.8% reduction were due primarily to: (1) the decline in sales discussed above, (2) a 2.3% increase in logging and hauling costs, (3) an allocation to the timber segment of $1.4 million of the total of $11.1 million of advisory fees and REIT-related expenses, and (4) higher selling, administrative and general expenses related to the implementation of our ERP systems, legal, accounting and consulting associated with Sarbanes-Oxley Act compliance, and salaries, wages and benefits.

Paper and Paperboard Segment Statistics

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			in millions	percentage
Paper and Paperboard net sales	$66.6	$69.6	$(3.0)	(4.3)
Paper and Paperboard operating loss	(9.4)	(2.3)	7.1	—

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	percentage
Paper sales	82,937	83,078	(141)	(0.2)
Paperboard sales	36,242	53,814	(17,572)	(32.7)

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Price per ton FOB mill equivalent			$/ton	percentage
Paper weighted-average unit price	$592	$566	$26	4.6
Paperboard weighted-average unit price	354	342	12	3.5

Paper and Paperboard Segment Results:

Paper and paperboard net sales for the three months ended March 31, 2006 were $66.6 million as compared with $69.6 million for same period in 2005, a decrease of $3.0 million, or 4.3%. This decrease is due to a decline in paperboard net sales of $5.6 million, or 29.3%, primarily from lower export sales, offset by an increase in paper net sales of $2.6 million, or 5.2%. The paperboard decline was primarily due to the fact that we have reduced our emphasis on paperboard sales to export markets because of price increases and lower profit margins.

The decrease in paperboard net sales of $5.6 million compared to the same period in 2005 reflected a decline of 32.7% in the volume of tons sold, due primarily to lower export sales of pulp as a result of our reduced emphasis on sales to export markets. There was an increase in paper net sales of $2.6 million compared to the same period in 2005 primarily because of a $26 per ton increase in the weighted-average unit price. Of the total paper and paperboard net sales for the three months ended March 31, 2006 of $66.6 million, domestic sales were $48.5 million, or 72.9%, while export sales were $18.1 million, or 27.1%. Of the total paper and paperboard net sales of $69.6 million for the three months ended March 31, 2005, domestic sales were $47.1 million, or 67.7%, while export sales were $22.5 million, or 32.3%. Paper and paperboard export sales volume declined by 16,584 tons as compared to the same period in 2005 and domestic sales volume of paper and paperboard declined by 1,129 tons as compared to the same period in 2005.

The paper and paperboard segment operating loss was $9.4 million for the three months ended March 31, 2006 compared with an operating loss of $2.3 million for the same period in 2005. The $7.1 million increase in the operating loss as compared to the same period in 2005 is primarily due to: (1) the decline in sales discussed above, (2) a 17.6% increase in energy production costs due to increase in hog fuel price and the use of proportionately more natural gas, (3) a 11.6% increase in labor costs per ton due to wage increases and higher medical and other benefits, (4) a 9.5% increase in fiber costs primarily due to higher chip costs caused by supply shortages related to inclement weather, (5) an allocation to the paper and paperboard segment of $3.5 million of the total of $11.1 million of advisory fees and REIT-related expenses, and (6) higher selling, administrative and general expenses related to the implementation of our ERP systems, legal, accounting and consulting associated with Sarbanes-Oxley Act compliance, and salaries, wages and benefits.

Longview paper mill capacity utilization for the three months ended March 31, 2006 was 90.7% compared to 91.9% for the same period in 2005.

Converted Products Segment Statistics

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			in millions	percentage
Converted products net sales	$111.6	$107.5	$4.1	3.8
Converted products operating loss	(14.7)	(4.9)	9.8	—

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	percentage
Converted products sales	132,940	129,973	2,967	2.3

	Three months ended March 31,
	2006	2005	Increase (Decrease)
Price per ton			$/ton	percentage
Converted products weighted-average unit price	$839	$827	$12	1.5

Converted Products Segment Results:

Converted products net sales for the three months period ended March 31, 2006 were $111.6 million compared with $107.5 million for the same period in 2005. This 3.8% increase was due primarily to a 2.3% increase in volume and a 1.5% increase in average price. All converted products sales are domestic.

The operating loss was $14.7 million for the three months ended March 31, 2006 as compared with an operating loss of $4.9 million for the same period in 2005. This $9.8 million increase in operating loss was due primarily to: (1) an allocation to the converted products segment of $6.2 million of the total of $11.1 million of advisory fees and REIT-related expenses, (2) a 2.4% increase in labor costs per ton due to wage increases, (3) a 6.1% increase in costs of paperboard from the paper mill driven largely by energy, labor and fiber costs, and (4) higher selling, administrative and general expenses related to the implementation of our ERP systems, legal, accounting and consulting associated with Sarbanes-Oxley Act compliance, and salaries, wages and benefits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our total borrowed debt was $429 million, all of which was classified as long-term debt.

In December 2005, we entered into a credit agreement providing for a senior secured credit facility that comprises (1) a $200 million revolving facility, including provisions for (i) loans that may be requested on an expedited basis, called swingline loans, in a maximum aggregate amount of up to $20 million and (ii) letters of credit in an aggregate undrawn face amount of up to $50 million; and (2) a $200 million term facility. The amount available for borrowings under the revolving facility at any particular time is reduced by the amount of outstanding letters of credit then outstanding under the revolving facility. The $200 million term facility was fully utilized as of March 31, 2006. At March 31, 2006, we had not utilized approximately $190 million of borrowing capacity under the revolving facility.

Both the revolving facility and the term facility mature on December 23, 2010. No debt principal payments are required before this date.

The credit agreement contains customary covenants and default provisions. The covenants include minimum net worth, long-term borrowing ratio, interest coverage ratio, and restrict our payment of dividends. We were in compliance with such covenants at March 31, 2006.

We intend to make a special distribution in the aggregate amount of approximately $385 million to our shareholders during 2006, up to approximately $77 million of which distribution would be made in cash, with the remainder consisting of shares of our common stock. See “The REIT Conversion,” above. We expect to finance the cash portion of the special distribution with borrowings under a new term loan facility under our credit agreement. See “—Bank Financing Commitment,” below.

Bank Financing Commitment—

In April 2006, we signed a commitment letter with Banc of America Securities LLC, Bank of America, N.A. (“Bank of America”) and Goldman Sachs Credit Partners, L.P. (“GSCP”) to amend our existing $400 million credit agreement (i) to modify certain financial covenants set forth therein, (ii) to include an option to increase the commitment in the amount of $50 million (to be applied pro rata across the existing revolving credit facility and the existing term loan facility) and (iii) to include an additional $300 million in senior secured term financing having a term of seven years (“New Term Loan Facility”). At the time of execution of the letter agreement, Bank of America and GSCP had collectively provided commitments for the entire New Term Loan Facility, which commitments are to be reduced to the extent commitments to the New Term Loan Facility are received from other participants in a new syndicate of lenders. The lenders’ commitments are subject to customary conditions, and there can be no assurance that the New Term Loan Facility or the other amendments to our existing credit agreement will be finalized and closed.

We intend to use the proceeds from borrowings under the New Term Loan Facility to fund the purchase of our 10% senior subordinated notes due 2009, of which $215 million principal amount was outstanding as of March 31, 2006; to pay accrued and unpaid interest in connection with the retirement of the senior subordinated notes; to fund the cash portion, expected to be up to $77 million, of the special distribution; and to pay fees and expenses relating to the REIT conversion and retirement of the senior subordinated notes and tender and consent premiums relating to the retirement of the senior subordinated notes.

Our existing $400 million credit agreement provides for a $200 million senior secured term loan facility (fully utilized as of March 31, 2006) and a $200 million senior secured revolving credit facility, each of which has a term of five years.

Bank commitment fees for services provided under the commitment letter will be approximately $4 million.

Cash Provided by Operations—

Net cash provided by operations was $24.0 million for the three months ended March 31, 2006 and $28.6 million for the same period in 2005. The primary reason for the decrease in cash provided by operations of $4.6 million was the decrease in net income as compared to same period in 2005 by $17.4 million offset by the following changes to working capital and other noncurrent assets and liabilities. Net cash provided by operations was favorably impacted from the same period in 2005 by: (1) an increase in advisory fees and REIT-related expenses payable of $10.5 million, (2) increases in trade accounts payable, accrued liabilities and other noncurrent liabilities of $4.6 million, and (3) decreases in current assets and certain noncurrent assets of $8.4 million. The decrease in current assets and certain noncurrent assets was primarily the result of our continuing efforts to reduce the level of our inventories, decrease our average days outstanding in accounts receivable and from a charge to expense of $2.7 million of debt and equity issue costs, as discussed in Note 6 to the consolidated financial statements. Net cash provided by operations was reduced for the three months ended March 31, 2006 from the same period in 2005 by a decrease in net deferred tax liabilities of $9.8 million, due primarily to losses during the three months ended March 31, 2006.

Cash Used for Investing—

Net cash used for investing was $6.2 million for the three months ended March 31, 2006 and $11.8 million for the same period in 2005. The capital expenditures, including timberland acquisitions, for the three months ended March 31, 2006 was $6.5 million, as compared to $12.3 million for the same period in 2005. Capital expenditures are expected to be approximately $40 million to $50 million for calendar year 2006 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Cash Used for Financing—

Net cash used for financing for the three months ended March 31, 2006 was $5.1 million, as compared to $17.6 million for the same period in 2005. For the three months ended March 31, 2006, we did not reduce borrowed debt in order to accumulate cash for the dividend that was paid on April 4, 2006 of $12.8 million. For the three months ended March 31, 2005, we reduced borrowed debt by $18.0 million and paid cash dividends of $1.0 million.

The dividend we paid on April 4, 2006 was the first under the dividend policy adopted by our board of directors in connection with the REIT conversion under which we expected to pay a quarterly dividend amounting to approximately $1.00 per share on an annualized basis. In April 2006, our board of directors adopted a new dividend policy under which we expect to pay a quarterly dividend amounting to $1.20 per share on an annualized basis.

Adjustments to Operating Plan—

In April 2006, we announced an improved operating plan to increase cash flow and enhance shareholder value. The principal changes to our operating plan involve an acceleration of our timber harvest, an increased focus on monetization of higher and better use, or HBU, lands and restructuring of our manufacturing operations:

•	We expect to increase our average annual timber harvest from 275 million board feet to 325 million board feet over the next five years, which represents approximately $17 million in incremental cash flow per year based on the current pricing environment.

•	We have classified approximately 34,000 acres of our timberlands as priority HBU tracts for potential sale. We expect to realize $4 million to $5 million from HBU land sales in 2006.

•	We will explore the potential divestiture of our sawmill and our converting plants in the central and eastern United States. We believe the divestiture of these manufacturing assets would enhance our operating performance and provide additional cash to reduce debt.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements made in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. The forward-looking statements in this quarterly report on Form 10-Q include statements concerning the special distribution, our future quarterly dividends, the REIT conversion and our operations as a REIT and new term-loan financing. Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events or circumstances could differ materially from those anticipated by the company or reflected in the forward-looking statements due to a variety of factors, including, but not limited to: our ability to achieve our strategies and the results of these strategies; actual log harvest levels and customer and product focus; our dependence on timber resources; changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products; our ability to achieve anticipated improvements in operating results and earnings and expected cost reductions; risks and costs associated with the restructuring of our manufacturing operations, including the potential divestiture of our sawmill and select converting plans; our ability to realize anticipated benefits from the sale of higher and better use lands; our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements; our working capital needs, including inventory levels and raw material requirements; unanticipated changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper, paperboard and converted products pricing and demand; our ability to achieve anticipated reductions in the amount of natural gas purchased from third parties; our ability to improve reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases; our ability to achieve anticipated savings and improvements from various business improvement projects and programs within the expected time frames or at all; unexpected capital expenditures and the timing of completion and results of capital expenditure projects; our ability to reduce debt and prioritize the use of excess cash to reduce debt; expected sales of power; possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan); cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial condition and results of operations and our competitive position; developments in the world, national, or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts; implementation or revision of government policies affecting the environment, import and export control and taxes; changes in harvest conditions or regulations effecting our timber operations; adverse weather conditions; availability of excess cash to pay dividends and existence of contractual limitations on our ability to pay dividends; the need to obtain board approval of dividends and other distributions to our shareholders, which approval could be granted or withheld based on, among other things, our results of operations, cash flow and prospects at the time; unforeseen maintenance on capital assets; unforeseen developments in our business; any additional material weaknesses in our internal control over financial reporting that may arise or be identified; our ability to remediate material weaknesses in our internal control over financial reporting; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; disasters and other unforeseen events; potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT; the occurrence of events that require a change in the timing of the REIT election; our actual pre-REIT earnings and profits could vary from estimates resulting in a lower or higher shareholder distribution; our ability to satisfy complex technical rules in order to qualify for or maintain REIT status and to operate effectively within the limitations imposed by those rules; and the expected heightened sensitivity of our stock price to the level of dividends on our common stock.

Readers are cautioned not to place undue reliance on any of the forward-looking statements in this quarterly report on Form 10-Q, which reflect our management’s views as of the date of this report. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not undertake any obligation to update any of the forward-looking statements contained in this quarterly report on Form 10-Q. For additional information about factors that could impact future results, see the risk factors in our most recent annual report on Form 10-K on file with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on our financial instruments is limited to interest rate changes on variable rate debt, including debt under our credit facility. The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted-average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.2 million based on our outstanding debt as of March 31, 2006. The fair market value of long-term fixed interest rate debt is subject to interest rate risk as well. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Senior Vice President-Finance, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report because of material weaknesses in our internal control over financial reporting relating to an insufficient complement of personnel with appropriate accounting knowledge and training, and ineffective controls over the existence and valuation of supplies inventories. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Material Weaknesses in Internal Control Over Financial Reporting As Reported In Form 10-K, Item 9A

Our material weaknesses relating to an (1) insufficient complement of personnel with appropriate accounting knowledge and training, (2) ineffective controls over the existence and valuation of supplies inventories, (3) ineffective controls over the valuation of worker’s compensation claims liability and (4) ineffective controls over the valuation of postretirement medical benefits liability were described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 under Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” (“Management’s Report”).

The current status of remediation plans for the material weaknesses is as follows:

Remediation of Material Weaknesses

We disclosed material weaknesses relating to (1) an insufficient complement of personnel with appropriate accounting knowledge and training, (2) ineffective controls over the existence and valuation of supplies inventories, (3) ineffective controls over the valuation of workers’ compensation claims liability and (4) ineffective controls over postretirement medical benefits liability. The material weakness relating to item (4), ineffective controls over postretirement medical benefits liability, was remediated as of December 31, 2005. Our remediation plan to address these material weaknesses was described in the 2005 10-K, for fiscal year ended October 31, 2005, under Item 9A, “Controls and Procedures—Remediation Plan for Material Weaknesses.”

The status of our remediation plan, as of March 31, 2006, with respect to each of the material weaknesses identified in our 2005 Management’s Report is as follows:

1. Insufficient personnel with appropriate accounting knowledge and training.

During the first quarter of 2006 we hired a Corporate Controller and also a Director of Financial and SEC Reporting. These professionals have extensive experience in financial accounting and reporting. We expect their operational training with the Company and integration into our accounting department will be completed by the third quarter of 2006. We also intend to enhance our processes for ensuring that validation of our conclusions regarding recent accounting pronouncements and their application to our business transactions are carried out by personnel having the relevant accounting expertise and knowledge of our business. The initial training and development of our accounting personnel associated with the enhancement of this process will be implemented over the next six months.

2. Ineffective controls over supplies inventories.

Our procedures for determining fuel supplies inventory, consisting of two separate inventory readings compared and validated by supervisory personnel coupled with additional analytical review procedures performed by supervisory personnel, were put in place by October 31, 2005 and were effectively implemented as of March 31, 2006. Based on our testing and assessments, the material weakness related to ineffective controls over fuel supplies inventory has been remediated as of March 31, 2006. Additionally, we have also established a new and improved monitoring program or process for determining obsolescence and proper valuation of spare parts inventories that was initiated in January 2006. This new monitoring program is composed of an improved valuation enhancement process provided under our new supply chain management system. We have not had sufficient time to evaluate the operating effectiveness of our new inventory procedure for determining obsolescence in spare parts inventory under this new program. We expect this new obsolescence valuation program for spare parts inventory to be fully implemented and evaluated during the third quarter of 2006.

3. Ineffective controls over workers’ compensation claims liability.

Based on our testing and assessment, we believe the remedial measures with respect to ineffective controls over the workers’ compensation claims liability, which were put in place during the fourth quarter of fiscal year ended October 31, 2005, and consisting of enhanced review and verification by supervisory personnel of reserve analysis, including verification and reconciliation to third-party administrator’s reports used to calculate the workers’ compensation liabilities, have been effectively implemented. The material weakness relating to ineffective controls over the workers’ compensation claims liability has been remediated as of March 31, 2006.

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

Changes In Internal Control Over Financial Reporting

The material weaknesses with respect to controls over fuel supplies inventory and the workers’ compensation claims liability described above have been effectively remediated as of March 31, 2006.

During the three months ended March 31, 2006, we established internal controls for compliance with REIT laws and regulations. These include: (1) verification of certain annual gross income and quarterly asset tests, (2) compliance with required dividend distributions, (3) prevention of prohibited transactions, and (4) monitoring and verification of limitations of REIT ownership and other REIT requirements.

There have been no other changes in our internal control over financial reporting for the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Nothing to report.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 17, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

ITEM 5. OTHER INFORMATION.

Nothing to report.

ITEM 6. EXHIBITS.

The exhibits to this quarterly report on Form 10-Q are listed on the accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW FIBRE COMPANY (Registrant)
Date: May 10, 2006

/s/ L. J. MCLAUGHLIN
L. J. McLAUGHLIN Senior Vice President-Finance, Secretary and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated March 25, 2006 and filed March 30, 2005 (File No. 001-10061))

10.1	Form of Termination Protection Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

31.2	Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President. Chief Executive Officer and Chairman of the Board

32.2	Section 1350 Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer