Form 10-Q
period 2006-06-30
LONGVIEW FIBRE CO
filed 2006-08-09
CIK 60302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1.50 ascribed value per share, as of August 7, 2006 was 65,750,230 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share)		(in thousands, except per share)
Net sales
Timber	$56,509	$50,562	$98,358	$104,263
Paper and paperboard	71,614	63,662	138,241	133,211
Converted products	118,378	111,385	229,959	218,901

	246,501	225,609	466,558	456,375
Cost of products sold, including outward freight	193,736	179,504	383,929	369,162

Gross profit	52,765	46,105	82,629	87,213

Selling, administrative and general expenses	24,718	22,329	49,981	44,427
Advisory fees and REIT-related expenses (Note 6)	218	—	11,326	—

Operating profit (loss)
Timber	28,068	24,315	45,637	50,554
Paper and paperboard	641	82	(8,770)	(2,198)
Converted products	(880)	(621)	(15,545)	(5,570)

	27,829	23,776	21,322	42,786

Interest income	331	68	450	121
Interest expense	(8,590)	(9,320)	(17,157)	(18,556)
Other income (expense) (Note 9)	(10,926)	212	(13,297)	513

Income (loss) before taxes	8,644	14,736	(8,682)	24,864

Provision (benefit) for taxes on income (Note 11)
Current	15	5,000	30	5,272
Deferred	3,128	453	(3,194)	3,928

	3,143	5,453	(3,164)	9,200

Net income (loss)	$5,501	$9,283	$(5,518)	$15,664

Per share data (Note 3)
Net income (loss)	$0.08	$0.14	$(0.08)	$0.24
Cash dividends paid	$0.19	$0.02	$0.19	$0.03
Shares outstanding (Note 3)	65,750	65,750	65,750	65,750

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income (loss)	$5,501	$9,283	$(5,518)	$15,664
Other comprehensive loss, net of tax
Unrealized loss on derivatives (Note 10)	(399)	—	(399)	—

Comprehensive income (loss), net of tax	$5,102	$9,283	$(5,917)	$15,664

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$19,559	$1,608
Accounts and notes receivable	118,213	111,514
Allowance for doubtful accounts	(1,000)	(1,000)
Refundable income taxes	1,229	3,898
Inventories, at lower cost or market (Note 4)	68,598	65,727
Other	7,100	9,295

Total current assets	213,699	191,042

Capital assets:
Buildings, machinery and equipment, at cost	1,822,525	1,815,044
Accumulated depreciation	(1,218,850)	(1,186,618)

Costs to be depreciated in future years	603,675	628,426
Plant sites at cost	3,549	3,549

	607,224	631,975

Timber, at cost less depletion	197,898	198,462
Roads, at cost less amortization	8,601	8,967
Timberlands, at cost	24,836	24,807

	231,335	232,236

Total capital assets	838,559	864,211

Pension and other assets	158,413	155,010

Total assets	$1,210,671	$1,210,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$—	$5,115
Trade accounts payable	49,703	48,415
Dividends payable (Notes 2 and 5)	92,323	—
Advisory fees and REIT-related expenses payable	9,716	1,063
Accrued payroll liabilities	17,462	15,940
Other taxes payable	7,991	6,782
Other accrued liabilities (Note 7)	10,471	17,586
Current portion of long-term debt (Note 8)	16,250	—

Total current liabilities	203,916	94,901

Long-term debt (Note 8)	437,250	428,918

Deferred tax liabilities—net	202,275	205,698

Other liabilities	34,170	36,677

Shareholders’ equity:
Preferred stock; authorized 2,000,000 shares	—	—
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 65,750,230 shares (including 14,673,663 shares issued on August 7, 2006) (Note 2)	98,625	76,615
Additional paid-in capital	289,413	3,306
Retained earnings (deficit)	(54,579)	364,148
Accumulated comprehensive loss (Note 10)	(399)	—

Total shareholders’ equity	333,060	444,069

Total liabilities and shareholders’ equity	$1,210,671	$1,210,263

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
(in thousands)	Shares	Amount
Balance at December 31, 2005	51,077	$76,615	$3,306	$364,148	—	$444,069
Cash dividends of $0.25 per share paid on April 4, 2006	—	—	—	(12,769)	—	(12,769)
Net loss	—	—	—	(11,019)	—	(11,019)

Balance at March 31, 2006	51,077	76,615	3,306	340,360	—	420,281
Cash dividends of $0.30 per share paid on July 3, 2006 (Note 5)	—	—	—	(15,323)	—	(15,323)
REIT E&P special dividend distribution (Note 2):
Stock	14,673	22,010	286,107	(308,117)	—	—
Cash	—	—	—	(77,000)	—	(77,000)
Net income	—	—	—	5,501	—	5,501
Other comprehensive loss (Note 10)	—	—	—	—	(399)	(399)

Balance at June 30, 2006	65,750	$98,625	$289,413	$(54,579)	$(399)	$333,060

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash provided by (used for) operations:
Net income (loss)	$(5,518)	$15,664
Adjustments to net income (loss) for items not requiring cash:
Depreciation	36,165	35,561
Depletion and amortization	5,090	5,613
Deferred taxes liabilities—net	(3,194)	3,928
(Gain) loss on disposition of capital assets	(299)	304
Swap gains and debt costs from early extinguishment of debt (Note 9)	(742)	—
Change in:
Accounts and notes receivable	(6,699)	(5,603)
Refundable income taxes	2,669	4,600
Inventories	(2,871)	(4,249)
Other	2,195	1,091
Pension and other noncurrent assets	(1,193)	(1,467)
Trade accounts payable and accrued liabilities	(2,767)	8,142
Advisory fees and REIT-related expenses payable	8,653	—
Other liabilities	435	(606)

Cash provided by operations	31,924	62,978

Cash provided by (used for) investing:
Additions to: Plant and equipment	(12,013)	(17,017)
Timber and timberlands	(4,050)	(6,896)
Proceeds from sale of capital assets	430	1,933

Cash used for investing	(15,633)	(21,980)

Cash provided by (used for) financing:
Additions to long-term debt	239,086	96
Payments of long-term debt (Note 8)	(215,000)	—
Short-term borrowings, net	—	(43,000)
Debt issue costs	(4,542)	—
Payable to bank resulting from checks in transit	(5,115)	3,254
Cash dividends paid	(12,769)	(2,043)

Cash provided by (used for) financing	1,660	(41,693)

Change in cash position	17,951	(695)
Cash position, beginning of period	1,608	2,265

Cash position, end of period	$19,559	$1,570

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis for presentation:

The consolidated financial statements have been prepared without an audit, in accordance with generally accepted accounting principles, except that certain information and note disclosures made in the latest annual report have been condensed or omitted from the accompanying consolidated financial statements. Accordingly, these statements should be read in conjunction with our latest annual report. The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented.

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income (loss) or shareholders’ equity.

Recent accounting pronouncements and developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS 153 in November 2005, however, SFAS 153 had no material impact on the consolidated financial statements for the three and six months ended June 30, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006, and it did not have an impact on the consolidated financial statements for the three and six months ended June 30, 2006.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), addressing the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (such as our buy/sell agreements). EITF 04-13 states that finished goods sold to acquire work-in-process inventories should be recognized at fair value, while work-in-process inventories sold to acquire work-in-process or finished goods inventories should be recognized at their carrying values. The adoption of this interpretation is effective for new or modified agreements for fiscal periods beginning on or after March 16, 2006. The adoption of EITF 04-13 did not have a material effect on the consolidated financial statements for the three and six months ended June 30, 2006.

On March 31, 2006, the FASB issued an exposure draft (“Exposure Draft”) entitled, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. If issued with its current provisions, the Exposure Draft, which would be effective for years ending after December 15, 2006, would require us to recognize the difference between the fair value of plan assets and the projected benefit obligation of our pension and postretirement health care plans in our consolidated financial statements. The Exposure Draft is expected to be effective for years ending after December 15, 2006. We are currently evaluating the Exposure Draft and monitoring the recent changes made by the FASB to determine its effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in equity. We are currently evaluating FIN 48 to determine its effect on our consolidated financial statements.

Note 2—REIT Conversion and Special Distribution:

We intend to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, effective January 1, 2006. Our election for Longview Fibre Company to be taxed as a REIT effective January 1, 2006 would be made in connection with the filing of our federal income tax return for 2006.

As a REIT, Longview Fibre Company will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders.

Our assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules were transferred, effective December 31, 2005, to Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a newly formed, wholly-owned, taxable REIT subsidiary (“TRS”) of Longview Fibre Company (“Company”) that is subject to corporate-level income tax on its earnings. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants, our sawmill, and the related businesses and operations. As required by REIT tax rules, we changed our fiscal year end from October 31 to December 31, effective January 1, 2006.

To qualify as a REIT effective January 1, 2006, we are also required to, among other things, distribute to our shareholders in a taxable distribution, on or before December 31, 2006, our previously undistributed earnings and profits (“E&P”) attributable to taxable periods ending prior to January 1, 2006. To complete the required distribution of this E&P and also to distribute amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax, our Board of Directors, on June 14, 2006, declared a special cash-and-stock distribution on our common stock in the amount of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P special dividend distribution), or $385.1 million in the aggregate, payable on August 7, 2006 to shareholders of record at the close of business on June 26, 2006. The special distribution was completed on August 7, 2006 and consisted of an aggregate of 14,673,663 shares of our common stock (based on a per-share value for purposes of the special distribution of $20.997, the average closing price per share of our common stock on the New York Stock Exchange on July 27, 28 and 31, 2006) and an aggregate of $77.0 million in cash.

We have recognized in the second quarter ended June 30, 2006 the stock portion of the special distribution as a $308.1 million increase to “Common stock” and “Additional paid-in capital”. Additionally, we have recognized the $77.0 million cash portion of the special distribution as a current liability in the consolidated balance sheet under “Dividends payable”. In addition, the consolidated statements of operations give retroactive effect under “Shares outstanding” and “Per share data” to the shares issued in the special distribution (see Note 3). Recognition of other effects of the special distribution, including the incurrence of additional debt to fund the cash portion of the special distribution, and effects of the REIT conversion will not be reflected in our consolidated financial statements until the third quarter of 2006 (see Note 11).

Note 3—Earnings Per Share:

Basic earnings per share is based on the number of shares of common stock outstanding. We do not have dilutive securities. Therefore, our basic and diluted earnings per share are essentially the same for all periods presented in the consolidated statements of operations.

On August 7, 2006, we paid the REIT E&P special dividend distribution, consisting of 14,673,663 shares of common stock and $77.0 million cash to shareholders of record at the close of business on June 26, 2006 (see Note 2).

Net income (loss) per share and cash dividends paid per share are computed using the number of common shares outstanding during the period after giving retroactive effect to all periods presented for 14,673,663 additional shares issued as part of the REIT E&P special dividend distribution.

Earnings per share for each period presented is composed of the following:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except share data)	2006	2005	2006	2005
Numerator:
Net income (loss)	$5,501	$9,283	$(5,518)	$15,664
Cash dividends paid	$12,769	$1,022	$12,769	$2,043
Denominator:
Basic	65,750	65,750	65,750	65,750
Diluted	65,750	65,750	65,750	65,750
Basic and Diluted earnings per share:
Net income (loss) per share	$0.08	$0.14	$(0.08)	$0.24
Cash dividends paid per share	$0.19	$0.02	$0.19	$0.03

Note 4—Inventories:

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$33,285	$30,909
Goods in process	35,308	32,479
Raw materials	4,875	6,525
Supplies (at average cost)	42,985	41,180

	116,453	111,093
LIFO reserve	(47,855)	(45,366)

Total inventories	$68,598	$65,727

Note 5—Dividends payable:

For the second quarter ended June 30, 2006, our Board of Directors declared a cash dividend of $0.30 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P special dividend distribution), or $15.3 million, to shareholders of record at the close of business on June 15, 2006, which was paid on July 3, 2006.

Note 6—Advisory fees and REIT-related expenses:

Advisory fees and REIT-related expenses for the six months ended June 30, 2006 consist of (1) advisory fees payable to two investment banking firms that we engaged during the first quarter of 2006 to provide us with financial advisory services relating to, among other things, evaluation of a proposal by an unsolicited third party indication of interest in acquiring all of our outstanding common stock, and (2) legal fees in connection with the REIT conversion.

Note 7—Other accrued liabilities:

Other accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Workers’ compensation liabilities	$9,285	$7,513
Accrued interest on debt	1,186	10,073

Other accrued liabilities	$10,471	$17,586

Note 8—Long-term debt:

Amendment of Credit Agreement with New Term Loan Facility

Our credit agreement, which we entered into in December 2005, initially provided for a $200 million senior secured term loan facility, which was fully utilized as of June 30, 2006 and a $200 million senior secured revolving credit facility, of which $14 million in borrowings was outstanding as of June 30, 2006. The $200 million term loan facility and the revolving credit facility have a term of five years.

During the three months ended June 30, 2006, we amended our credit agreement, (i) to modify certain financial covenants set forth therein, (ii) to include an option to increase the commitment in the amount of $50 million (to be applied pro rata across the revolving credit facility and the $200 million term loan facility and (iii) to include an additional $300 million in senior secured term financing having a term of seven years (“New Term Loan Facility”). During the three months ended June 30, 2006, we drew on the New Term Loan Facility to fund the retirement of all $215 million principal amount of our 10% Senior Subordinated Notes due in 2009; to pay accrued and unpaid interest in connection with the retirement of the Senior Subordinated Notes; to pay fees and expenses relating to the REIT conversion and retirement of the Senior Subordinated Notes; and to pay, consent and redemption premiums and tender fees relating to the retirement of the Senior Subordinated Notes. As of June 30, 2006, we had borrowed $225 million on the New Term Loan Facility.

The amount of timberlands required as collateral was increased to maintain a collateral value of two times the total commitments of the amended agreement. The New Term Loan Facility requires quarterly principal payments of 1% per annum with the remaining outstanding balance due on June 13, 2013.

Our remaining borrowing capacity as of June 30, 2006 was $251 million under all credit facilities, after reduction for outstanding letters of credit of $10 million.

Retirement of Senior Subordinated Notes

On June 13, 2006, we consummated a tender offer and consent solicitation with respect to our 10% Senior Subordinated Notes due in 2009, purchasing $213.7 million principal amount of the Senior Subordinated Notes. Concurrently, with the cancellation of those notes, on June 13, 2006, we sent a notice of redemption with respect to the remaining $1.3 million principal amount of the Senior Subordinated Notes that we did not purchase in the tender offer and irrevocably deposited with the trustee funds sufficient to redeem such notes on the redemption date of July 13, 2006. As a result, effective June 13, 2006, the Senior Subordinated Note indenture was discharged. Accordingly, the $1.3 million of remaining Senior Subordinated Notes as of June 30, 2006 has been eliminated from the consolidated balance sheet.

Note 9—Net Financing Expenses Related to Retirement of Senior Subordinated Notes:

In connection with the early extinguishment of our Senior Subordinated Notes during the second quarter ended June 30, 2006, we incurred cash expenses of $11.3 million for consent and redemption premiums and $0.5 million for tender fees and wrote off non-cash items consisting of: (1) $3.6 million of net deferred income on previously terminated interest rate swap agreements, (2) $2.4 million of deferred issue costs and (3) $0.5 million of unamortized debt discount. These amounts were included in other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2006.

Note 10—Accounting for Derivative Instruments and Hedging Activities:

We use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on our variable rate debt. We have designated these swaps as cash flow hedges. To receive hedge accounting treatment, all of our swaps are formally documented at the inception of each hedge and the hedges must be highly effective at swap inception and at least quarterly in offsetting changes to future cash flows on hedged transactions. If our swaps are highly effective, the change in fair value is recorded in other comprehensive income or loss, except for any ineffectiveness portion of the fair value change, as discussed in a following paragraph, which is recognized in earnings. If our swaps are not highly effective, then we record the change in fair value in earnings. All of our swaps were highly effective at June 30, 2006.

We entered into four swaps during the second quarter ended June 30, 2006 for notional amounts totaling $275 million, or approximately 65% of $425 million of our two variable rate term loan facilities (see Note 8) that fixed the rates of interest at rates ranging from 5.45% to 5.69%, plus the spread of 1.50% to 1.75% applicable to the variable rate debt.

We determine the ineffectiveness portion of the fair value change by comparing the change in fair value of our actual swaps to the change in fair value of hypothetical swaps that identically match the critical terms of our variable rate debt. None of our swaps had any ineffectiveness for the quarter ended June 30, 2006.

The fair value of each of our swaps was estimated using pricing models widely used in financial markets and represents the amounts at June 30, 2006 that we would receive or pay if the swaps were terminated. As of June 30, 2006, we recognized $0.4 million in other comprehensive loss (see Consolidated Statements of Comprehensive Income (Loss)), consisting of the net adjustment to fair value of the swaps of $0.6 million and of income tax benefits of $0.2 million.

Note 11—Income taxes:

We have computed the provision (benefit) for taxes on income at effective income tax rates applicable to us as a C corporation for federal income tax purposes. The effective tax rate for the three and six months ended June 30, 2006 was approximately 36% compared to an effective tax provision rate of 37% for the same periods in 2005. The decrease in the effective tax rate of 1% over the same periods in 2005 is due primarily to a new deduction for domestic production activities.

For federal tax purposes our election to qualify as a REIT will be effective January 1, 2006. As a REIT, we will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. We expect to distribute all of our 2006 income and gains from investments in real estate to our shareholders. Longview TRS, however, is subject to corporate-level income tax on its earnings.

For financial reporting purposes, our deferred tax liabilities and deferred tax assets relating to our REIT qualifying activities will be eliminated in the quarter that the special distribution is paid (see Note 2). This one-time reduction of net deferred tax liabilities incurred prior to January 1, 2006 will reduce tax expense by approximately $8.1 million.

If we had reported as a REIT for financial reporting purposes for the three and six months ended June 30, 2006, the provision (benefit) for taxes on income would have been $(6.7) million and $(23.3) million, representing differences of $9.8 million and $20.1 million as compared to what we have reported in the consolidated statements of operations. The $9.8 million difference for the three months ended June 30, 2006 is primarily due to the tax benefit on REIT income that would not be taxed and other net differences. The $20.1 million difference for the six months ended June 30, 2006 is primarily due to the $8.1 million of net deferred tax liabilities previously discussed, the tax benefit on REIT income for the six months ended June 30, 2006 that would not be taxed and other net differences. We expect to report the benefits from reporting as a REIT in our provision (benefit) for taxes on income during the third quarter of 2006.

Note 12—Retirement and postretirement benefit plans:

We have two defined benefit pension plans that cover a majority of our employees who have completed one year of continuous service. The pension plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula. We also have a postretirement health care plan that covers salaried and certain non-salaried employees who retire and their dependents until they reach age 65.

The following table sets forth the components of net periodic (income) expense for the pension and postretirement health care plans:

	Pension		Postretirement
	Three Months ended June 30,		Three Months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of net periodic income:
Service cost—benefits earned during year	$2,628	$2,470	$379	$362
Interest cost on benefit obligation	6,247	6,097	590	579
Expected return on plan assets	(10,196)	(10,958)	—	—
Amortization of prior service cost	1,080	1,469	—	—
Amortization of actuarial losses	397	—	38	27
Amortization of transition obligation	—	—	125	125

Net periodic (income) expense	$156	$(922)	$1,132	$1,093

	Pension		Postretirement
	Six Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of net periodic income:
Service cost—benefits earned during year	$5,257	$4,940	$758	$724
Interest cost on benefit obligation	12,493	12,194	1,180	1,158
Expected return on plan assets	(20,392)	(21,916)	—	—
Amortization of prior service cost	2,160	2,938	—	—
Amortization of actuarial losses	794	—	76	54
Amortization of transition obligation	—	—	249	250

Net periodic (income) expense	$312	$(1,844)	$2,263	$2,186

Beginning with the six months ended June 30, 2006, we have changed our measurement date for the pension and postretirement health care plans from October 31 to December 31. Therefore, net periodic (income) expense for three and six months ended June 30, 2006 and 2005 is based on actuarial computations for the year ending December 31, 2006 and for the year ended October 31, 2005.

In addition, we changed the discount rate used for developing the net periodic (income) expense for the pension and postretirement health care plans from 6.0% for the year ended October 31, 2005 to 5.75% for the year ending December 31, 2006. The changes in the discount rate and the measurement date resulted in a $0.3 million increase in net periodic expense for the pension plans for the three months ended June 30, 2006 and a $0.7 million increase for the six months ended June 30, 2006.

Net periodic expense for 2006 for the pension plans and the postretirement health care plan is expected to be $0.6 million and $4.5 million, respectively.

We did not make any contributions to our pension plans for the three and six months ended June 30, 2006 and 2005. We paid $0.6 million and $0.5 million in postretirement health care benefits for each of the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

We also maintain multiple voluntary 401(k) savings (defined contribution) plans for most employees who have completed one year of continuous service. We make certain matching contributions to these plans based on contributions made by employees. For the three months ended June 30, 2006 and 2005 we contributed $0.7 million and $0.6 million, respectively, to these plans. For the six months ended June 30, 2006 and 2005 we contributed $1.3 million and $1.2 million, respectively.

Note 13—Potential Impairments and Possible Divestiture of Converting Plants and Leavenworth Sawmill:

We continually review our long-lived assets, consisting primarily of buildings, machinery and equipment, and timber and timberlands, for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We are currently exploring the possibility of divesting eight of our converting plants located in the eastern and central regions of the United States and our sawmill located in Leavenworth, Washington.

Accordingly, we conducted a review of these assets and concluded that, as of the time of our review there was no impairment with respect to such assets.

Note 14—Shareholder rights plan:

A full discussion of our shareholder rights plan can be found in Item 8 of our Annual Report on Form 10-K for the year ended October 31, 2005, Note 13 to the consolidated financial statements.

In connection with the REIT E&P special dividend distribution (see Note 2), the purchase price for each whole share of our common stock pursuant to the exercise of a right under the shareholder rights plan was adjusted from $50.00 to $36.79.

Note 15—Commitment:

During the second quarter ended June 30, 2006, we entered into a commitment to acquire 1,600 acres of timberlands in the Northwest for $8 million. We completed this purchase during the third quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See—”Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DEVELOPMENTS IN THE OPERATING PLAN

In April 2006, we announced changes in our operating plan intended to increase our cash flow and enhance shareholder value. The principal changes to our operating plan involve an acceleration of our timber harvest, an increased focus on monetization of higher and better use, (or “HBU”), lands and restructuring of our manufacturing operations:

•	We expect to increase our average annual timber harvest from 275 million board feet to 325 million board feet over the next five years, which represents approximately $17 million in incremental cash flow per year.

•	We have classified approximately 34,000 acres of our timberlands as priority HBU tracts for potential sale. We expect to realize $4 million to $5 million annually from HBU land sales for at least the next ten years.

•	We are exploring the potential divestiture of our sawmill located in Leavenworth, Washington and eight of our converting plants located in the central and eastern United States. We believe the divestiture of these manufacturing assets would enhance our operating performance and provide additional cash to reduce debt.

In connection with the adjustments to our operating plan, we also announced a change in our dividend policy, increasing the quarterly cash dividend we intend to pay on our common stock by 20%, to $1.20 per share on an annualized basis. The first such dividend, in the amount of $0.30 per share, was paid on July 3, 2006 to shareholders of record at the close of business on June 15, 2006. We made a special dividend distribution on our common stock of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P special dividend distribution), or $385.1 million, on August 7, 2006 to shareholders of record at the close of business on June 26, 2006 (“REIT E&P special dividend distribution”). This distribution included our pre-REIT earnings and profits (“E&P”) accumulated prior to January 1, 2006 that had not been distributed to our shareholders, and anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. The per-share dividend amount under our dividend policy was adjusted to $0.92 per share on an annualized basis and $0.23 per share for the quarterly dividend paid on July 3, 2006 to reflect the additional shares issued to our shareholders in the REIT E&P special dividend distribution.

We believe the changes in our operating plan, complemented by our strategy to qualify as a REIT for federal income tax purposes, described below, will increase the benefits to our shareholders. Through the second quarter ended June 30, 2006, we are on target to achieve our annual timber harvest plan.

We intend to continue to expand our timber resource base through strategic acquisitions. This should help broaden our timber resources and allow us to better manage our timberlands on a sustained yield basis whereby harvesting levels of our timber can be sustained into perpetuity. During the second quarter of 2006, we entered into a commitment to acquire 1,600 acres of timberlands in the Pacific Northwest for approximately $8 million. We completed this purchase during the third quarter of 2006.

We also believe that we will be able to achieve our operating plan for sale of HBU tracts. We have sold certain small tracts of land during the second quarter ended June 30, 2006, have a number of potential sales of HBU lands either in process or in the investigation stages, and expect to identify additional buyers of our HBU lands to meet our objective for the year ending December 31, 2006.

We also continue to focus on reducing our operating costs, both fixed and variable. Substantial capital investments and business improvement initiatives have enabled us to improve manufacturing capabilities and reliability, streamline supply chain management, manage inventory and working capital more efficiently, upgrade information systems, reduce permanent headcount and better optimize energy generation and consumption. We also intend to continue to pursue opportunities to reduce our per-unit operating costs and increase our efficiency by increasing worker productivity and managing workforce levels to meet production requirements.

REIT CONVERSION PROCESS

On July 27, 2005, our Board of Directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust, or REIT, for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate taxes on income and gains from investments in real estate to the extent that it distributes such income and gains to its shareholders. Our principal REIT-qualifying investment consists of our timberlands. As a REIT, we will continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations and on earnings from real estate investments that are not distributed to our shareholders. Our election to be taxed as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006.

In order to comply with REIT qualification requirements, we transferred, in December 2005, to our wholly-owned subsidiary Longview Fibre Paper and Packaging, Inc. (hereafter Longview TRS), a taxable REIT subsidiary (TRS), those assets and businesses that cannot be held or operated directly by Longview Fibre Company consistent with REIT tax rules. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations. Longview Fibre Company, and not Longview TRS, will continue to own and manage our approximately 587,000 acres of timberlands.

We are required by REIT tax rules to distribute to our shareholders, on or before December 31, 2006, our previously undistributed earnings and profits, (or “E&P”) attributable to taxable periods ending prior to January 1, 2006. As discussed in “Developments In The Operating Plan” above, we made the REIT E&P special dividend distribution on August 7, 2006.

We expect that, as a REIT, Longview Fibre Company’s unconsolidated income will for the foreseeable future consist primarily of net capital gains from the sale of standing timber to Longview TRS at market prices pursuant to one or more timber-cutting rights contracts. This income, and any other income we derive from owning and managing our timberlands, generally will not be subject to corporate-level income tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

As a REIT, we will be limited in our ability to fund dividend payments using cash generated through Longview TRS. Our ability to receive dividends from Longview TRS (from which we would make distributions to our shareholders) is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of Longview Fibre Company’s gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of Longview Fibre Company’s gross income may consist of dividends from Longview TRS and other non-real estate-related income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, and generate income in excess of one-third of the REIT’s qualified income, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Under the Internal Revenue Code of 1986 as amended, no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are taxable REIT subsidiaries, such as Longview TRS. This limitation may affect our ability to make investments in non-REIT qualifying operations, from REIT generated income, including our manufacturing operations, which are held by Longview TRS. It would not limit reinvestment of funds generated by Longview TRS for its manufacturing assets.

CHANGE IN FISCAL YEAR

Effective January 1, 2006, we changed our fiscal year end from October 31 to December 31. Accordingly, we now report financial results for fiscal periods ending March 31, June 30, September 30 and December 31 of each year.

EXPLORATION OF STRATEGIC ALTERNATIVES

On July 19, 2006, we announced that our Board of Directors decided to explore a range of strategic alternatives that may include, but are not limited to, continued execution of our operating plan, a sale or merger of the company or other strategic transaction, and a sale of certain company assets. Because of the decision to explore strategic alternatives, our Board of Directors also announced the postponement of the special meeting of shareholders that it had scheduled for September 12, 2006 to consider various non-binding, advisory resolutions advocated by a third party that has made an unsolicited indication of interest in acquiring all of our outstanding common stock. The third party has also delivered a shareholder demand for a special meeting of shareholders relating to its non-binding, advisory resolutions. Unless the demand is withdrawn, we would expect to have a special meeting of shareholders in the fall of 2006.

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of consolidated results for the three and six months ended June 30, 2006 and June 30, 2005 (in millions of dollars):

	Three months ended June 30,
	2006	2005	Increase (Decrease)
			$	Percentage
Net sales	$246.5	$225.6	$20.9	9.3
Cost of products sold, including outward freight	193.7	179.5	14.2	7.9

Gross profit	52.8	46.1	6.7	14.4
Selling, administrative and general expenses	24.8	22.3	2.5	10.7
Advisory fees and REIT-related expenses	0.2	—	0.2	100.0

Operating profit	27.8	23.8	4.0	17.0
Interest expense, net of interest income	(8.3)	(9.2)	(0.9)	(10.7)
Other income (expense)	(10.9)	0.2	(11.1)	—

Income (loss) before taxes	8.6	14.8	(6.2)	(41.3)
Provision for taxes on income	3.1	5.5	(2.4)	(42.4)

Net income	$5.5	$9.3	$(3.8)	(40.7)

	Six months ended June 30,
	2006	2005	Increase (Decrease)
			$	Percentage
Net sales	$466.5	$456.4	$10.1	2.2
Cost of products sold, including outward freight	383.9	369.2	14.7	4.0

Gross profit	82.6	87.2	(4.6)	(5.3)
Selling, administrative and general expenses	50.0	44.4	5.6	12.5
Advisory fees and REIT-related expenses	11.3	—	11.3	100.0

Operating profit	21.3	42.8	(21.5)	(50.2)
Interest expense, net of interest income	(16.7)	(18.4)	(1.7)	(9.4)
Other income (expense)	(13.3)	0.5	(13.8)	—

Income (loss) before taxes	(8.7)	24.9	(33.6)	—
Provision (benefit) for taxes on income	(3.2)	9.2	(12.4)	—

Net income (loss)	$(5.5)	$15.7	$(21.2)	—

Net sales—Net sales for the three months ended June 30, 2006 were $246.5 million as compared with $225.6 million for the same period in 2005, an increase of $20.9 million, or 9.3%. This is due to increases in net sales of our timber segment of $5.9 million, or 11.8%, increases in net sales of our paper and paperboard segment of $8.0 million, or 12.5%, and increases in net sales of our converted products segment of $7.0 million, or 6.3%.

Net sales for the six months ended June 30, 2006 were $466.5 million as compared with $456.4 million for the same period in 2005, an increase of $10.1 million, or 2.2%. This is due to increases in our converted products segment net sales of $11.1 million, or 5.1%, and increases in our paper and paperboard segment net sales of $5.0 million, or 3.8%, offset by a decrease in our timber segment net sales of $6.0 million, or 5.7%.

See “—Selected Segment Statistics and Results of Operations” below.

Cost of products sold—Cost of products sold for the three months ended June 30, 2006 was $193.7 million, or 78.6% of total net sales, compared with $179.5 million, or 79.6% of total net sales for the same period in 2005. The favorable decrease in the cost of products sold as a percentage of net sales was primarily due to (1) price increases in our paper and paperboard and converted products segments, (2) a higher average unit log price for our timber segment, (3) decreases in logging and hauling costs in our timber segment, and (4) the mix of products sold. The decrease was partially offset by (1) higher fiber costs in our paper and paperboard and converted products segments due to chip shortages, (2) increased freight and energy costs in our paper and paperboard segment (3) a decline in mill capacity utilization in the paper and paperboard segment due primarily to machine down-time from chip shortages and acceleration of annual maintenance, and (4) higher labor and benefits costs.

Cost of products sold for the six months ended June 30, 2006 was $383.9 million, or 82.3% of total net sales, compared with $369.2 million, or 80.9%, of total net sales for the same period in 2005. This increase as a percentage of net sales was primarily due to (1) lower first quarter timber harvest compared to the same period in 2005, and (2) cost increases for (a) logging and hauling costs in our timber segment in the first quarter, (b) fiber costs in our paper and paperboard and converted products segments due to chip shortages, (c) energy costs in our paper and paperboard segment and (d) higher labor and benefits costs.

See “—Selected Segment Statistics and Results of Operations” below.

Selling, administrative and general expenses—Selling, administrative and general expenses for the three months ended June 30, 2006 were $24.8 million, or 10.0% of total net sales, compared with $22.3 million, or 9.9% of total net sales for the same period in 2005. Selling, administrative and general expenses increased by $2.5 million in 2006, or 10.7%, as compared to the same period in 2005 primarily due to increased costs associated with (1) legal and consulting fees associated with Sarbanes-Oxley Act compliance and other projects, (2) audit costs and (3) salaries, wages and benefits.

Selling, administrative and general expenses for the six months ended June 30, 2006 were $50.0 million, or 10.7% of total net sales, compared with $44.4 million, or 9.7% of net sales for the same period in 2005. Selling, administrative and general expenses increased by $5.6 million in 2006, or 12.5%, as compared to the same period in 2005 primarily due to increased costs associated with (1) the implementation of our Enterprise Resource Planning Systems (“ERP” systems), (2) legal and consulting fees associated with Sarbanes-Oxley Act compliance and other projects, (3) audit costs and (4) salaries, wages and benefits.

Advisory fees and REIT-related expenses—Advisory fees and REIT-related expenses for the six months ended June 30, 2006 were $11.3 million, or 2.4% of net sales, due to expenses associated with the REIT conversion and financial advisory fees including, among other things, evaluation of an unsolicited third party indication of interest in acquiring all of our outstanding common stock.

Operating profit —Operating profit for the three and six months ended June 30, 2006 was $27.8 million and $21.3 million, respectively, compared with operating profit of $23.8 million and $42.8 million for the same periods in 2005. See “—Selected Segment Statistics and Results of Operations” below.

Interest expense, net—Interest expense, net of interest income of $0.3 million and $0.5 million for the three and six months ended June 30, 2006 was $8.3 million and $16.7 million, respectively, or 3.4% and 3.6% of total net sales, compared with interest expense, net of interest income of $0.1 million for each period, of $9.2 million and $18.4 million, respectively, or 4.1% and 4.0% of total net sales for the three and six months ended June 30, 2005. The decrease of $0.9 million for the three months ended June 30, 2006 and $1.7 million for the six months ended June 30, 2006 over the same periods in 2005 was primarily due to lower average interest rates resulting from the prepayment in December 2005 of $124.5 million of higher interest rate senior notes with the proceeds of lower interest rate bank debt.

Other income (expense)—Other income (expense) for the three and six months ended June 30, 2006 was an expense of $10.9 million and $13.3 million, respectively, or 4.4% and 2.9% of total net sales, compared with other income of $0.2 million and $0.5 million for the three and six months ended June 30, 2005. This increase in other income (expense) over the same periods in 2005 was primarily due to $11.1 million in net expenses related to the early redemption of our Senior Subordinated Notes during the second quarter of 2006, consisting of consent and redemption premiums and tender expenses paid in cash of $11.8 million and a net gain of $0.7 million for non-cash write-offs from deferred terminated swap gains, and deferred debt issue and discount costs.

Provision (Benefit) for Taxes on Income—The provision (benefit) for taxes on income for the three and six months ended June 30, 2006 was $3.1 million and $(3.2) million, respectively, an effective tax rate of approximately 36%, as compared to a tax provision of $5.5 million and $9.2 million for the three and six months ended June 30, 2005, an effective tax rate of 37%. The effective tax rate decrease over the same periods in 2005 is primarily due to a new deduction for domestic production activities.

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

For financial reporting purposes, our deferred tax liabilities and deferred tax assets relating to our REIT qualifying activities will be eliminated in the quarter that the special distribution is paid. This one-time reduction of net deferred tax liabilities incurred prior to January 1, 2006 will reduce tax expense by approximately $8.1 million.

If we had reported as a REIT for financial reporting purposes for the three and six months ended June 30, 2006, the provision (benefit) for taxes on income would have been $(6.7) million and $(23.3) million, representing differences of $9.8 million and $20.1 million as compared to what we have reported in the consolidated statements of operations. The $9.8 million difference for the three months ended June 30, 2006 is primarily due to the tax benefit on REIT income that would not be taxed and other net differences. The $20.1 million difference for the six months ended June 30, 2006 is primarily due to the $8.1 million of net deferred tax liabilities previously discussed, the tax benefit on REIT income for the six months ended June 30, 2006 that would not be taxed and other net differences. We expect to report the benefits from reporting as a REIT in our provision (benefit) for taxes on income during the third quarter of 2006.

Net income (loss)—As a result of the above changes in net sales, cost of products sold, selling, administrative and general expenses, advisory fees and REIT-related expenses, other income and expense, and provision (benefit) for taxes on income, we reported net income of $5.5 million for the three months ended June 30, 2006, and a net loss of $5.5 million for the six months ended June 30, 2006, as compared with net income of $9.3 million and $15.7 million for the three and six months ended June 30, 2005.

SELECTED SEGMENT STATISTICS AND RESULTS OF OPERATIONS

Timber Segment Statistics (Three and Six Months Ended June 30, 2006 and 2005)

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Timber net sales	$56.5	$50.6	$5.9	11.8
Timber operating profit	28.1	24.4	3.7	15.4

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in thousands of board feet (MBF)			MBF	Percentage
Log sales	77,553	72,511	5,042	7.0
Lumber sales	18,288	17,585	703	4.0

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Price per thousand board feet (MBF)			$/MBF	Percentage
Log average unit price	$644	$606	$38	6.3
Lumber average unit price	361	375	(14)	(3.7)

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Timber net sales	$98.3	$104.3	$(6.0)	(5.7)
Timber operating profit	45.6	50.6	(5.0)	(9.7)

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in thousands of board feet (MBF)			MBF	Percentage
Log sales	133,436	150,705	(17,269)	(11.5)
Lumber sales	34,018	36,022	(2,004)	(5.6)

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Price per thousand board feet (MBF)			$/MBF	Percentage
Log average unit price	$641	$601	$40	6.7
Lumber average unit price	376	379	(3)	(0.8)

Timber Segment Results:

Approximately 93% of our 587,000 acres of timberlands in Oregon and Washington consist of softwood such as Douglas fir and hemlock with the balance made up of pine and other white woods. We manage our timberlands on a “sustained yield” basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth, our reforestation efforts, and strategic purchases of timberlands. The primary products generated from the timber that we harvest are mostly softwood logs for construction lumber, plywood and chips. Our Leavenworth sawmill is included in our timber segment.

Timber segment net sales for the three months ended June 30, 2006 were $56.5 million compared with $50.6 million for the same period in 2005. This increase of $5.9 million, or 11.8%, was due to an increase in log and lumber volumes resulting from our decision to expand our targeted annual timber harvest from 275 million board feet to an average of 325 million board feet over the next five years and an increase in the log average unit price of 6.3%. This increase was offset by a 3.7% decrease in the lumber average unit price.

Of the $56.5 million timber segment net sales for the three months ended June 30, 2006, log sales were $49.9 million, or 88.3%, of which $43.8 million were domestic sales and $6.1 million were export sales, and lumber sales were $6.6 million, or 11.7%, substantially all of which were domestic sales. Of the $50.6 million in timber segment net sales for the three months ended June 30, 2005, log sales were $44.0 million, or 86.9%, of which $37.0 million were domestic sales and $7.0 million were export sales, and lumber sales were $6.6 million, or 13.1%, substantially all of which were domestic sales. Export log sales were lower for the three months ended June 30, 2006 than in the same period in 2005 because, under current market conditions, we are selling more volume in the domestic market where profit margins are higher.

Domestic log sales increased by $6.8 million, or 18.5%, for the three months ended June 30, 2006 compared to the same period in 2005 due to a 10.6% increase in volume and a 7.2% increase in the average unit price. Domestic log sales increased primarily because of the previously discussed increase in our targeted annual harvest levels. Export log sales declined by $0.9 million, or 12.8%, for the three months ended June 30, 2006 compared to the same period in 2005 due primarily to a 16.8% decrease in volume offset by a 4.9% increase in average unit price. Domestic lumber sales were approximately the same for the three months ended June 30, 2006 as compared to the same period in 2005. Domestic lumber volume increased by 3.9% for the three months ended June 30, 2006 compared to the same period in 2005 which was offset by a 3.7% decrease in the average unit price.

Timber segment net sales for the six months ended June 30, 2006 were $ 98.3 million compared with $104.3 million for the same period in 2005. The decrease of $6.0 million in net sales, or 5.7%, was due primarily to a decrease in log volume of 11.5% and lumber volume of 5.6%, substantially all of which occurred during the first quarter of 2006, offset by an increase in the log average unit price of 6.7%. Timber segment net sales decreased from the same period in 2005 primarily because of inclement weather during the first quarter of 2006 that reduced the timber harvest and due to the lower first quarter 2006 harvest plan.

Of the $98.3 million timber net sales for the six months ended June 30, 2006, log sales were $85.6 million, or 87.0%, of which $74.0 million were domestic sales and $11.6 million were export sales, and lumber sales were $12.7 million, or 13.0%, substantially all of which were domestic sales. Of the $104.3 million in timber segment net sales for the six months ended June 30, 2005, log sales were $90.6 million, or 86.9%, of which $73.4 million were domestic sales and $17.2 million were export sales, and lumber sales were $13.7 million, or 13.1%, substantially all of which were domestic sales. Export log sales were lower by 32.5% for the six months ended June 30, 2006 than in the same period in 2005 because we are selling more volume in the domestic market where profit margins are higher under current market conditions.

Domestic log sales were approximately the same for the six months ended June 30, 2006 compared to the same period in 2005. Although domestic log sales did not change, volume decreased by 6.9%, which was offset by an increase in the average unit price of 8.3%. Export log sales declined $5.6 million, or 32.5%, for the six months ended June 30, 2006 compared to the same period in 2005 due to a 35.8% decrease in volume, partially offset by an increase in the average unit price of 5.2%. Domestic lumber sales decreased by $0.9 million, or 6.8%, for the six months ended June 30, 2006 as compared to the same period in 2005 due to a 5.8% decline in volume and a 1.1% decrease in the average unit price.

Timber segment operating profit for the three and six months ended June 30, 2006 was $28.1 million and $45.6 million compared with $24.4 million and $50.6 million for the same periods in 2005. The $3.7 million, or 15.4%, increase in operating profit for the three months ended June 30, 2006 as compared to the same period in 2005 was due primarily to: (1) the 11.8% increase in timber net sales discussed above, and (2) a 6.0% decrease in logging and hauling costs, partially offset by increases in selling, administrative and general expenses. The reduction in logging and hauling costs was due to better logging conditions and operational efficiencies.

The $5.0 million reduction in operating profit for the six months ended June 30, 2006 as compared to the same period in 2005 was due primarily to: (1) the 5.7% decline in sales that occurred during the first quarter of 2006 as discussed above, (2) an allocation to the timber segment of $1.4 million of advisory fees and REIT-related expenses in the first quarter, and (3) increases in selling, administrative and general expenses, partially offset by a 2.1% decrease in logging and hauling costs.

Paper and Paperboard Segment Statistics (Three and Six Months Ended June 30, 2006 and 2005)

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Paper and Paperboard net sales	$71.6	$63.6	$8.0	12.5
Paper and Paperboard operating profit	0.6	0.1	0.5	—

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	Percentage
Paper sales	84,086	76,078	8,008	10.5
Paperboard sales	38,354	40,962	(2,608)	(6.4)

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Price per ton FOB mill equivalent			$/ton	Percentage
Paper average unit price	$608	$595	$13	2.2
Paperboard average unit price	396	346	50	14.5

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Paper and Paperboard net sales	$138.2	$133.2	$5.0	3.8
Paper and Paperboard operating loss	(8.8)	(2.2)	(6.6)	—

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	Percentage
Paper sales	167,023	159,156	7,867	4.9
Paperboard sales	74,596	94,776	(20,180)	(21.3)

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Price per ton FOB mill equivalent			$/ton	Percentage
Paper average unit price	$600	$580	$20	3.4
Paperboard average unit price	376	344	32	9.3

Paper and Paperboard Segment Results:

We produce our high-quality kraft paper and paperboard, including corrugating medium and linerboard and heavier grades of multi-wall shipping sacks at our Longview mill. We believe our Longview mill is one of the world’s largest pulp and paper making complexes, with an aggregate annual paper and paperboard capacity in excess of one million tons. Our Longview mill consists of one pulp mill and ten paper and paperboard machines with more than 3,100 tons average daily paper and paperboard production capacity.

Paper and paperboard net sales for the three months ended June 30, 2006 were $71.6 million as compared with $63.6 million for same period in 2005, an increase of $8.0 million, or 12.5%. This increase was due primarily to: (1) an increase in paper net sales of $6.6 million, or 13.5%, primarily due to higher domestic sales, (2) an increase in paperboard sales of $1.3 million, or 9.0%, primarily due to increases in domestic paperboard sales, and (3) a 14.5% increase in average paperboard price, (4) partially offset by a reduction in export sales.

Paper volume sold for the three months ended June 30, 2006 increased by 10.5% and paperboard volume sold declined by 6.4% compared to the same period in 2005. The average unit prices for paper and paperboard increased by 2.2% and 14.5%, respectively, compared to the same period in 2005. The increase in the average unit price was due primarily to the fact that we implemented phased-in price increases during the second quarter of 2006 for all product grades.

Of the total paper and paperboard net sales for the three months ended June 30, 2006 of $71.6 million, domestic sales were $55.3 million, or 77.3%, while export sales were $16.3 million, or 22.7%. Of the total paper and paperboard net sales of $63.6 million for the three months ended June 30, 2005, domestic sales were $45.4 million, or 71.3%, while export sales were $18.2 million, or 28.7%. Due to low wood chip supply, we attempted to optimize product mix by focusing on higher margin products and reducing exposure to products with high virgin fiber content. The decline in paper and paperboard export sales as a percentage of our total segment sales was primarily from decreased sales of pulp and export liner due to the shortage of chips and reduced emphasis on sales to export markets because of declining profit margins.

Paper and paperboard net sales for the six months ended June 30, 2006 were $138.2 million as compared with $133.2 million for the same period in 2005, an increase of $5.0 million, or 3.8%. This was due to higher paper net sales of $9.3 million, or 9.3%, primarily from greater domestic sales, offset by a decline in paperboard net sales of $4.2 million, or 12.6%, primarily due to reduced emphasis on export sales where profit margins are lower.

Paper volume sold for the six months ended June 30, 2006 increased by 4.9%, due to increased domestic demand and rationalized industry supply, and paperboard volume sold declined 21.3%, primarily because of the decline in export sales. The average unit prices for paper and paperboard increased for the six months ended June 30, 2006 by 3.4% and 9.3%, respectively, compared to the same periods in 2005. Of the total paper and paperboard net sales for the six months ended June 30, 2006 of $138.2 million, domestic sales were $103.9 million, or 75.1%, while export sales were $34.3 million, or 24.9%. Of the total paper and paperboard net sales of $133.2 million for the six months ended June 30, 2005, domestic sales were $92.5 million, or 69.4%, while export sales were $40.7 million, or 30.6%. The percentage increase in the composition of our domestic sales compared to export sales reflects our emphasis on increasing our profit margins.

Paper and paperboard segment operating profit (loss) for the three and six months ended June 30, 2006 was $0.6 million and $(8.8) million, respectively, compared with an operating profit (loss) of $0.1 million and $(2.2) million for the same periods in 2005. The $0.5 million increase in operating profit for the three months ended June 30, 2006 as compared to the same period in 2005 is primarily due to the volume and price increases discussed above, offset in part by increased costs for raw materials, labor and energy. Our total fiber costs increased by 7.9% due to a 10.4% increase in the cost of wood chips and a 10.0% increase in the cost of bleached pulp. Increased wood chip demand in the region coupled with low pulpwood and residual chip supply were the drivers for the increased fiber costs. Purchased energy costs increased 5.5% because we used proportionately more natural gas to produce steam due to increased prices for recycled oil. Labor costs increased 17.6% due primarily to increased benefit costs. Freight costs increased 20.6% due to higher fuel costs. Operating results were adversely affected by increased selling, administrative and general expenses.

The $6.6 million increase in the operating loss for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily due to the first quarter operating loss of $9.4 million which was caused by: (1) a 4.3% first quarter decline in sales, (2) higher energy costs due to an increase in hog fuel price and the use of proportionately more natural gas, (3) higher labor costs due to wage increases and higher benefits, (4) higher fiber costs primarily due to higher chip costs caused by supply shortages related to inclement weather, (5) an allocation to the paper and paperboard segment of $3.5 million of advisory fees and REIT-related expenses, and (6) higher selling, administrative and general expenses. The change in the operating loss for the six months ended June 30, 2006 as compared to the same period in 2005 was reduced in the second quarter because of higher net sales and other factors discussed in the preceding paragraphs.

Longview paper mill capacity utilization for the three and six months ended June 30, 2006 was 88.5% and 89.6%, respectively, as compared to 94.8% and 93.3% for the same periods in 2005. Capacity utilization declined primarily because of: (1) upgrades of certain paper machines that were performed during the second quarter of 2006, (2) machine down time due to chip shortages and (3) an acceleration of certain annual maintenance procedures historically done in the third quarter that were scheduled and performed in the second quarter of 2006.

Converted Products Segment Statistics (Three and Six Months Ended June 30, 2006 and 2005)

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Converted products net sales	$118.4	$111.4	$7.0	6.3
Converted products operating loss	(0.9)	(0.7)	(0.2)	—

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	Percentage
Converted products sales	135,203	134,496	707	0.5

	Three months ended June 30,
	2006	2005	Increase (Decrease)
Price per ton			$/ton	Percentage
Converted products average unit price	$876	$828	$48	5.8

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Dollar amounts in millions			Millions	Percentage
Converted products net sales	$230.0	$218.9	$11.1	5.1
Converted products operating loss	(15.5)	(5.6)	(9.9)	—

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Volumes in tons			Tons	Percentage
Converted products sales	268,143	264,469	3,674	1.4

	Six months ended June 30,
	2006	2005	Increase (Decrease)
Price per ton			$/ton	Percentage
Converted products average unit price	$858	$828	$30	3.6

Converted Products Segment Results:

We currently own and operate 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging and creative point-of-purchase displays. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services.

Converted products net sales for the three months ended June 30, 2006 were $118.4 million compared with $111.4 million for the same period in 2005. This 6.3% increase was due primarily to a 0.5% increase in volume and a 5.8% increase in average unit price. All converted products sales are primarily domestic. The increase in the average unit price was due primarily to the fact that we implemented phased-in price increases during the second quarter of 2006.

Converted products net sales for the six months ended June 30, 2006 were $230.0 million compared with $218.9 million for the same period in 2005. This 5.1% increase was due primarily to a 1.4% increase in volume and a 3.6% increase in average unit prices.

The converting products segment operating loss was $0.9 million and $15.5 million for the three and six months ended June 30, 2006 as compared with an operating loss of $0.7 million and $5.6 million for the same periods in 2005. The $0.2 million increase in operating loss for the three months ended June 30, 2006 compared to the same period in 2005 was due primarily to: (1) a 2.8% increase in labor costs due primarily to wage increases and higher benefits, (2) a 6.5% increase in the cost of paperboard from the paper mill driven largely by higher energy, freight, labor and benefits and fiber costs, and (3) higher selling, administrative and general expenses.

The $9.9 million increase in operating loss for the six months ended June 30, 2006 compared to the same period in 2005 was due primarily to the net increase of $9.8 million in operating loss in the first quarter of 2006 compared to the same period in 2005. The first quarter operating loss increase was due primarily to: (1) an allocation to the converted products segment of $6.2 million of advisory fees and REIT-related expenses, (2) a 2.4% increase in labor costs due to wage increases, (3) a 6.1% increase in costs of paperboard from the paper mill driven largely by energy, freight, repair, labor and fiber costs, and (4) higher selling, administrative and general expenses. The change in the operating loss for the six months ended June 30, 2006 compared to the same period in 2005 was further increased by the second quarter operating loss as discussed in the preceding paragraph.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our total borrowed debt was $453.5 million, consisting of borrowings under the credit agreement discussed below of $439 million and certain revenue bonds payable totaling $14.5 million. All of our debt is long-term, except for $16.2 million which is classified as current.

Our credit agreement, which we entered into in December 2005, initially provided for a $200 million senior secured term loan facility and a $200 million senior secured revolving credit facility. The $200 million term loan facility and the revolving credit facility have a term of five years.

During the three months ended June 30, 2006, we amended our credit agreement, (i) to modify certain financial covenants set forth therein, (ii) to include an option to increase the commitment in the amount of $50 million (to be applied pro rata across the revolving credit facility and the $200 million term loan facility and (iii) to include an additional $300 million in senior secured term financing having a term of seven years (“New Term Loan Facility”). During the three months ended June 30, 2006, we drew on the New Term Loan Facility to fund the retirement of all $215 million principal amount of our 10% Senior Subordinated Notes due in 2009; to pay accrued and unpaid interest in connection with the retirement of the Senior Subordinated Notes; to pay fees and expenses relating to the REIT conversion and retirement of the Senior Subordinated Notes; and to pay, consent and redemption premiums and tender fees relating to the retirement of the Senior Subordinated Notes.

The amount of timberlands required as collateral under the amended agreement was increased to maintain a collateral value of two times the total commitments of the amended agreement. The New Term Loan Facility requires quarterly principal payments of 1% per annum with the remaining outstanding balance due on June 13, 2013. Borrowings under our credit agreement are secured by most of our Oregon and Washington timberlands.

As of June 30, 2006, we had borrowed $14 million under the revolving facility, $200 million under the term loan facility and $225 million under the New Term Loan Facility. The revolving facility and term loan facility mature on December 23, 2010 and the New Term Loan Facility matures on June 13, 2013. No debt principal payments are required on the facilities before those maturity dates, except for the New Term Loan Facility that requires quarterly principal payments of 1% per annum of the outstanding balance through the term of the facility.

Our total borrowing capacity under our credit agreement is now $700 million, of which our unused and available borrowing capacity as of June 30, 2006 under all credit facilities was $251 million, after reduction for outstanding letters of credit of $10 million.

On June 13, 2006, we consummated a tender offer and consent solicitation with respect to our 10% Senior Subordinated Notes due in 2009, purchasing $213.7 million principal amount of the Senior Subordinated Notes. Concurrently, with the cancellation of those notes, on June 13, 2006, we sent a notice of redemption with respect to the remaining $1.3 million principal amount of the Senior Subordinated Notes that we did not purchase in the tender offer and irrevocably deposited with the trustee funds sufficient to redeem such notes on the redemption date of July 13, 2006. As a result, effective June 13, 2006, the Senior Subordinated Note indenture was discharged. We paid $11.8 million in consent and redemption premiums and tender fees for the early redemption, which was recorded to “Other expense” in the consolidated statements of operations for the three and six months ended June 30, 2006 (see Note 9 to the consolidated financial statements).

On August 7, 2006, we drew an additional $75 million on the New Term Loan Facility to fund most of the $77.0 million cash portion of the REIT E&P special dividend distribution. As a result, the New Term Loan Facility was fully utilized as of August 7, 2006.

Derivative Instruments and Hedging Activities —

We currently use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on our variable rate debt. As of June 30, 2006, we had entered into swaps with notional amounts totaling $275 million, or approximately 65% of the total of $425 million of our two variable rate term loan facilities. These swaps have fixed interest rates ranging from 5.45% to 5.69%, plus the spread of 1.50% to 1.75% applicable to the variable rate debt, and expire in 2007 through 2013.

To reduce our interest rate risk exposure, the benchmark interest rate and interest-reset dates for the counterparties on our swaps are the same as for our variable rate debt. The benchmark interest rate for the swap counterparties remains fixed throughout the life of each swap. We are allowed under the credit agreement to change our benchmark interest rate on our variable rate debt at the interest-reset dates. If we change the benchmark interest rate and that rate is higher than the benchmark interest for our swap counterparties, we could incur a higher interest expense and our swaps may not meet the high-effectiveness requirement for hedge accounting.

We are exposed to credit loss on our swaps in the event of counterparty nonperformance. We have minimized our credit risk by dealing only with leading, credit worthy financial institutions and, therefore, we do not anticipate counterparty nonperformance.

The fair values of our swaps are subject to significant fluctuations due to interest rate changes. If we should terminate these swaps in the future, the fair value cash settlement of these swaps could significantly impact our cash flows.

REIT E&P Special Dividend Distribution —

To qualify as a REIT effective January 1, 2006, we are required to, among other things, distribute to our shareholders in a taxable distribution on or before December 31, 2006, our previously-undistributed earnings and profits, or E&P, attributable to taxable periods prior to January 1, 2006. To complete the required distribution and also to distribute amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax, our Board of Directors, on June 14, 2006, declared a special cash-and-stock distribution to holders of our common stock of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P special dividend distribution), or $385.1 million in the aggregate, payable on August 7, 2006 to shareholders of record at the close of business on June 26, 2006. The special distribution was completed on August 7, 2006 and consisted of an aggregate 14,673,663 shares of our common stock (based on a per-share value for purposes of the special distribution of $20.997, the average closing price per share of our common stock on the New York Stock Exchange on July 27, 28 and 31 2006) and an aggregate of $77.0 million in cash.

Deficit Retained Earnings —

As of June 30, 2006 we had a deficit of $54.6 million in retained earnings after accrual for the REIT E&P special dividend distribution and the declaring of the first and second quarter of 2006 dividends. This deficit was due, in part, to the fact that we accrued and paid dividends during the six months ended June 30, 2006 in anticipation of expected 2006 REIT earnings. We expect to report the income tax benefits from reporting as a REIT during the third quarter of 2006. If we retain our current-year REIT earnings, those earnings would be subject to corporate income tax.

Cash Provided by (Used for) Operations —

Net cash provided by operations was $31.9 million for the six months ended June 30, 2006 as compared to $63.0 million for the six months ended June 2005. The decrease in cash provided by operations of $31.1 million for the six months ended June 30, 2006 as compared to the same period in 2005 was due primarily to the decrease in net income of $21.2 million and the following changes:

(1)	A net decrease of $8.4 million in adjustments to net income loss not requiring cash resulting from a net reduction in deferred tax liabilities of $7.2 million, primarily due to the realization of temporary differences for income tax purposes, and the net changes in depreciation, depletion, write-off of deferred swap gains and debt costs from early extinguishment of our Senior Subordinated Notes, and net gain from the disposition of capital assets;

(2)	A net increase of $8.6 million in advisory fees and REIT-related expenses payable;

(3)	A net increase of $3.8 million due to net changes in inventories, other current assets and pension and other noncurrent assets and a net increase in other liabilities; and

(4)	A net decrease of $13.9 million which was due to a net decrease in trade accounts payable and accrued liabilities of $10.9 million, primarily due to the change in accrued interest payable for the early redemption of the Senior Subordinated Notes, and net decreases in accounts and notes receivable and refundable income taxes.

Cash Provided by (Used for) Investing —

Net cash used for investing was $15.6 million for the six months ended June 30, 2006 compared to $22.0 million for the six months ended June 30, 2005, a decrease of $6.4 million. Capital expenditures, including timberland acquisitions, for the six months ended June 30, 2006 were $16.1 million, as compared to $23.9 million for the same period in 2005. Capital expenditures are expected to be approximately $40 million to $50 million for calendar year 2006 including expenditures for timberland purchases, plant and equipment, and environmental compliance. We entered into a commitment to acquire 1,600 acres of timberlands in the Northwest for $8 million and we completed this purchase during the third quarter of 2006.

Cash Provided by (Used for) Financing —

Net cash provided by (used for) financing was $1.7 million for the six months ended June 30, 2006 as compared to $(41.7) million for the same period in 2005, an increase of $43.4 million. For the six months ended June 30, 2006, total borrowed debt increased $24.6 million. We borrowed $225.0 million from our New Term Loan Facility to extinguish the Senior Subordinated Notes totaling $215.0 million and pay a portion of the $11.8 million in consent and redemption premiums and tender fees (see Note 9 to the consolidated financial statements). We also borrowed an additional $14.0 million under our revolving facility. For the six months ended June 30, 2005, we reduced borrowed debt by $43.0 million and also paid cash dividends of $2.0 million.

During the second quarter ended June 30, 2006, we paid cash dividends of $0.25 per share, or $12.8 million. For the six months ended June 30, 2005, we paid cash dividends of $0.04 per share, or $2.0 million. Subsequent to the end of the quarter, on July 3, 2006, we paid dividends of $0.30 per share, or $15.3 million. The per share amounts are based on pre-distribution shares outstanding of 51,076,567.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our significant accounting policies are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in our Annual Report on Form 10-K for the year ended October 31, 2005. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen. Throughout the preparation of the consolidated financial statements, we employ significant judgments in the application of accounting principles and methods.

Impairment of Long-Lived Assets

We review the long-lived assets held and used by us (primarily capital assets consisting mostly of buildings, machinery and equipment, timber and timberlands) for impairment annually and when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable through future operations and when the carrying value of an asset exceeds its market value. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets requires us to make judgments, assumptions and estimates. In general, on assets held and used, impairments are recognized when the book values exceed our estimates of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity or specialty products and estimates of expenses to be incurred.

When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value, which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated selling costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Impact of Potential Divestiture of Converting Plants and Leavenworth Sawmill

As discussed in Note 13 to the consolidated financial statements, we are exploring the potential divestiture of eight of our converting plants located in the central and eastern United States and the Leavenworth sawmill. If we decide to sell the converting plants, it is currently our intention to sell them in one or two groups. In our impairment analysis of these converting plants and the Leavenworth sawmill, we determined the undiscounted future cash flows based on identifiable cash flows for the asset groups.

Based on current expectations regarding the structure and outcome of these potential divestitures, we did not recognize any write down for impairment during the second quarter ended June 30, 2006. Accordingly, we conducted a review of these assets and concluded that the undiscounted cash flows from the manufacturing segments, both with and without the facilities being considered for divestiture, exceeds their carrying values.

Income Taxes

The determination of the provision (benefit) for taxes on income, and the resulting current and deferred tax assets and liabilities involves significant management judgment, and is based upon information and estimates available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our consolidated financial statements have been published for that year. We maintain reserves for known estimated tax exposures; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2006, there were no deferred tax assets for which we believed that valuation allowances needed to be established based upon future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record valuation allowances.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements made in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. The forward-looking statements in this quarterly report on Form 10-Q include statements concerning our future dividends, the REIT conversion and our operations as a REIT, expected timber harvest levels, the expected realization from HBU land sales, the effect of potential asset divestitures, the effect of our operating plan, the continued expansion of our timber resource base, our pursuit of opportunities to reduce operating costs and increase efficiency, our exploration of strategic alternatives and the scheduling of a special meeting of our shareholders. Forward-looking statements are based on the company’s estimates and projections on the date they are made, and are subject to a variety of risks and uncertainties. Actual events, circumstances or results could differ materially from those anticipated by the company or reflected in the forward-looking statements due to a variety of factors, including, but not limited to: our ability to achieve our strategies and the results of these strategies; actual log harvest levels and customer and product focus; our dependence on timber resources; changes or growth in the general domestic and foreign economy, the forest products industry or the specific markets into which we sell products; our ability to achieve anticipated improvements in operating results and earnings and expected cost reductions; risks and costs associated with the restructuring of our manufacturing operations, including the potential divestiture of our sawmill and select converting plants; risks and costs associated with our review of strategic alternatives; our ability to realize anticipated benefits from the sale of higher and better use lands; our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements; our working capital needs, including inventory levels and raw material requirements; unanticipated changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper, paperboard and converted products pricing and demand; our ability to achieve anticipated reductions in the amount of natural gas purchased from third parties; our ability to improve reliability and uptime of equipment, creating a more steady operation and better management of raw material purchases; our ability to achieve anticipated savings and improvements from various business improvement projects and programs within the expected time frames or at all; unexpected capital expenditures and the timing of completion and results of capital expenditure projects; our ability to reduce debt and prioritize the use of excess cash to reduce debt; expected sales of power; possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan); cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial condition and results of operations and our competitive position; developments in the world, national, or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts; implementation or revision of government policies affecting the environment, import and export control and taxes; changes in harvest conditions or regulations affecting our timber operations; adverse weather conditions; availability of excess cash to pay dividends and existence of contractual limitations on our ability to pay dividends; the need to obtain board approval of dividends and other distributions to our shareholders, which approval could be granted or withheld based on, among other things, our results of operations, cash flow and prospects at the time; unforeseen maintenance on capital assets; unforeseen developments in our business; any additional material weaknesses in our internal control over financial reporting that may arise or be identified; our ability to remediate material weaknesses in our internal control over financial reporting; adverse changes in the capital markets or interest rates affecting the cost or availability of financing; disasters and other unforeseen events; potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT; the occurrence of events that require a change in the timing of the REIT election; our previously-undistributed earnings and profits attributable to taxable periods ending prior to January 1, 2006 varying from estimates; our ability to satisfy complex technical rules in order to qualify for or maintain REIT status and to operate effectively within the limitations imposed by those rules; unforeseen developments in our business or in financial markets that could adversely affect our ability to satisfy the conditions for borrowing additional amounts under our credit agreement; and the sensitivity of our stock price to the level of dividends on our common stock.

Readers are cautioned not to place undue reliance on any of the forward-looking statements in this quarterly report on Form 10-Q, which reflect our management’s views as of the date of this report. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not undertake any obligation to update any of the forward-looking statements contained in this quarterly report on Form 10-Q. For additional information about factors that could impact future results, see the risk factors in our most recent annual report on Form 10-K on file with the SEC and the additional risk factors referenced in “Part II—Other Information, Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks on our financial instruments is limited to interest rate changes on our variable rate debt and on our fixed-interest rate swap agreements (“swaps”). The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted-average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $1.8 million based on our outstanding debt as of June 30, 2006 after adjusting for the portion of our debt that has been hedged with fixed interest rate swaps.

We utilize swaps to hedge a portion of our variable rate debt for exposure to changes in cash flows as a result of changes in interest rate movements. With our swaps, we benefit from interest rate increases because interest expense will be lower due to the fact that we pay a fixed interest rate on hedged portion of our variable rate debt. If interest rates fall below the fixed interest rate on our swaps, then we are at risk of incurring higher interest expense than if we had not hedged a portion of our variable rate debt.

In establishing our swaps, we have set the same benchmark interest rate and the interest-reset date for the swap counterparties as for our variable rate debt, thereby reducing our risk of exposure for changes in interest rates. While the benchmark interest rate for the swap counterparties remains fixed throughout the life of each swap, we are allowed under the credit agreement to change our benchmark interest rate on variable rate debt. If we change the benchmark interest rate on our variable rate debt, we could incur a higher interest expense if the benchmark interest rate for the swap counterparties is less than the actual interest rate on our variable interest rate debt.

Our swaps are also subject to changes in fair market value due primarily to changing interest rates, resulting in the recognition of significant unrealized gains or losses. For our four fixed-interest rate swaps that were entered into in June 2006 with notional amounts of $275 million, we recognized a pre-tax unrealized net loss of $0.6 million in other comprehensive loss for the second quarter ended June 30, 2006 for the fair value of these swaps. Further changes in interest rates could result in significant unrealized gains and losses in subsequent periods for the change in fair value of our swaps. Additionally, if we should terminate these swaps in future periods, the fair value cash settlement of these swaps could significantly impact our cash flows.

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

The current status of remediation plans for the material weaknesses is as follows:

Remediation of Material Weaknesses

We disclosed material weaknesses relating to (1) an insufficient complement of personnel with appropriate accounting knowledge and training, (2) ineffective controls over the existence and valuation of supplies inventories, (3) ineffective controls over the valuation of workers’ compensation claims liability and (4) ineffective controls over postretirement medical benefits liability. The material weakness relating to item (4), ineffective controls over postretirement medical benefits liability, was remediated as of December 31, 2005. The material weakness relating to item (3), ineffective controls over the valuation of workers’ compensation claims liability, and the ineffective controls over the existence and valuation of fuel supplies inventories in item (2) were remediated as of March 31, 2006. Our remediation plan to address these material weaknesses was described in the 2005 10-K, for fiscal year ended October 31, 2005, under Item 9A, “Controls and Procedures—Remediation Plan for Material Weaknesses.”

The status of our remediation plan, as of June 30, 2006, with respect to each of the remaining material weaknesses identified in our 2005 Management’s Report is as follows:

1.	Insufficient personnel with appropriate accounting knowledge and training.

During the first quarter of 2006 we hired a Corporate Controller and also a Director of Financial and SEC Reporting. These professionals have extensive experience in financial accounting and reporting. We expect their operational training with us and integration into our accounting department will be completed by the end of 2006. We also intend to enhance our processes for ensuring that validation of our conclusions regarding recent accounting pronouncements and their application to our business transactions are carried out by personnel having the relevant accounting expertise and knowledge of our business. The training and development of our accounting personnel associated with the enhancement of this process is currently in process and will be completed by the end of 2006.

2.	Ineffective controls over supplies inventories.

We have established a new and improved monitoring program or process for determining obsolescence and proper valuation of spare parts inventories that was initiated in January 2006. This new monitoring program is composed of an improved valuation enhancement process provided under our new supply chain management system. We have not had sufficient time to evaluate the operating effectiveness of our new inventory procedure for determining obsolescence in spare parts inventory under this new program. We expect this new obsolescence valuation program for spare parts inventory to be fully implemented and evaluated by the end of 2006.

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

Changes In Internal Control Over Financial Reporting

During the three months ended June 30, 2006, we established internal controls over the documentation of our derivative instruments that are treated as cash flow hedges for a portion of our variable rate debt and also over the testing for hedge high effectiveness and for calculating the ineffectiveness portion of the changes in fair value.

There have been no other changes in our internal control over financial reporting for the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 17, 2006.

Potential divestiture of eight converting facilities may adversely impact our results of operations in future periods.

We announced during the second quarter ended June 30, 2006 that we are exploring the potential divestiture of up to eight converting facilities located in the eastern and central regions of the United States and the Leavenworth sawmill. The converting facilities are part of our converted products segment and the Leavenworth sawmill is included in our timber segment. Based on our current expectations regarding the structure and outcome of these potential divestitures, we did not recognize any write-down for impairment of these assets during the second quarter ended June 30, 2006. Our assessment of the potential proceeds that may be realized from any such divestitures assumes, among other things, that the converting facilities are sold in one or more groups, rather than on an individual basis. If our assumptions prove to be incorrect and the net proceeds we achieve upon any sale of these facilities is less than their recorded net carrying amounts reflected in our consolidated financial statements, we may be required to recognize a write-down for impairment. If a write-down does occur, it could negatively impact our results of operations in subsequent reporting periods, including, but not limited to, the third and fourth quarters of 2006.

We are exploring a range of strategic alternatives to enhance shareholder value that we may not pursue or that may yield unforeseen results.

On July 19, 2006, we announced that our Board of Directors has decided to explore a range of strategic alternatives. These strategic alternatives may include, but are not limited to, continued execution of our operating plan, a sale or merger of the company or other strategic transaction, and a sale of certain of our assets. If we choose to continue to execute our operating plan instead of pursuing other potential alternatives, our stock price could decline. In addition, we may be unsuccessful in implementing an alternative that is chosen by our Board of Directors or we may implement one or more of such alternatives that do not yield expected results, having a material adverse effect on our business, financial condition and results of operations. The process of continuing to review, and potentially executing, certain of the strategic alternatives is likely to be costly and time-consuming and may distract our management from operating the company, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Longview Fibre Company was held on April 6, 2006 at which time the following four Class I directors and one Class III director were elected:

CLASS I DIRECTORS

(Terms to Expire in 2009)

	For	Withheld	Abstained (a)	Broker Non-Vote (a)
David L. Bowden	37,825,544	4,829,411	3,222,862	0
Richard H. Wollenberg	38,749,776	3,905,179	3,222,862	0
Rick L. Bentzinger	39,395,354	3,259,601	3,222,862	0
Curtis M. Stevens	39,393,145	3,261,810	3,222,862	0

CLASS III DIRECTOR

(Term to Expire in 2008)

	For	Withheld	Abstained (a)	Broker Non-Vote (a)
David A. Wollenberg	36,708,133	5,946,822	3,222,862	0

(a) included in the “Withheld” vote tally

The remaining directors of Longview Fibre Company are as follows:

CLASS II DIRECTORS

(Terms to Expire in 2007)

Robert E. Wertheimer

John R. Kretchmer

Robert A. Kirchner

CLASS III DIRECTORS

(Terms to Expire in 2008)

M. Alexis Dow

Michael C. Henderson

Lisa J. McLaughlin

ITEM 5.	OTHER INFORMATION

Nothing to report.

ITEM 6.	EXHIBITS

The exhibits to this quarterly report on Form 10-Q are listed on the accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW FIBRE COMPANY (Registrant)
Date: August 9, 2006

/s/ L. J. MCLAUGHLIN
L. J. McLAUGHLIN
Senior Vice President-Finance, Secretary and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated March 25, 2006 and filed March 30, 2005 (File No. 001-10061))

10.1	First Amendment to Credit Agreement, dated as of June 13, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated June 13, 2005 and filed June 14, 2006 (File No. 001-10061))

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

31.2	Rule 13a-14(a)/15d-14(a) Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President. Chief Executive Officer and Chairman of the Board

32.2	Section 1350 Certification by L. J. McLaughlin, Senior Vice President-Finance, Secretary and Treasurer