Form 10-Q
period 2006-09-30
LONGVIEW FIBRE CO
filed 2006-11-08
CIK 60302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $1.50 ascribed value per share, as of November 6, 2006 was 65,759,006 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share)		(in thousands, except per share)
Net sales
Timber	$43,421	$42,466	$141,779	$146,729
Paper and paperboard	73,462	65,761	211,703	198,972
Converted products	128,734	115,567	358,693	334,468

	245,617	223,794	712,175	680,169
Cost of products sold, including outward freight	205,269	187,304	589,198	556,466

Gross profit	40,348	36,490	122,977	123,703

Selling, administrative and general expenses	23,571	24,485	73,552	68,316
Loss on impairment of assets (Note 13)	10,834	—	10,834	—
Advisory fees and REIT-related expenses (Note 6)	1,349	440	12,675	1,036

Operating profit (loss)
Timber	6,167	17,743	51,804	68,298
Paper and paperboard	(56)	(602)	(8,826)	(2,801)
Converted products	(1,517)	(5,576)	(17,062)	(11,146)

	4,594	11,565	25,916	54,351

Interest income	306	58	756	179
Interest expense	(9,295)	(9,230)	(26,452)	(27,786)
Other income (expense) (Note 9)	(133)	243	(13,430)	756

Income (loss) before taxes	(4,528)	2,636	(13,210)	27,500

Provision (benefit) for income taxes (Note 11)
Current	15	(1,072)	45	4,200
Deferred	(25,922)	2,072	(29,116)	6,000

	(25,907)	1,000	(29,071)	10,200

Net income	$21,379	$1,636	$15,861	$17,300

Per share data (Note 3)
Net income	$0.33	$0.02	$0.24	$0.26
Cash dividends paid:
Regular dividends	$0.23	$0.02	$0.43	$0.05
REIT-Special Earnings and Profits Distribution (Note 2)	$1.17	$—	$1.17	$—
Shares outstanding (Note 3)	65,750	65,750	65,750	65,750

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income	$21,379	$1,636	$15,861	$17,300
Other comprehensive loss, net of tax
Unrealized loss on derivatives (Note 10)	(3,628)	—	(4,027)	—

Other comprehensive income, net of tax	$17,751	$1,636	$11,834	$17,300

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$4,890	$1,608
Accounts and notes receivable	121,298	111,514
Allowance for doubtful accounts	(743)	(1,000)
Refundable income taxes	238	3,898
Inventories, at lower cost or market (Note 4)	72,729	65,727
Other	8,709	9,295

Total current assets	207,121	191,042

Capital assets:
Buildings, machinery and equipment, at cost	1,790,508	1,815,044
Accumulated depreciation	(1,212,279)	(1,186,618)

Costs to be depreciated in future years	578,229	628,426
Plant sites at cost	3,549	3,549

	581,778	631,975

Timber, at cost less depletion	204,450	198,462
Roads, at cost less amortization	8,755	8,967
Timberlands, at cost	25,301	24,807

	238,506	232,236

Total capital assets	820,284	864,211

Pension and other assets	155,169	155,010

Total assets	$1,182,574	$1,210,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$—	$5,115
Trade accounts payable	54,653	48,415
Dividends payable (Note 5)	15,123	—
Advisory fees and REIT-related expenses payable	8,842	1,063
Short-term borrowings (Note 8)	3,700	—
Accrued payroll liabilities	15,843	15,940
Other taxes payable	8,634	6,782
Other accrued liabilities (Note 7)	11,334	17,586
Current portion of long-term debt (Note 8)	3,000	—

Total current liabilities	121,129	94,901

Long-term debt (Note 8)	511,500	428,918

Deferred tax liabilities—net	175,080	205,698

Other liabilities	39,189	36,677

Shareholders’ equity:
Preferred stock; authorized 2,000,000 shares	—	—
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 65,750,230 shares	98,625	76,615
Additional paid-in capital	289,413	3,306
Retained earnings (deficit)	(48,335)	364,148
Accumulated other comprehensive loss (Note 10)	(4,027)	—

Total shareholders’ equity	335,676	444,069

Total liabilities and shareholders’ equity	$1,182,574	$1,210,263

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except per share)	Shares	Amount
Balance at December 31, 2005	51,077	$76,615	$3,306	$364,148	$—	$444,069

Cash dividends of $0.25 per share paid on April 4, 2006	—	—	—	(12,769)	—	(12,769)

Net loss	—	—	—	(11,019)	—	(11,019)

Balance at March 31, 2006	51,077	76,615	3,306	340,360	—	420,281

Cash dividends of $0.30 per share paid on July 3, 2006	—	—	—	(15,323)	—	(15,323)

REIT E&P special dividend distribution (Note 2):
Stock	14,673	22,010	286,107	(308,117)	—	—
Cash	—	—	—	(77,000)	—	(77,000)

Net income	—	—	—	5,501	—	5,501
Other comprehensive loss (Note 10)	—	—	—	—	(399)	(399)

Balance at June 30, 2006	65,750	98,625	289,413	(54,579)	(399)	333,060

Adjustment for actual REIT E&P special cash dividend distribution paid	—	—	—	(12)	—	(12)

Cash dividends of $0.23 per share paid on October 3, 2006 (Note 5)	—	—	—	(15,123)	—	(15,123)

Net income	—	—	—	21,379	—	21,379
Other comprehensive loss (Note 10)	—	—	—	—	(3,628)	(3,628)

Balance at September 30, 2006	65,750	$98,625	$289,413	$(48,335)	$(4,027)	$335,676

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
	Cash provided by (used for) operations:
	Net income	$21,379	$1,636	$15,861	$17,300
	Adjustments to net income for items not requiring (providing) cash:
	Depreciation	17,481	18,264	53,646	53,825
	Depletion and amortization	2,308	2,574	7,398	8,187
	Deferred tax liabilities, net	(25,922)	2,072	(29,116)	6,000
	Loss on impairment and disposition of capital assets (Note 13)	10,871	388	10,572	692
	Swap gains and debt costs from early extinguishment of debt (Note 9)	—	—	(742)	—
	Change in:
	Accounts and notes receivable	(3,342)	5,603	(10,041)	(75)
	Refundable income taxes	991	(4,675)	3,660	—
	Federal income taxes payable	—	2,700	—	2,700
	Inventories	(4,131)	3,089	(7,002)	(1,160)
	Other	(1,609)	(1,287)	586	(196)
	Pension and other noncurrent assets	3,183	(1,313)	1,990	(2,780)
	Trade accounts payable and accrued liabilities	4,537	(9,276)	1,770	(1,134)
	Advisory fees and REIT-related expenses payable	(874)	—	7,779	—
	Other liabilities	179	163	614	(443)

	Cash provided by operations	25,051	19,938	56,975	82,916

	Cash provided by (used for) investing:
Additions to:	Plant and equipment	(4,971)	(7,069)	(16,984)	(24,086)
	Timber and timberlands	(10,476)	(1,295)	(14,526)	(8,191)
	Proceeds from sale of capital assets	3,362	201	3,792	2,134

	Cash used for investing	(12,085)	(8,163)	(27,718)	(30,143)

	Cash provided by (used for) financing:
	Additions to long-term debt	75,000	48	314,086	144
	Payments of long-term debt (Note 8)	(14,000)	—	(229,000)	—
	Short-term borrowings, net	3,700	(8,000)	3,700	(51,000)
	Debt issue costs	—	—	(4,542)	—
	Payable to bank resulting from checks in transit	—	(2,416)	(5,115)	838
	Cash dividends paid	(92,335)	(1,022)	(105,104)	(3,065)

	Cash used for financing	(27,635)	(11,390)	(25,975)	(53,083)

	Change in cash position	(14,669)	385	3,282	(310)
	Cash position, beginning of period	19,559	1,570	1,608	2,265

	Cash position, end of period	$4,890	$1,955	$4,890	$1,955

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis for Presentation

The accompanying unaudited consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, and the adjustments for (1) the cumulative effect from prior periods for our reporting as a REIT in the third quarter of 2006, as discussed in Note 11, (2) the changes in estimates to pension expense, as discussed in Note 12, and (3) the write-down for impairment of the Leavenworth sawmill, as discussed in Note 13, and disclosures necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows except that, in accordance with the instructions to Form 10-Q, certain information and note disclosures made in the latest annual report have been condensed or omitted from the accompanying consolidated financial statements. Accordingly, these consolidated financial statements should be read in conjunction with our latest annual report.

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders’ equity.

Recent Accounting Pronouncements and Developments

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity. The reporting of a correction of an error, by restating previously issued financial statements, is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006, and it did not have an impact on the consolidated financial statements for the three and nine months ended September 30, 2006.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No.
04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), addressing the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (such as our buy/sell agreements). EITF 04-13 states that finished goods sold to acquire work-in-process inventories should be recognized at fair value, while work-in-process inventories sold to acquire work-in-process or finished goods inventories should be recognized at their carrying values. The adoption of this interpretation is effective for new or modified agreements for fiscal periods beginning on or after March 16, 2006. The adoption of EITF 04-13 did not have a material effect on the consolidated financial statements for the three and nine months ended September 30, 2006.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Under SAB 108, both methods are required to be used in evaluating materiality. If misstatements are determined to be material under either approach, we can elect to either restate our financial statements or recognize a cumulative effect adjustment in beginning retained earnings (deficit) in the year of adoption of SAB 108. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact that adoption of SAB 108 will have on our consolidated financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 is effective for years ending after December 15, 2006 and requires us to recognize prospectively adjustments to assets, liabilities and shareholders’ equity (through accumulated other comprehensive loss) in our consolidated balance sheet as of December 31, 2006 for the difference between the fair values of plan assets and the benefit obligations of our pension and postretirement health care plans. We are currently evaluating the impact of SFAS 158 to determine the effect on our consolidated balance sheet as of December 31, 2006. We expect that the impact may be material, resulting in a reduction of our shareholders’ equity. SFAS 158 will not have any impact on our earnings during 2006 or for periods after December 31, 2006.

Note 2—REIT Conversion and Special Distribution

Effective January 1, 2006, we restructured our operations to qualify for treatment as a real estate investment trust (“REIT”) for federal income tax purposes. Our election for Longview Fibre Company to be taxed as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006. As a REIT, Longview Fibre Company will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders.

Our assets and businesses that cannot be held or operated directly by Longview Fibre Company, consistent with REIT tax rules, were transferred, effective December 31, 2005, to Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a newly formed, wholly-owned, taxable REIT subsidiary of Longview Fibre Company (“Company”). Longview TRS is subject to corporate-level income tax on its earnings. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants, our sawmill, and the related businesses and operations. As required by REIT tax rules, we changed our fiscal year end from October 31 to December 31, effective January 1, 2006.

To qualify as a REIT, effective January 1, 2006, we were required, among other things, to distribute to our shareholders in a taxable distribution, our previously undistributed earnings and profits (“E&P”) attributable to taxable periods ending prior to January 1, 2006. On August 7, 2006, we made this one-time special cash-and-stock distribution of E&P (“REIT E&P Special Dividend Distribution”), including amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. The REIT E&P Special Dividend Distribution of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P Special Dividend Distribution) aggregated $385.1 million, which consisted of $77.0 million in cash and 14,673,663 shares of our common stock valued (based on a per-share value of $20.997) at $308.1 million.

The REIT E&P Special Dividend Distribution was declared by our Board of Directors on June 14, 2006, payable on August 7, 2006 to shareholders of record at the close of business on June 26, 2006. Accordingly, we recognized the REIT E&P Special Dividend Distribution in the second quarter ended June 30, 2006 as a $385.1 million reduction in “Retained earnings”, with the $308.1 million stock portion as an increase in “Common stock” and “Additional paid-in capital” and the $77.0 million cash portion as a current liability. The consolidated statements of operations give retroactive effect under “Per share data” and “Shares outstanding” for all periods presented to the shares issued in the REIT E&P Special Dividend Distribution (see Note 3).

Since the REIT E&P Special Dividend Distribution was made on August 7, 2006, we have recognized the income tax benefits from our election to be taxed as a REIT in the consolidated statements of operations during the third quarter ended September 30, 2006. This includes recognition in the third quarter of the cumulative effect of the income tax benefits from prior periods, including the first and second quarters of 2006, as discussed in Note 11.

Note 3—Earnings Per Share

Basic earnings per share is based on the number of shares of common stock outstanding. We do not have dilutive securities. Therefore, our basic and diluted earnings per share are the same for all periods presented in the consolidated statements of operations.

Net income per share and cash dividends paid per share are computed using the number of common shares outstanding during the period after giving retroactive effect to all periods presented for the 14,673,663 additional shares issued as part of the REIT E&P Special Dividend Distribution (see Note 2).

Earnings per share for each period presented is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share)
Numerator:
Net income	$21,379	$1,636	$15,861	$17,300
Cash dividends paid:
Regular dividends	$15,323	$1,022	$28,092	$3,065
REIT-Special Earnings and Profits Distribution (Note 2)	$77,012	$—	$77,012	$—
Denominator:
Basic	65,750	65,750	65,750	65,750
Diluted	65,750	65,750	65,750	65,750
Basic and Diluted earnings per share:
Net income per share	$0.33	$0.02	$0.24	$0.26
Cash dividends paid per share:
Regular dividends per share	$0.23	$0.02	0.43	$0.05
REIT-Special Earnings and Profits Distribution per share	$1.17	$—	$1.17	$—

Note 4—Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$31,186	$30,909
Goods in process	38,214	32,479
Raw materials	5,513	6,525
Supplies (at average cost)	45,769	41,180

	120,682	111,093
LIFO reserve	(47,953)	(45,366)

Total inventories	$72,729	$65,727

Note 5—Dividends Payable

For the third quarter ended September 30, 2006, our Board of Directors declared a cash dividend of $0.23 per share, or $15.1 million, to shareholders of record at the close of business on September 15, 2006, which was paid on October 3, 2006.

Note 6—Advisory Fees and REIT-related Expenses

Advisory fees and REIT-related expenses consist of (1) advisory fees paid or payable to two investment banking firms that we engaged during the first quarter of 2006 to provide us with financial advisory services in connection with, among other things, assistance in executing our decision to explore strategic options, and (2) legal fees in connection with the REIT conversion.

Note 7—Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Workers’ compensation liabilities	$9,442	$7,513
Accrued interest on debt	1,892	10,073

Total other accrued liabilities	$11,334	$17,586

Note 8—Long-term Debt

Credit Agreement

Our credit agreement provides $700 million of borrowing capacity consisting of a $200 million five-year senior secured term loan A facility (“Term Loan A Facility”), a $300 million seven-year senior secured term loan B facility (“Term Loan B Facility”), and a $200 million five-year senior secured revolving credit facility (“Revolving Credit Facility”). As of September 30, 2006, the Term Loan A and Term Loan B Facilities were fully utilized and the Revolving Credit Facility had outstanding borrowings of $3.7 million, consisting of short-term “swingline” loans. Accordingly, we have classified these swingline loans as “Short-term borrowings” in the consolidated balance sheet.

Our credit agreement was amended during the second quarter of 2006 to (1) modify certain financial covenants, (2) include an option to increase the borrowing commitment in the amount of $50 million (to be applied pro rata across the Revolving Credit Facility and the Term Loan A Facility), and (3) include the $300 million Term Loan B Facility. The amount of timberlands providing collateral under the credit agreement was also increased to maintain a collateral value of two times the total commitments of the amended credit agreement. The Term Loan B Facility requires quarterly principal payments of 1% per annum with the remaining outstanding balance due on June 13, 2013.

During the nine months ended September 30, 2006, we drew all of the $300 million Term Loan B Facility to (1) retire our 10% Senior Subordinated Notes due in 2009 totaling $215 million, (2) pay a portion of the $77.0 million cash dividends of the REIT E&P Special Dividend Distribution (see Note 2), (3) pay interest in connection with the retirement of the Senior Subordinated Notes, (4) pay fees and expenses relating to the REIT conversion and retirement of the Senior Subordinated Notes, and (5) pay consent and redemption premiums and tender fees relating to the retirement of the Senior Subordinated Notes.

Our remaining borrowing capacity as of September 30, 2006 was $186.4 million under all credit facilities, after reduction for outstanding letters of credit of $9.9 million and “swingline” loans of $3.7 million.

Retirement of Senior Subordinated Notes

On June 13, 2006, we consummated a tender offer and consent solicitation with respect to our 10% Senior Subordinated Notes due in 2009, purchasing $213.7 million principal amount of the Senior Subordinated Notes. The remaining $1.3 million principal amount of the Senior Subordinated Notes that we did not purchase in the tender offer was redeemed on July 13, 2006.

Note 9—Net Financing Expenses Related to Retirement of Senior Subordinated Notes

In connection with the early extinguishment of our Senior Subordinated Notes, as discussed in Note 8, we incurred net expenses totaling $11.1 million, consisting of cash payments of (1) $11.3 million for consent and redemption premiums, and (2) $0.5 million for tender fees, offset by (3) net non-cash income of $0.7 million, consisting of: (a) $3.6 million of net deferred income on previously terminated interest rate swap agreements, less (b) $2.4 million of deferred debt issue costs, and (c) $0.5 million of unamortized debt discount costs. This net expense was included in “Other income (expense)” in the consolidated statement of operations for the nine months ended September 30, 2006.

Note 10—Accounting for Derivative Instruments and Hedging Activities

We use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on our variable rate debt. We have designated these swaps as cash flow hedges. To receive hedge accounting treatment, all of our swaps are formally documented at the inception of each hedge and the hedges must be highly effective at swap inception and at least quarterly in offsetting changes to future cash flows on hedged transactions. If our swaps are highly effective, the change in fair value, net of income taxes, is recorded in other comprehensive income or loss, except for any ineffectiveness portion of the fair value change, as discussed in a following paragraph, which is recognized in earnings. If our swaps are not highly effective, then we record the change in fair value in earnings. All of our swaps were highly effective through September 30, 2006.

We have entered into four swaps for notional amounts totaling $275.0 million, or 55% of $500.0 million of our two variable rate Term Loan A and Term Loan B Facilities (see Note 8), that fixed the interest rates at rates ranging from 5.45% to 5.69%, plus a spread of 1.50% to 1.75% applicable to the variable rate debt.

We determine the ineffectiveness portion of the fair value change in our swaps by comparing to hypothetical swaps that identically match the critical terms of our variable rate debt. There was no ineffectiveness in the change in the fair value of our swaps for the three and nine months ended September 30, 2006.

The fair values of our swaps were estimated using pricing models widely used in financial markets and represent the amounts at September 30, 2006 that we would receive or pay if the swaps were terminated. For the three months ended September 30, 2006, we recognized $3.6 million in other comprehensive loss, consisting of the net adjustment to fair value of the swaps of $4.9 million less income tax benefits of $1.3 million. For the nine months ended September 30, 2006, we recognized $4.0 million in other comprehensive loss, consisting of the cumulative net adjustment to fair value of the swaps of $5.5 million less income tax benefits of $1.5 million.

Note 11—Provision (Benefit) for Income Taxes

For federal tax purposes our election to qualify as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006. As a REIT, we will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. We expect to distribute all of our 2006 income and gains from investments in real estate to our shareholders. Longview TRS, however, is subject to corporate-level income tax on its earnings.

Since we have completed substantially all of the requirements for converting to a REIT, including the payment of the REIT E&P Special Dividend Distribution on August 7, 2006, as discussed in Note 2, we have recognized the income tax benefits from our election to be taxed as a REIT in the consolidated statements of operations during the third quarter ended September 30, 2006. This includes recognition in the third quarter of the cumulative effect of the income tax benefits from prior periods, including the first and second quarters of 2006.

REIT earnings are generally not subject to corporate income taxes when such earnings are distributed to shareholders. The reason for the benefit for income taxes for the three and nine months ended September 30, 2006 is related to our recognition of the cumulative effect of reporting as a REIT during the third quarter of 2006. As a result, we recognized $20.0 million in cumulative income tax benefits during the three months ended September 30, 2006, consisting of the elimination of pre-conversion net deferred tax liabilities of $8.0 million, and REIT income tax benefits of $2.2 million and $9.8 million from REIT earnings generated in the first and second quarters of 2006, respectively. In addition, we have recognized a $4.4 million income tax benefit in the third quarter related to REIT earnings for the three months ended September 30, 2006.

We have also recognized income tax benefits from losses generated by Longview TRS during the three and nine months ended September 30, 2006 because we expect to realize such benefits for income tax purposes in periods after December 31, 2006 from (a) future Longview TRS earnings, (b) the reversal of temporary differences due primarily to depreciation previously recognized as deferred tax liabilities, and (c) tax planning strategies, if necessary. Accordingly, we have not recognized a valuation allowance for the tax benefits from Longview TRS losses during the three and nine months ended September 30, 2006.

Note 12—Retirement and Postretirement Benefit Plans

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

The following table sets forth the components of net periodic (income) expense for the pension and postretirement health care plans:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of net periodic (income) expense:
Service cost—benefits earned during year	$2,498	$2,033	$328	$326
Interest cost on benefit obligation	7,109	6,119	521	622
Expected return on plan assets	(10,196)	(10,957)	—	—
Amortization of prior service cost	2,806	1,479	—	—
Amortization of actuarial losses (gains)	425	—	(34)	32
Amortization of transition obligation	—	—	125	124

Net periodic (income) expense	$2,642	$(1,326)	$940	$1,104

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Components of net periodic (income) expense:
Service cost—benefits earned during year	$7,755	$6,973	$1,086	$1,050
Interest cost on benefit obligation	19,602	18,313	1,701	1,780
Expected return on plan assets	(30,588)	(32,873)	—	—
Amortization of prior service cost	4,966	4,417	—	—
Amortization of actuarial losses	1,219	—	42	86
Amortization of transition obligation	—	—	374	374

Net periodic (income) expense	$2,954	$(3,170)	$3,203	$3,290

Beginning with the nine months ended September 30, 2006, we changed our measurement date for the pension and postretirement health care plans from October 31 to December 31. Therefore, net periodic (income) expense for three and nine months ended September 30, 2006 and 2005 is based on actuarial computations for the year ending December 31, 2006 and for the year ended October 31, 2005, respectively. We also changed the discount rate used for developing the net periodic (income) expense for the pension and postretirement health care plans from 6.0% for the year ended October 31, 2005 to 5.75% for the year ending December 31, 2006.

Additionally, certain employee union agreements were modified requiring additional recognition of net periodic expense for the defined benefit pension plans during the third quarter of 2006. The effect of the changes in estimates increased net periodic expense for the defined benefit pension plans by $4.1 million for the year ending December 31, 2006. As a result of the changes in estimates to our net periodic expense for the defined benefit pension plans, we recognized a pension expense of $2.6 million in the third quarter of 2006, of which $1.6 million related to the third quarter and $1.0 million was a catch-up expense for prior quarters. The remaining difference of $1.5 million will be recognized in the fourth quarter of 2006.

Net periodic expense for 2006 for the pension plans and the postretirement health care plan is expected to be $4.7 million and $4.3 million, respectively.

We did not make any contributions to our pension plans for the three and nine months ended September 30, 2006 and 2005. We contributed $0.7 million and $0.5 million in postretirement health care plan benefits for the three months ended September 30, 2006 and 2005, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively.

We also maintain multiple voluntary 401(k) savings plans for most employees who have completed one year of continuous service. We make matching contributions to these plans based on contributions made by employees. For the three months ended September 30, 2006 and 2005, we contributed $0.6 million and $0.7 million, respectively, to these plans. For the nine months ended September 30, 2006 and 2005 we contributed $1.9 million each to these plans.

Note 13—Impairment Assessment and Possible Divestiture of Converting Plants and Leavenworth Sawmill

We continually review our capital assets, consisting primarily of buildings, machinery and equipment, and timber and timberlands for impairment at least annually or when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We also review from time-to-time possible dispositions of various assets in light of current and anticipated economic and industry conditions, our operating plan and other relevant circumstances. Because a determination to dispose of particular assets can require us to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges to operations in connection with a decision to dispose of assets in subsequent quarters once a definitive plan or program for divestiture of these assets has been implemented.

We are currently exploring the possibility of divesting eight of our converting plants located in the eastern and central regions of the United States and we announced the closing of our sawmill located in Leavenworth, Washington (see Note 16). These converting plants are part of the Converted Products segment while our Leavenworth sawmill is included in the Timber segment.

Except for the Leavenworth sawmill, and based on our expectations regarding the structure and outcome of the possible divestiture of the eight converting plants, we concluded that the undiscounted cash flows from the manufacturing segments, both with and without the eight converting plants being considered for divestiture, exceeds their carrying values. However, if subsequent information determines that these facilities are required to be sold as individual converting plants or in more than one or two groups, there is a possibility that material write downs of such assets could occur in later periods.

Impairment Loss on Leavenworth Sawmill

As discussed in Note 16, we announced the closing of our Leavenworth sawmill and are currently seeking a buyer. Based on the most recent non-binding offer price for the Leavenworth sawmill, we have determined that its fair value is lower than its net carrying value. Therefore, we have reduced the net carrying value of the Leavenworth sawmill by $10.8 million. This impairment adjustment has been reported as “Loss on impairment of assets” in the consolidated statements of operations for the three and nine months ended September 30, 2006. If we eventually dispose of the Leavenworth sawmill, we expect to incur termination and shut down costs of approximately $1.0 million, most of which will be recognized in the fourth quarter of 2006. Further, write-downs for impairment of the sawmill could occur in subsequent quarters if we are unable to sell or dispose of the sawmill at the adjusted net carrying value.

Note 14—Shareholder Rights Plan

A full discussion of our shareholder rights plan can be found in our Annual Report on Form 10-K for the year ended October 31, 2005 under Item 8, Note 13 to the consolidated financial statements.

In connection with the REIT E&P Special Dividend Distribution (see Note 2), the purchase price for each whole share of our common stock pursuant to the exercise of a right under the shareholder rights plan was adjusted from $50.00 to $36.79.

Note 15—Dividend Reinvestment Plan

During the third quarter ended September 30, 2006, we established a Dividend Reinvestment Plan (“Plan”) whereby shareholders may elect to have cash dividends we pay on all or a percentage of their common shares automatically reinvested in shares of our common stock. Dividends reinvested will be used to purchase shares, at our option, either:

•	On the open market, at the weighted-average price per share of all shares purchased by the plan administrator on the investment date; or

•	From us, at a price per share equal to the average of the high and low sales prices of our common stock on the New York Stock Exchange on the investment date.

Unissued common shares totaling 3,250,000 have been reserved by us for reinvestment of cash dividends under the Plan. As of September 30, 2006, none of these shares were issued. On October 3, 2006, in connection with the payment of the cash dividends declared in the third quarter of 2006 (see Note 5), we issued 8,776 shares of common stock at $20.255 per share to those shareholders that elected to automatically reinvest their cash dividends.

Note 16—Subsequent Event

Closure of Leavenworth Sawmill

On October 11, 2006, we announced our intention to close our Leavenworth sawmill operations. We expect the closure to be completed in December 2006. If we eventually dispose of and/or close the Leavenworth sawmill, we expect to incur termination and shut down costs of approximately $1.0 million, most of which will be recognized in the fourth quarter of 2006 (see Note 13).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See ”Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We are a forest, paper and packaging products company engaged in three primary businesses and operating segments:

(1)	Timber: The ownership and management of approximately 589,000 acres of timberlands in Oregon and Washington, which principally produce softwood logs for construction lumber, plywood and wood chips, and a sawmill in Leavenworth, Washington which principally produces lumber. We plan to close the Leavenworth sawmill in December 2006 and are currently seeking a buyer (see Notes 13 and 16 to the consolidated financial statements);

(2)	Paper and Paperboard: The ownership and operation of our Longview mill, which produces kraft paper and paperboard, including corrugating medium and linerboard, which are combined by others and also at certain of our converting plants to make corrugated containers; and lightweight kraft paper and heavier grades of paper used by others to produce multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries; and

(3)	Converted Products: The ownership and operation of fifteen (15) converting plants in the western, central and eastern United States, which primarily produce corrugated shipping containers typically used for the packaging of items such as fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. We are currently exploring the divestiture of eight of these converting plants, as discussed in Note 13 to the consolidated financial statements.

OPERATING PLAN

In April 2006, we announced changes in our operating plan intended to increase our cash flow and enhance our shareholder value. The principal changes to our operating plan involve an acceleration of our timber harvest, an increased focus on monetization of higher and better use (“HBU”) lands and restructuring of our manufacturing operations:

•	We expect to increase our average annual timber harvest from 275 million board feet to 325 million board feet over the next five years. We expect to harvest approximately 290 million board feet to 300 million board feet for the year ending December 31, 2006.

•	We have classified approximately 34,000 acres of our timberlands as priority HBU tracts for potential sale. We expect to realize an aggregate of $4 million to $5 million annually from HBU land sales in 2006 and for each of the next ten years.

•	We plan to close our Leavenworth sawmill by December 2006 and are currently seeking a buyer to acquire the facility. We are also exploring the potential divestiture of eight of our converting plants located in the central and eastern United States within the coming months. We believe the divestiture of these manufacturing assets would enhance our operating performance and provide additional cash to reduce debt.

In connection with the adjustments to our operating plan, we also announced a change in our dividend policy, increasing the quarterly cash dividend we intend to pay on our common stock to $0.92 per share on an annualized basis. The first such dividend was paid on July 3, 2006 to our shareholders of record at the close of business on June 15, 2006 and amounted to $0.23 per share. All such dividends per share reflect the adjustment for the shares issued in the REIT E&P Special Dividend Distribution paid on August 7, 2006, as discussed in Note 2 to the consolidated financial statements.

HIGHLIGHTS OF RESULTS OF BUSINESS SEGMENTS AND CONSOLIDATED OPERATIONS

Our Timber segment generated $6.2 million and $51.8 million of operating profit on net sales of $43.4 million and $141.8 million for the three and nine months ended September 30, 2006, respectively, compared to $17.8 million and $68.3 million on net sales of $42.4 million and $146.7 million for the three and nine months ended September 30, 2005, respectively.

Our Paper and Paperboard segment had an operating loss of $(0.1) million and $(8.8) million, based on net sales of $73.5 million and $211.7 million for the three and nine months ended September 30, 2006, respectively, as compared to an operating loss of $(0.6) million and $(2.8) million, based on net sales of $65.8 million and $199.0 million for the three and nine months ended September 30, 2005, respectively.

Our Converted Products segment had an operating loss of $(1.5) million and $(17.1) million, based on net sales of $128.7 million and $358.7 million for the three and nine months ended September 30, 2006, respectively, compared to an operating loss of $(5.6) million and $(11.1) million, based on net sales of $115.6 million and $334.5 million for same periods in 2005. Converted Products segment net sales accounted for the largest amount of net sales of all of our segments, amounting to 52.4% and 50.4% of our total net sales for the three and nine months ended September 30, 2006, respectively, compared to 51.6% and 49.2% for the same periods in 2005.

Overall operating profit for all of our business segments was $4.6 million and $25.9 million, respectively, for the three and nine months ended September 30, 2006 and $11.6 million and $54.4 million, respectively, for the three and nine months ended September 30, 2005. See “—Selected Segment Statistics and Results of Operations” below.

The operating results and cash flows of our business segments have been and will continue to be influenced by a variety of factors, including the cyclical nature of the forest products industry, changes in timber prices and in the harvest levels from our timberlands, competition, changes in our principal expenses for the Paper and Paperboard and Converted Products segments, such as labor, fiber and energy costs, asset dispositions, and other factors.

Our Paper and Paperboard and Converted Products segments are capital intensive and require large amounts of energy and fiber to produce our products. Energy and fiber costs are volatile and can fluctuate because of economic and other conditions. Selling prices of our products have not always increased in response to these price increases and our results of operations for these segments have been and may in the future be adversely affected if we are unable to pass on cost increases to our customers.

For additional factors affecting our results, refer to Item 1 and Item 7 contained in our Annual Report on Form 10-K for the year ended October 31, 2005.

REIT CONVERSION AND RECOGNITION IN THIRD QUARTER OF 2006

On July 27, 2005, our Board of Directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a real estate investment trust (“REIT”), for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate taxes on income and gains from investments in real estate to the extent that it distributes such income and gains to its shareholders. Our principal REIT-qualifying investment consists of timberlands. As a REIT, we will continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations and on earnings from real estate investments that are not distributed to our shareholders. Our election to be taxed as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006.

In order to comply with REIT qualification requirements, in December 2005, we transferred those assets and businesses that cannot be held or operated directly by Longview Fibre Company to our wholly-owned subsidiary Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a taxable REIT subsidiary (TRS). The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants and our sawmill, and the related businesses and operations. Longview Fibre Company, and not Longview TRS, will continue to own and manage substantially all of our approximately 589,000 acres of timberlands.

On August 7, 2006, we completed the last major step in our REIT conversion process by distributing to our shareholders our previous undistributed earnings and profits (“E&P”) attributable to taxable periods ending prior to January 1, 2006, including amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. The REIT E&P Special Dividend Distribution amounted to $385.1 million in the aggregate, consisting of 14,673,663 shares of our common stock valued at $20.997 per share, or $308.1 million, and $77.0 million in cash.

We have recognized, in the third quarter ended September 30, 2006 consolidated financial statements, the cumulative effect of the income tax benefits totaling $20.0 million from prior periods from our election to be taxed as a REIT. The cumulative effect consisted of the elimination of pre-conversion net deferred tax liabilities of $8.0 million and REIT income tax benefits of $2.2 million and $9.8 million from REIT earnings generated in the first and second quarters of 2006, respectively. In addition, we have recognized a $4.4 million income tax benefit in the third quarter related to REIT earnings for the three months ended September 30, 2006.

We expect that Longview Fibre Company’s unconsolidated income will consist primarily of net capital gains from the sale of standing timber to Longview TRS at market prices. This income, and any other income derived from owning and managing our timberlands, generally will not be subject to corporate-level income tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

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

Under the Internal Revenue Code of 1986 as amended, no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are taxable REIT subsidiaries, such as Longview TRS. This limitation may affect our ability to make investments in non-REIT-qualifying operations, from REIT generated income, including our manufacturing operations, which are held by Longview TRS. This limitation would not apply to reinvestment of funds generated by Longview TRS in its manufacturing assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of consolidated results for the three and nine months ended September 30, 2006 and 2005 (in millions of dollars):

	Three Months Ended September 30,
			Increase (Decrease)
	2006	2005	$	Percentage
Net sales	$245.6	$223.8	$21.8	9.7%
Cost of products sold, including outward freight	205.3	187.3	18.0	9.6

Gross profit	40.3	36.5	3.8	10.4
Selling, administrative and general expenses	23.6	24.5	(0.9)	(3.7)
Loss on impairment of assets	10.8	—	10.8	—
Advisory fees and REIT-related expenses	1.3	0.4	0.9	—

Operating profit	4.6	11.6	(7.0)	(60.3)
Interest expense, net of interest income	(9.0)	(9.2)	(0.2)	(2.2)
Other income (expense)	(0.1)	0.2	(0.3)	—

Income (loss) before taxes	(4.5)	2.6	(7.1)	—
Provision (benefit) for income taxes	(25.9)	1.0	(26.9)	—

Net income	$21.4	$1.6	$19.8	—%

	Nine Months Ended September 30,
			Increase (Decrease)
	2006	2005	$	Percentage
Net sales	$712.2	$680.2	$32.0	4.7%
Cost of products sold, including outward freight	589.2	556.5	32.7	5.9

Gross profit	123.0	123.7	(0.7)	(0.6)
Selling, administrative and general expenses	73.6	68.3	5.3	7.8
Loss on impairment of assets	10.8	—	10.8	—
Advisory fees and REIT-related expenses	12.7	1.0	11.7	—

Operating profit	25.9	54.4	(28.5)	(52.4)
Interest expense, net of interest income	(25.7)	(27.6)	(1.9)	(6.9)
Other income (expense)	(13.4)	0.7	(14.1)	—

Income (loss) before taxes	(13.2)	27.5	(40.7)	—
Provision (benefit) for income taxes	(29.1)	10.2	(39.3)	—

Net income	$15.9	$17.3	$(1.4)	(8.1)%

Consolidated Results of Operations

Net Sales—Net sales for the three months ended September 30, 2006 were $245.6 million compared to $223.8 million for the same period in 2005, an increase of $21.8 million, or 9.7%. Net sales grew $7.7 million, or 11.7%, in the Paper and Paperboard segment, and $13.1 million, or 11.3%, in the Converted Products segment.

Net sales for the nine months ended September 30, 2006 were $712.2 million compared to $680.2 million for the same period in 2005, an increase of $32.0 million, or 4.7%. This is due to increases in our Paper and Paperboard segment net sales of $12.7 million, or 6.4%, and increases in our Converted Products segment net sales of $24.2 million, or 7.2%, offset by decreases in our Timber segment net sales of $4.9 million, or 3.3%.

See “—Selected Segment Statistics and Results of Operations” below.

Cost of Products Sold—Cost of products sold for the three months ended September 30, 2006 was $205.3 million, or 83.6% of total net sales, compared to $187.3 million, or 83.7% of total net sales, for the same period in 2005.

Cost of products sold for the nine months ended September 30, 2006 was $589.2 million, or 82.7% of total net sales, compared to $556.5 million, or 81.8% of total net sales, for the same period in 2005. This increase as a percentage of net sales was due primarily to (1) a lower first quarter timber harvest compared to the same period in 2005, and (2) cost increases in 2006 for (a) logging and hauling costs in our Timber segment in the first quarter, (b) fiber and bleached pulp costs in our Paper and Paperboard segment due to wood chip shortages, (c) energy costs in our Paper and Paperboard segment, and (d) labor and benefits.

See “—Selected Segment Statistics and Results of Operations” below.

Selling, Administrative and General Expenses—Selling, administrative and general expenses for the three months ended September 30, 2006 were $23.6 million, or 9.6% of total net sales, compared to $24.5 million, or 10.9% of total net sales, for the same period in 2005. Selling, administrative and general expenses decreased by $0.9 million in 2006, or 3.7%, compared to the same period in 2005 due primarily to our overall effort to reduce our costs during the three months ended September 30, 2006.

Selling, administrative and general expenses for the nine months ended September 30, 2006 were $73.6 million, or 10.3% of total net sales, compared with $68.3 million, or 10.0% of net sales, for the same period in 2005. Selling, administrative and general expenses increased by $5.3 million in 2006, or 7.8%, compared to the same period in 2005 due primarily to increased costs associated with (1) legal and consulting fees for Sarbanes-Oxley Act compliance and financing-related projects, (2) audit costs, and (3) salaries and benefits.

Loss on Impairment of Assets—As discussed in Note 13 to the consolidated financial statements, we took an impairment charge of $10.8 million on our Leavenworth sawmill during the three months ended September 30, 2006 to adjust the net carrying value to the fair value of the sawmill.

Advisory Fees and REIT-related Expenses—Advisory fees and REIT-related expenses for the three and nine months ended September 30, 2006 were $1.3 million and $12.7 million, respectively, compared to $0.4 million and $1.0 million, respectively, for the same periods in 2005. The significant increase of $11.7 million during the nine months ended September 30, 2006 compared to the same period in 2005 was due primarily to financial advisory fees incurred in connection with, among other things, assistance in executing our decision to explore strategic options.

Operating Profit—Operating profit for the three and nine months ended September 30, 2006 was $4.6 million and $25.9 million, respectively, compared to $11.6 million and $54.4 million for the same periods in 2005. See “—Selected Segment Statistics and Results of Operations” below.

Interest Expense, Net—Interest expense, net of interest income, for the three and nine months ended September 30, 2006 was $9.0 million and $25.7 million, respectively, compared to $9.2 million and $27.6 million for the same periods in 2005, a decrease of $0.2 million and $1.9 million, respectively. The decreases were due primarily to lower average interest rates resulting from (1) the prepayment of $124.5 million of higher interest rate Senior Notes in December 2005, and (2) the early redemption of $215 million of higher interest rate Senior Subordinated Notes in June 2006 with the proceeds of lower interest rate bank debt, offset by higher borrowing required to fund the REIT E&P Special Dividend Distribution.

Other Income (Expense)—Other income (expense) for the nine months ended September 30, 2006 was an expense of $13.4 million compared to income of $0.7 million for the same period in 2005, an increase of $14.1 million. This increase was due primarily to $11.1 million in net expenses related to the early redemption of our Senior Subordinated Notes during the second quarter of 2006, consisting of consent and redemption premiums and tender expenses paid in cash of $11.8 million, offset by a net gain of $0.7 million for non-cash write-offs from deferred terminated swap gains, and deferred debt issue and discount costs.

Provision (Benefit) for Income Taxes —The provision (benefit) for income taxes has been determined based on effective income tax rates applicable to us as a REIT for federal income tax purposes for the three and nine months ended September 30, 2006 and as a taxable corporation for the three and nine months ended September 30, 2005. The benefit for income taxes for the three and nine months ended September 30, 2006 was $25.9 million and $29.1 million, respectively, compared to a tax provision of $1.0 million and $10.2 million, respectively, for the three and nine months ended September 30, 2005.

Our election to qualify as a REIT will be effective as of January 1, 2006. As a REIT, we will generally not be subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. We expect to distribute all of our 2006 income and gains from investments in real estate to our shareholders. Longview TRS, however, is subject to corporate-level income tax on its earnings.

The reason for the benefit for income taxes for the three and nine months ended September 30, 2006 is related to our recognition of the cumulative effect of reporting as a REIT during the third quarter of 2006. As a result, we recognized $20.0 million in cumulative income tax benefits during the three months ended September 30, 2006, consisting of the elimination of pre-conversion net deferred tax liabilities of $8.0 million, and REIT income tax benefits of $2.2 million and $9.8 million from REIT earnings generated in the first and second quarters of 2006, respectively. In addition, we have recognized a $4.4 million income tax benefit in the third quarter related to REIT earnings for the three months ended September 30, 2006.

We have also recognized income tax benefits from losses generated by Longview TRS during the three and nine months ended September 30, 2006 because we expect to realize such benefits for income tax purposes in periods after December 31, 2006 from (a) future Longview TRS earnings, (b) the reversal of temporary differences due primarily to depreciation previously recognized as deferred tax liabilities, and (c) tax planning strategies, if necessary. Accordingly, we have not recognized a valuation allowance for the tax benefits from Longview TRS losses during the three and nine months ended September 30, 2006.

Net Income—

Results for the Three Months Ended September 30, 2006 and 2005

Net income for the three months ended September 30, 2006 was $21.4 million compared to $1.6 million for the same period in 2005, an increase of $19.8 million. Net income for the three months ended September 30, 2006 increased due primarily to nonrecurring income tax benefits of $20.0 million resulting from the cumulative effect from prior periods from our reporting as a REIT during the third quarter ended September 30, 2006 and from a $4.4 million income tax benefit from REIT earnings generated during the third quarter, as discussed in Note 11 to the consolidated financial statements. Net income for the three months ended September 30, 2006 was offset by a net after-tax charge of $6.9 million for the $10.8 million impairment write-down of the Leavenworth sawmill, as discussed in Note 13 to the consolidated financial statements.

Results for the Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2006 was $15.9 million compared to $17.3 million for the same period in 2005, a decrease of $1.4 million. Net income for the nine months ended September 30, 2006 included the following items which reduced net income for: (1) a net after-tax charge to earnings of $7.1 million for net financing expenses related to the early retirement of Senior Subordinated Notes, as discussed in Note 9 to the consolidated financial statements, (2) a net after-tax charge of $6.9 million for the $10.8 million impairment write-down of the Leavenworth sawmill, as discussed in Note 13 to the consolidated financial statements, (3) a net after-tax charge of $8.0 million for advisory fees and REIT-related expenses, as discussed in Note 6 to the consolidated financial statements. These reductions to net income were offset by the non-recurring income tax benefits of $20.0 million resulting for the cumulative effect from prior periods from reporting as a REIT during the third quarter ended September 30, 2006, as discussed in Note 11 to the consolidated financial statements. Net income for the nine months ended September 30, 2006 also included a $4.4 million income tax benefit from REIT earnings generated only during the third quarter, also as discussed in Note 11 to the consolidated financial statements.

SELECTED SEGMENT STATISTICS AND RESULTS OF OPERATIONS

Timber Segment Statistics (Three and Nine Months Ended September 30, 2006 and 2005)

	Three Months Ended September 30,
			Increase (Decrease)
Dollars in millions	2006	2005	$	Percentage
Net sales:
Log net sales:
Domestic	$31.3	$32.1	$(0.8)	(2.5)%
Export	6.9	4.3	2.6	60.5

Total Log net sales	38.2	36.4	1.8	4.9

Lumber net sales (primarily all domestic)	5.2	6.0	(0.8)	(13.3)

Total Timber net sales	43.4	42.4	1.0	2.4
Timber operating profit	$6.2	$17.8	$(11.6)	(65.2)%

	Three Months Ended September 30,
			Increase (Decrease)
Volumes in thousands of board feet (MBF)	2006	2005	MBF	Percentage
Log sales	63,375	60,964	2,411	4.0%
Lumber sales	15,000	16,913	(1,913)	(11.3)

	Three Months Ended September 30,
			Increase (Decrease)
Price per thousand board feet (MBF)	2006	2005	$/MBF	Percentage
Log average unit price	$603	$599	$4	0.7%
Lumber average unit price	348	353	(5)	(1.4)

	Nine Months Ended September 30,
			Increase (Decrease)
Dollar in millions	2006	2005	$	Percentage
Net sales:
Log net sales:
Domestic	$105.3	$105.6	$(0.3)	(0.3)%
Export	18.5	21.5	(3.0)	(14.0)

Total Log net sales	123.8	127.1	(3.3)	(2.6)

Lumber net sales (primarily all domestic)	18.0	19.6	(1.6)	(8.2)

Total Timber net sales	141.8	146.7	(4.9)	(3.3)
Timber operating profit	$51.8	$68.3	$(16.5)	(24.2)%

	Nine Months Ended September 30,
			Increase (Decrease)
Volumes in thousands of board feet (MBF)	2006	2005	MBF	Percentage
Log sales	196,811	211,669	(14,858)	(7.0)%
Lumber sales	49,018	52,935	(3,917)	(7.4)

	Nine Months Ended September 30,
	2006	2005	Increase (Decrease)
Price per thousand board feet (MBF)			$/MBF	Percentage
Log average unit price	$629	$600	$29	4.8%
Lumber average unit price	367	372	(5)	(1.3)

Timber Segment Results

Approximately 93% of our 589,000 acres of timberlands in Oregon and Washington consist of softwood such as Douglas fir and hemlock with the balance made up of pine and other white woods. We manage our timberlands on a “sustained yield” basis; that is, we harvest levels of timber that can be sustained into perpetuity due to natural growth, our reforestation efforts, and strategic purchases of timberlands. The primary products generated from harvested timber are mostly softwood logs for construction lumber, plywood and wood chips. Our Leavenworth sawmill is included in our Timber segment. As discussed in Note 16 to the consolidated financial statements, we intend to close the Leavenworth sawmill in December 2006. We are also seeking a buyer for the Leavenworth sawmill and have recognized a write-down of $10.8 million for impairment during the three months ended September 30, 2006, as discussed in Note 13 to the consolidated financial statements.

Results for the Three Months Ended September 30, 2006 and 2005

Results for the three months ended September 30, 2006 as compared to the same period in 2005 were driven by lower domestic housing starts and a lower than expected timber harvest. We expected the timberlands harvest to be approximately 80 million board feet in the third quarter but only harvested approximately 68 million board feet due primarily to fire danger closures and a shortage of trucking capacity.

As a result of lower domestic housing starts, we increased our export net log sales by $2.6 million, or 60.5%, while domestic log sales declined $0.8 million, or 2.5%. Domestic net lumber sales declined by $0.8 million, or 13.3%, compared to the same period in 2005 due primarily to the decline in housing starts during the third quarter of 2006. Net sales for the three months ended September 30, 2006 were $43.4 million compared with $42.4 million compared to the same period in 2005, an increase of $1.0 million, or 2.4%, due primarily to an increase in export sales.

Operating profit for the three months ended September 30, 2006 was $6.2 million compared with $17.8 million for the same period in 2005. The $11.6 million, or 65.2%, decrease in operating profit was due primarily to the non-cash $10.8 million write-down for impairment of the Leavenworth sawmill, as discussed in Note 13 to the consolidated financial statements.

Results for the Nine Months Ended September 30, 2006 and 2005

Our timber harvest for the nine months ended September 30, 2006 was approximately 218 million board feet. This was lower compared to the same period in 2005 because of inclement weather during the first quarter of 2006, and from third quarter fire danger closures and trucking capacity shortages. As a result, total net sales for the nine months ended September 30, 2006 were $141.8 million compared to $146.7 million for the same period in 2005, a decrease of $4.9 million, or 3.3%.

Export log sales declined $3.0 million, or 14.0%, for the nine months ended September 30, 2006 compared to the same period in 2005, due to an 18.4% decrease in volume, partially offset by a 5.4% increase in average unit prices, because we sold more volume in the domestic market where profit margins were higher during the first and second quarters of 2006. Domestic housing starts were more favorable in the first and second quarters of 2006 than in the third quarter of 2006 where we experienced a decline in housing starts which drove down lumber and log volume as well as prices in our domestic market.

Domestic log sales volume declined by 5.2% for the nine months ended September 30, 2006 compared to the same period in 2005 as a result of lower housing starts during the third quarter of 2006. The decline in domestic log sales volume was offset by a 5.2% increase in average unit prices which were implemented in prior quarters.

Operating profit for the nine months ended September 30, 2006 was $51.8 million compared with $68.3 million for the same periods in 2005. The $16.5 million reduction in operating profit was due primarily to: (1) a $10.8 million non-cash write-down for impairment of the Leavenworth sawmill, as discussed in Note 13 to the consolidated financial statements, (2) an allocation to the timber segment of $1.4 million of advisory fees and REIT-related expenses in the first quarter of 2006, (3) a 1.0% increase in logging and hauling costs, and (4) increases in selling, administrative and general expenses.

Paper and Paperboard Segment Statistics (Three and Nine Months Ended September 30, 2006 and 2005)

	Three Months Ended September 30,
			Increase (Decrease)
Dollars in millions	2006	2005	$	Percentage
Net sales:
Paper:
Domestic	$50.9	$44.6	$6.3	14.1%
Export	10.7	9.0	1.7	18.9

Total Paper net sales	61.6	53.6	8.0	14.9

Paperboard:
Domestic	10.3	4.8	5.5	—
Export	1.6	7.4	(5.8)	(78.4)

Total Paperboard net sales	11.9	12.2	(0.3)	(2.5)

Total Paper and Paperboard net sales	73.5	65.8	7.7	11.7
Paper and Paperboard operating loss	$(0.1)	$(0.6)	$(0.5)	(83.3)%

	Three Months Ended September 30,
			Increase (Decrease)
Volumes in tons	2006	2005	Tons	Percentage
Paper sales	91,957	81,005	10,952	13.5%
Paperboard sales	26,110	35,409	(9,299)	(26.3)

	Three Months Ended September 30,
			Increase (Decrease)
Price per ton FOB mill equivalent	2006	2005	$/ton	Percentage
Paper average unit price	$612	$610	$2	0.3%
Paperboard average unit price	428	332	96	28.9

	Nine Months Ended September 30,
			Increase (Decrease)
Dollars in millions	2006	2005	$	Percentage
Net sales:
Paper:
Domestic	$139.3	$125.0	$14.3	11.4%
Export	31.1	28.2	2.9	10.3

Total Paper net sales	170.4	153.2	17.2	11.2

Paperboard:
Domestic	25.8	16.9	8.9	52.7
Export	15.5	28.9	(13.4)	(46.4)

Total Paperboard net sales	41.3	45.8	(4.5)	(9.8)

Total Paper and Paperboard net sales	211.7	199.0	12.7	6.4
Paper and Paperboard operating loss	$(8.8)	$(2.8)	$6.0	—%

	Nine Months Ended September 30,
			Increase (Decrease)
Volumes in tons	2006	2005	Tons	Percentage
Paper sales	258,980	240,161	18,819	7.8%
Paperboard sales	100,706	130,185	(29,479)	(22.6)

	Nine months ended September 30,
			Increase (Decrease)
Price per ton FOB mill equivalent	2006	2005	$/ton	Percentage
Paper average unit price	$604	$590	$14	2.4%
Paperboard average unit price	389	341	48	14.1

Paper and Paperboard Segment Results

We produce our high-quality kraft paper and paperboard at our Longview Mill, including corrugating medium and linerboard and heavier grades of paper that are used to produce multi-wall shipping sacks. We believe our Longview mill is one of the world’s largest pulp and paper making complexes, with an aggregate annual paper and paperboard capacity in excess of one million tons. Our Longview mill consists of one pulp mill and ten paper and paperboard machines with more than 3,100 tons average daily paper and paperboard production capacity.

Results for the Three Months Ended September 30, 2006 and 2005

During the three months ended September 30, 2006, we began concentrating on higher margin lightweight and linerboard paper products rather than lower margin paperboard products. Additionally, we added new customers for our paper products during the third quarter of 2006. As a result, our paper net sales increased by $8.0 million, or 14.9%, and paperboard net sales declined by $0.3 million, or 2.5%, during the three months ended September 30, 2006 compared to the same period in 2005. Total net sales for the three months ended September 30, 2006 were $73.5 million compared to $65.8 million for same period in 2005, an increase of $7.7 million, or 11.7%.

Results for the third quarter of 2006 compared to the same period in 2005 were also impacted by higher raw material costs, primarily increased wood chip costs due to the residual chip supply shortage from lower lumber production in the Pacific Northwest due to lower domestic housing starts. The increase in raw material costs was partially offset by increases in average unit prices.

Due to low wood chip supply, we focused on higher margin products and reduced exposure to products with high virgin fiber content. The decline in export sales as a percentage of our total segment sales was due primarily to decreased sales of pulp and export liner from the shortage of wood chips and declining profit margins.

Operating loss for the three months ended September 30, 2006 was $(0.1) million compared to an operating loss of $(0.6) million for the same period in 2005. The $0.5 million decrease in operating loss was due primarily to increases in domestic volume and average unit prices, partially offset by increased costs for raw materials, energy and labor.

Longview paper mill capacity utilization for the three months ended September 30, 2006 was 88.4% compared to 91.2% for the third quarter of fiscal 2005. Capacity utilization declined in 2006 compared to 2005 primarily because of machine down time due to the elimination of products made unprofitable by rising wood chip costs.

Results for the Nine Months Ended September 30, 2006 and 2005

Results for the nine months ended September 30, 2006 were driven primarily by the continuing shortage of wood chips. As a result, we changed our product mix to focus on higher margin products, particularly in our paper products, reducing our exposure to products with high virgin fiber content. This change in our product mix, along with price increases to our customers, resulted in increased paper net sales of $17.2 million, or 11.2%, and decreased paperboard net sales of $4.5 million, or 9.8%. Total net sales for the nine months ended September 30, 2006 were $211.7 million compared to $199.0 million for the same period in 2005, an increase of $12.7 million, or 6.4%, due primarily to higher margin paper products sold in the domestic market, and less emphasis on paperboard export sales where margins were lower.

Paper volume sold for the nine months ended September 30, 2006 increased by 7.8% compared to the same period in 2005, due to increased domestic demand and rationalized industry supply. Paperboard volume sold declined 22.6% compared to the same period in 2005, primarily because of the decline in export sales. The average unit prices for paper and paperboard increased for the nine months ended September 30, 2006 by 2.4% and 14.1%, respectively, compared to the same periods in 2005 due primarily to price increases to our customers. Of the total net sales for the nine months ended September 30, 2006 of $211.7 million, domestic sales were $165.1 million, or 78.0%, while export sales were $46.6 million, or 22.0%. Of the total net sales of $199.0 million for the nine months ended September 30, 2005, domestic sales were $141.9 million, or 71.3%, while export sales were $57.1 million, or 28.7%. The percentage increase in the composition of our domestic sales compared to export sales reflected our emphasis on increasing profit margins in the domestic market.

Operating loss for the nine months ended September 30, 2006 was $(8.8) million compared to an operating loss of $(2.8) million for the same period in 2005. The $6.0 million increase in the operating loss for the nine months ended September 30, 2006 compared to the same period in 2005 is due primarily to the operating loss increase of $7.1 million in the first quarter of 2006. The first quarter operating loss increase was caused by: (1) a 4.3% decline in sales, (2) higher energy costs due to an increase in hog fuel price and the use of proportionately more natural gas, (3) higher labor costs due to wage increases and higher benefits, (4) higher fiber costs due primarily to higher wood chip costs caused by supply shortages related to inclement weather and from the fact that demand for wood chips exceeded supply, (5) an allocation of $3.5 million of advisory fees and REIT-related expenses, and (6) higher selling, administrative and general expenses. The change in the operating loss for the nine months ended September 30, 2006 compared to the same period in 2005 was reduced in the second and third quarters primarily because of higher sales volumes and price increases, partially offset by higher fiber costs due to wood chips shortages and increased bleached pulp costs, and higher energy, freight, labor, and selling, administrative and general costs.

Longview paper mill capacity utilization for the nine months ended September 30, 2006 was 89.1% compared to 89.7% for the same period in 2005. Capacity utilization declined primarily because of machine down time due to wood chip shortages.

Converted Products Segment Statistics (Three and Nine Months Ended September 30, 2006 and 2005)

	Three Months Ended September 30,
			Increase (Decrease)
Dollars in millions	2006	2005	$	Percentage
Converted products net sales (primarily all domestic)	$128.7	$115.6	$13.1	11.3%
Converted products operating loss	(1.5)	(5.6)	(4.1)	(73.2)

	Three Months Ended September 30,
			Increase (Decrease)
Volumes in tons	2006	2005	Tons	Percentage
Converted products sales	141,897	141,384	513	0.4%

	Three Months Ended September 30,
			Increase (Decrease)
Price per ton	2006	2005	$/ton	Percentage
Converted products average unit price	$907	$817	$90	11.0%

	Nine Months Ended September 30,
			Increase (Decrease)
Dollars in millions	2006	2005	$	Percentage
Converted products net sales (primarily all domestic)	$358.7	$334.5	$24.2	7.2%
Converted products operating loss	(17.1)	(11.1)	6.0	54.1

	Nine Months Ended September 30,
			Increase (Decrease)
Volumes in tons	2006	2005	Tons	Percentage
Converted products sales	410,040	405,853	4,187	1.0%

	Nine Months Ended September 30,
			Increase (Decrease)
Price per ton	2006	2005	$/ton	Percentage
Converted products average unit price	$875	$824	$51	6.2%

Converted Products Segment Results

We currently own and operate 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging and creative point-of-purchase displays. We are capable of producing containers in virtually any size, type, color and design, and we believe that we have established a reputation for high-quality products and services.

Results for the Three Months Ended September 30, 2006 and 2005

Third quarter net sales are seasonal in nature because of the increased agricultural demand for our products in the summer months. Accordingly, net sales for the three months ended September 30, 2006 were 8.7% higher than our net sales in the second quarter of 2006. Results in the third quarter of 2006 compared to the same period in 2005 reflect an increasing demand by our customers for our products, in addition to an 11.0% average price increase, or $12.8 million increase in net sales. Net sales for the three months ended September 30, 2006 were $128.7 million compared to $115.6 million for the same period in 2005, an increase of $13.1 million, or 11.3%.

Operating loss was $(1.5) million for the three months ended September 30, 2006 as compared to an operating loss of $(5.6) million for the same period in 2005, a decrease of $4.1 million. The decrease was due primarily to higher average unit prices which were partially offset by (1) an 8.2% increase in the cost of raw materials primarily from higher costs under our buy/sell agreements, (2) a 2.8% increase in labor costs due primarily to wage increases and higher benefits, and (3) an 8.9% increase in sales freight costs. The operating loss for the three months ended September 30, 2006 compared to the same period in 2005 was favorably impacted by lower energy costs due to operating efficiencies and from lower selling, administrative and general expenses.

Results for the Nine Months Ended September 30, 2006 and 2005

Net sales for the nine months ended September 30, 2006 were $358.7 million compared to $334.5 million for the same period in 2005. This 7.2% increase was due primarily to increased demand from our customers for our products and a 6.2% increase in average unit prices. We began implementing customer price increases during the second quarter of 2006.

Operating loss was $(17.1) million for the nine months ended September 30, 2006 compared to an operating loss of $(11.1) million for the same period in 2005, an increase of $6.0 million. The increase was due primarily to the net increase of $9.8 million in operating loss in the first quarter of 2006. The first quarter operating loss increase was due primarily to: (1) an allocation of $6.2 million of advisory fees and REIT-related expenses, (2) a 2.6% increase in labor costs due to wage increases, (3) a 6.1% increase in costs of paperboard from the paper mill driven largely by fiber, energy, freight, repair, and labor costs, and (4) higher selling, administrative and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our credit agreement provides $700 million of borrowing capacity consisting of a $200 million five-year senior secured term loan A facility (“Term Loan A Facility”), a $300 million seven-year senior secured term loan B facility (“Term Loan B Facility”), and a $200 million five-year senior secured revolving credit facility (“Revolving Credit Facility”). As of September 30, 2006, the Term Loan A and Term Loan B Facilities were fully utilized and the Revolving Credit Facility had outstanding borrowings, consisting of short-term “swingline” loans, of $3.7 million. At September 30, 2006 our total borrowed debt was $518.2 million, all of which was long-term, except for $3.7 million in “swingline” loans under the Revolving Credit Facility which have been classified as “Short-term borrowings” and $3.0 million classified as “Current portion of long-term debt” in the consolidated balance sheet.

Our credit agreement was amended during the second quarter of 2006 to (1) modify certain financial covenants set forth therein, (2) include an option to increase the borrowing commitment in the amount of $50 million (to be applied pro rata across the Revolving Credit Facility and the Term Loan A Facility), and (3) include the $300 million Term Loan B Facility. The amount of timberlands providing collateral under the credit agreement was also increased to maintain a collateral value of two times the total commitments of the amended credit agreement. The Term Loan B Facility requires quarterly principal payments of 1% per annum with the remaining outstanding balance due on June 13, 2013.

During the nine months ended September 30, 2006, we drew all of the $300 million Term Loan B Facility to (1) retire our 10% Senior Subordinated Notes due in 2009 totaling $215 million, (2) pay a substantial portion of the $77.0 million cash dividends of the REIT E&P Special Dividend Distribution (see Note 2 to the consolidated financial statements), (3) pay interest in connection with the retirement of the Senior Subordinated Notes, (4) pay fees and expenses relating to the REIT conversion and retirement of the Senior Subordinated Notes, and (5) pay consent and redemption premiums and tender fees relating to the retirement of the Senior Subordinated Notes.

On June 13, 2006, we consummated a tender offer and consent solicitation with respect to our 10% Senior Subordinated Notes due in 2009, purchasing $213.7 million principal amount of the Senior Subordinated Notes. The remaining $1.3 million principal amount of the Senior Subordinated Notes that we did not purchase in the tender offer was redeemed on July 13, 2006.

Our remaining borrowing capacity as of September 30, 2006 was $186.4 million under all credit facilities, after reduction for outstanding letters of credit of $9.9 million and “swingline” loans of $3.7 million.

Derivative Instruments and Hedging Activities

We currently use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on our variable rate debt. As of September 30, 2006, we had entered into swaps with notional amounts totaling $275.0 million, or approximately 55% of the total of $500.0 million of our two variable rate term loan facilities. These swaps have fixed interest rates ranging from 5.45% to 5.69%, plus a spread of 1.50% to 1.75% applicable to the variable rate debt, and expire in 2007 through 2013.

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

During the nine months ended September 30, 2006, the fair values of our swaps decreased by $5.5 million due primarily to declines in interest rates. This amount, net of income taxes of $1.5 million, has been recognized in other comprehensive loss for the nine months ended September 30, 2006.

REIT E&P Special Dividend Distribution

To qualify as a REIT effective January 1, 2006, we were required, among other things, to distribute to our shareholders in a taxable distribution, our previously undistributed earnings and profits, or E&P, attributable to taxable periods prior to January 1, 2006. To complete the required distribution and also to distribute amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax, our Board of Directors, on June 14, 2006, declared a special cash-and-stock distribution to holders of our common stock of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P Special Dividend Distribution), or $385.1 million. This distribution was paid on August 7, 2006 to shareholders of record at the close of business on June 26, 2006. The REIT E&P Special Dividend Distribution consisted of 14,673,663 shares of our common stock (based on a per-share value for purposes of the special distribution of $20.997) valued at $308.1 million and $77.0 million in cash.

Deficit in Retained Earnings

As of September 30, 2006, we had a deficit of $48.3 million in retained earnings. This deficit was due, in part, to the fact that we accrued and paid dividends during the nine months ended September 30, 2006 in anticipation of expected 2006 REIT earnings.

Cash Provided by (Used for) Operations

Results for the Three Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash provided by operations was $25.1 million for the three months ended September 30, 2006 compared to $19.9 million for the same period in 2005. The increase of $5.2 million was due primarily to:

(1)	An increase in net income of $19.7 million due primarily to the income tax benefits associated with our reporting as a REIT for the third quarter of 2006, per Note 11 to the consolidated financial statements, that increased cash provided by operations;

(2)	A net decrease in deferred tax liabilities of $28.0 million as an adjustment to net income not requiring cash. This reduced cash provided by operations and resulted from reversal of deferred tax liabilities due primarily to depreciation and the write-off of $8.0 million of net deferred tax liabilities from our reporting as a REIT in the third quarter of 2006;

(3)	A loss on impairment of capital assets of $10.8 million as an adjustment to net income not requiring cash which increased cash provided by operations; and

(4)	Changes in working capital and other noncurrent assets and liabilities that increased cash provided by operations by $2.7 million.

Results for the Nine Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash provided by operations was $57.0 million for the nine months ended September 30, 2006 as compared to $82.9 million for the same period in 2005. The decrease of $25.9 million was due primarily to the following changes:

(1)	A net decrease in deferred tax liabilities of $35.1 million as an adjustment to net income not requiring cash. This reduced cash provided by operations and resulted from a reversal of deferred tax liabilities due primarily to depreciation and the write-off of $8.0 million of net deferred tax liabilities from our reporting as a REIT in the third quarter of 2006; and

(2)	A loss on impairment of capital assets of $10.8 million, net of gains on dispositions of capital assets of $0.2 million (total of $10.6 million) as an adjustment to net income not requiring cash which increased cash provided by operations.

Cash Provided by (Used for) Investing

Results for the Three Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash used for investing was $12.1 million for the three months ended September 30, 2006 compared to $8.2 million for the same period in 2005, an increase of $3.9 million. Capital expenditures, including timberland acquisitions, reforestation, and roads of $10.5 million, for the three months ended September 30, 2006 were $15.4 million compared to $8.3 million, including timberland acquisitions, reforestation, and roads of $1.3 million, for the same period in 2005, an increase of $7.1 million. Proceeds from sales of capital assets were $3.2 million higher for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to the sales of equipment in the third quarter of 2006.

Results for the Nine Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash used for investing was $27.7 million for the nine months ended September 30, 2006 compared to $30.1 million for the same period in 2005. Capital expenditures, including timberland acquisitions, reforestation, and roads of $14.5 million, for the nine months ended September 30, 2006 were $31.5 million, compared to $32.2 million, including timberland acquisitions, reforestation, and roads of $8.2 million, for the same period in 2005. Proceeds from sales of capital assets were $1.7 million higher for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the sales of equipment in the third quarter of 2006. Capital expenditures are expected to be approximately $40 million to $50 million for calendar year 2006 including expenditures for timberland purchases, plant and equipment, and environmental compliance.

Cash Provided by (Used for) Financing

Results for the Three Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash used for financing was $27.6 million for the three months ended September 30, 2006 compared to $11.4 million for the same period in 2005, an increase of $16.2 million. This increase was due to the fact that we:

(1)	Paid dividends of $92.3 million during the three months ended September 30, 2006, consisting of $15.3 million of regular cash dividends and, as discussed above under “REIT E&P Special Dividend Distribution”, we paid $77.0 million in cash dividends in connection with the special, one-time REIT-required distribution. For the three months ended September 30, 2005, we paid cash dividends of $1.0 million;

(2)	Borrowed $75.0 million under our Term Loan B Facility during the three months ended September 30, 2006 to help pay the $77.0 million cash portion of the REIT E&P Special Dividend Distribution;

(3)	Paid off $14.0 million of our Revolving Credit Facility under our credit agreement during the third quarter of 2006; and

(4)	Borrowed an additional $3.7 million in “swingline” loans under our Revolving Credit Facility for general operating purposes. During the three months ended September 30, 2005, we reduced our short-term borrowings by $8.0 million.

Results for the Nine Months Ended September 30, 2006 Compared to the Same Period in 2005

Net cash used for financing was $26.0 million for the nine months ended September 30, 2006 compared to $53.1 million for the same period in 2005, a decrease of $27.1 million. This decrease was due primarily to the fact that we:

(1)	Paid dividends of $105.1 million during the nine months ended September 30, 2006, consisting of $28.1 million of regular cash dividends and $77.0 million in cash dividends in connection with the special, one-time REIT-required distribution. For the nine months ended September 30, 2005, we paid cash dividends of $3.1 million;

(2)	Borrowed $300.0 million under our Term Loan B Facility and $14.0 million under our Revolving Credit Facility during the nine months ended September 30, 2006. We also paid off $14.0 million of the Revolving Credit Facility during the nine months ended September 30, 2006;

(3)	Extinguished Senior Subordinated Notes totaling $215.0 million, and paid $11.8 million in consent and redemption premiums and tender fees (see Note 9 to the consolidated financial statements);

(4)	Paid debt issue costs of $4.5 million during the nine months ended September 30, 2006 related to changes made to our credit agreement, as discussed in Note 8 to the consolidated financial statements; and

(5)	Borrowed an additional $3.7 million in “swingline” loans under our Revolving Credit Facility for general operating purposes. During the nine months ended September 30, 2005 we reduced our short-term borrowings by $51.0 million.

On October 3, 2006, we paid regular cash dividends of $15.1 million, or $0.23 per share (after giving effect to the common shares issued in the REIT E&P Special Dividend Distribution) to shareholders of record at the close of business on September 15, 2006.

Dividend Reinvestment Plan

During the third quarter ended September 30, 2006, we established a Dividend Reinvestment Plan (“Plan”) whereby shareholders may elect to have cash dividends we pay on all or a percentage of their common shares automatically reinvested in shares of our common stock. Dividends reinvested will be used to purchase shares, at our option, either:

•	On the open market, at the weighted-average price per share of all shares purchased by the plan administrator on the investment date; or

•	From us, at a price per share equal to the average of the high and low sales prices of our common stock on the New York Stock Exchange on the investment date.

Unissued common shares totaling 3,250,000 have been reserved by us for reinvestment of cash dividends under the Plan. As of September 30, 2006, none of these shares were issued. On October 3, 2006, in connection with the payment of the cash dividends declared in the third quarter of 2006 (see Note 5 to the consolidated financial statements), we issued 8,776 shares of common stock at $20.255 per share to those shareholders that elected to automatically reinvest their cash dividends.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our ability to generate cash, our liquidity, and our ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings from Operations before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDDA), and Cash Available for Distribution (CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures. We consider these measures to be important to estimate the enterprise and shareholder values of our Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDDA is defined by the Securities and Exchange Commission (SEC); however, CAD, as defined, may not be comparable to similarly titled measures reported by other companies.

Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDDA)

EBITDDA for the three months ended September 30, 2006 was $24.6 million compared to $32.7 million for the same period in 2005, a decrease of $8.1 million. EBITDDA declined due primarily to the $10.8 million Leavenworth sawmill asset impairment (see Note 13 to the consolidated financial statements). EBITDDA for the nine months ended September 30, 2006 was $74.3 million compared to $117.3 million for same period in 2005, a decrease of $43.0 million. EBITDDA declined due primarily to one-time expenses, during the nine months ended September 30, 2006, for (1) advisory fees and REIT-related expenses of $11.6 million, (2) the Leavenworth sawmill asset impairment of $10.8 million, and (3) $11.1 million in net expenses from the extinguishment of the Senior Subordinated Notes.

Below is a reconciliation of Cash Provided by Operations, as reported in our consolidated statements of cash flows, to EBITDDA for the three months and nine months September 30, 2006 compared to the same periods in 2005.

	Three Months Ended September 30,
	2006	2005
	(dollars in millions)
Cash Provided by Operations	$25.1	$19.9
Benefit for income taxes	—	(1.0)
Interest expense	9.3	9.2
Loss on impairment and disposition of capital assets, net	(10.9)	(0.4)
Working capital decrease	4.5	3.9
Other balance sheet changes:
Pension and other assets	(3.2)	1.3
Other noncurrent liabilities	(0.2)	(0.2)

EBITDDA	$24.6	$32.7

EBITDDA by Segment
Timber	$9.4	$21.2
Paper and paperboard	5.7	5.5
Converted products	9.5	6.0

EBITDDA	$24.6	$32.7

	Nine Months Ended September 30,
	2006	2005
	(dollars in millions)
Cash Provided by Operations	$57.0	$82.9
Provision for income taxes	—	4.2
Interest expense	26.5	27.8
Swap gains and debt costs from early extinguishment of debt	0.7	—
Loss on impairment and disposition of capital assets, net	(10.6)	(0.7)
Working capital decrease (increase)	3.3	(0.1)
Other balance sheet changes:
Pension and other assets	(2.0)	2.8
Other noncurrent liabilities	(0.6)	0.4

EBITDDA	$74.3	$117.3

EBITDDA by Segment
Timber	$59.2	$79.4
Paper and paperboard	5.7	15.3
Converted products	9.4	22.6

EBITDDA	$74.3	$117.3

Cash Available for Distribution (CAD)

CAD is a non-GAAP measure that we have defined as Cash Provided by Operations, as reported in the consolidated statements of cash flows, less acquisition of capital assets, net of proceeds from the sale of capital assets. We consider CAD an important cash measure to estimate the enterprise and shareholder values of our company and its core segments, for allocating capital resources between our business segments, and for making dividend distributions to our shareholders. In addition, analysts, investors and creditors use such cash measures when analyzing our financial condition and cash generating ability. We also use CAD as a measure of cash available to (1) pay down our debt, and (2) meet commitments to creditors.

For the three months ended September 30, 2006, CAD was $13.0 million compared to $11.7 million for the same period in 2005, an increase of $2.3 million. For the nine months ended September 30, 2006, CAD was $22.3 million compared to $52.8 million for the same period in 2005, a decrease of $30.5 million. A full discussion of the changes in CAD can be found under “Cash Provided by (Used for) Operations” and Cash Provided by (Used for) Investing” in preceding sections under “Liquidity and Capital Resources”.

Below is a reconciliation of Cash Provided by Operations, as reported in our consolidated statements of cash flows, to CAD for the three and nine months ended September 30, 2006 compared to the same periods in 2005:

	Three Months Ended September 30,
	2006	2005
	(dollars in millions)
Cash Provided by Operations	$25.1	$19.9
Capital spending, net of proceeds from sale of capital assets	(12.1)	(8.2)

Cash Available for Distribution	$13.0	$11.7

	Nine Months Ended September 30,
	2006	2005
	(dollars in millions)
Cash Provided by Operations	$57.0	$82.9
Capital spending, net of proceeds from sale of capital assets	(27.7)	(30.1)

Cash Available for Distribution	$22.3	$52.8

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We have disclosed certain significant accounting policies below in this Quarterly Report on Form 10-Q. Our significant accounting policies are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended October 31, 2005. The discussion of each of the policies outlines the specific accounting treatment related to each of these accounting areas. While all of these are important to understand when reading our financial statements, there are several policies that we have adopted and implemented from among acceptable alternatives that could lead to different financial results had another policy been chosen. Throughout the preparation of the consolidated financial statements, we employ significant judgments in the application of accounting principles and methods.

Inventory Valuation

We use the LIFO (last-in, first-out) method for most of our inventories while our supplies inventories are valued at average cost. Our inventories would have been approximately $48.0 million higher if all of our inventories had been valued at average cost as of September 30, 2006.

Timber

We use the units of production method of depletion for timber. This method amortizes the cost of timber based on the actual harvested volumes compared to the periodically adjusted estimated volumes that are expected be harvested.

Self-Insurance

We are self-insured for workers’ compensation and employee health care. The liability for self-insured workers’ compensation recorded in our consolidated financial statements is based on (1) estimates by third party administrators of known claims based on the facts and circumstances of each specific claim at any point in time, and (2) estimates of future liabilities determined by us based primarily on actual paid claims compared to estimated liabilities determined by our third party administrators. The liability for self-insured employee health care is estimated by us based on historical paid claims and includes estimates for increases in health care claims.

Environmental Contingencies

Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.

Impairment of Long-Lived Assets

We review the long-lived assets held and used by us (primarily capital assets consisting mostly of buildings, machinery and equipment, timber and timberlands) for impairment at least annually or when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets requires us to make judgments, assumptions and estimates. In general, on assets held and used, impairments are recognized when the book values exceed our estimate of the undiscounted future net cash flows associated with the affected assets. The key assumptions in estimating these cash flows include future production volumes and pricing of commodity or specialty products and estimates of expenses to be incurred.

When impairment is indicated, the book values of the assets to be held and used are written down to their estimated fair value, which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their estimated fair value, less estimated selling costs. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

As discussed in Note 13 to the consolidated financial statements, we are exploring the potential divestiture of eight of our converting plants located in the central and eastern United States. If we decide to sell these plants, it is currently our intention to sell them in one or two groups. In our impairment analysis of these converting plants, the undiscounted future cash flows from the manufacturing segments was considered the lowest level of identifiable cash flows for the asset group. Our impairment analysis determined that the undiscounted future cash flows, both with and without the converting plants being considered for divestiture, exceeded their net carrying values as of September 30, 2006. However, if subsequent information determines that these facilities are required to be sold as individual converting plants or in more than one or two groups, there is a possibility that material write downs of such assets could occur in later periods.

On October 11, 2006, we announced the closing of the Leavenworth sawmill scheduled for December 2006. We are currently in the process of seeking a buyer or disposing of the sawmill by December 2006. Based on the most recent non-binding offer price for the Leavenworth sawmill, we have determined that its fair value is lower than its net carrying value. Therefore, we have reduced our net carrying value in the Leavenworth sawmill by $10.8 million. This impairment adjustment has been reported as “Loss from impairment of assets” in the consolidated statements of operations for the three and nine months ended September 30, 2006. If we eventually dispose of the Leavenworth sawmill, we expect to incur termination and shut down costs of approximately $1.0 million, most of which will be recognized during the fourth quarter of 2006. Further, write-downs for impairment of the sawmill could also occur in subsequent quarters if we are unable to dispose of the sawmill at the adjusted net carrying value.

Provision (Benefit) for Income Taxes

The determination of the provision (benefit) for income taxes and the resulting current and deferred tax assets and liabilities involves significant management judgment, and is based upon information and estimates available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our consolidated financial statements have been published for that year. We maintain reserves for known estimated tax exposures; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2006, there were no deferred tax assets for which we believed that valuation allowances needed to be established based upon future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record valuation allowances.

Pension and Other Postretirement Benefit Plans

We have defined benefit and postretirement health care plans that cover a majority of our employees. Actuarial assumptions are used to calculate the related assets, liabilities, income and expenses recorded in our consolidated financial statements. These assumptions include, for the pension plans, long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and, for the postretirement health care plan, health care cost trend rates and rates at which future values should be discounted to determine present values. While we believe we have reasonable bases for these assumptions, the amounts of our pension-related assets, liabilities, income and expenses recorded in our consolidated financial statements would differ if we used other assumptions. See further discussion related to our pension and other postretirement benefit plans under the Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended October 31, 2005.

Refer to Note 1 to the consolidated financial statements, “Recent Accounting Pronouncements and Developments,” for a discussion of the expected impact of implementing Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on our consolidated balance sheet as of December 31, 2006.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements made in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “believe,” “propose” or other similar words or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements concerning our future dividends and distributions, our operation and tax treatment as a REIT, expected timber harvest levels, expected realization from HBU land sales, the effect of potential asset divestitures, possible future impairments, the effect of our operating plan, the continued expansion of our timber resource base, expected capital expenditures, our pursuit of opportunities to reduce operating costs and increase efficiency, expected sources of income, anticipated counterparty performance of our swap agreements and the impact of these agreements on cash flows and interest expense and our exploration of strategic alternatives.

Readers are cautioned not to place undue reliance on any of the forward-looking statements in this Quarterly Report on Form 10-Q, which reflect our management’s estimates as of the date of this report. and are subject to a variety of risks and uncertainties. Actual events, circumstances or results could differ materially from those anticipated by the Company or reflected in the forward-looking statements due to a variety of factors, including, but not limited to:

•	the factors discussed in our most recent Annual Report on Form 10-K on file with the SEC and the risk factors referenced in “Part II—Other Information, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

•	developments in the world, national or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts;

•	changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper, paperboard and converted products pricing and demand;

•	adverse harvest conditions, such as bad weather, or changes in regulations affecting our timber operations and the actual level and quality of logs we harvest;

•	availability of excess cash to pay dividends and our ability to satisfy complex technical rules in order to maintain REIT status and to operate effectively within the limitations imposed by those rules;

•	capital project delays, cost overruns or unforeseen maintenance on capital assets;

•	the availability of, and our ability to finance the purchase of, timberlands at attractive prices;

•	risks and costs associated with the restructuring of our manufacturing operations, including the divestiture of our sawmill and the potential divestiture of select converting plants;

•	the actual market for higher and better use lands; and

•	other unforeseen developments in our business, operations or in the financial markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks, on our financial instruments, is limited to interest rate changes on our variable rate debt and on our fixed-interest rate swap agreements (“swaps”). The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted-average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.5 million based on our outstanding debt as of September 30, 2006 after adjusting for the portion of our debt that has been hedged with fixed interest rate swaps.

We utilize swaps to hedge a portion of our variable rate debt for exposure to changes in cash flow as a result of changes in interest rate movements. With our swaps, we benefit from interest rate increases because interest expense will be lower due to the fact that we pay a fixed interest rate on the hedged portion of our variable rate debt. If interest rates fall below the fixed interest rate on our swaps, then we are at risk of incurring higher interest expense than if we had not hedged a portion of our variable rate debt.

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

Our swaps are also subject to changes in fair market value due primarily to changing interest rates, resulting in the recognition of significant unrealized gains or losses. For our four fixed-interest rate swaps that were entered into in June 2006 with notional amounts of $275.0 million, we recognized a cumulative pre-tax unrealized net loss of $5.5 million in accumulated other comprehensive loss through September 30, 2006 for the fair value of these swaps. Further changes in interest rates could result in significant unrealized gains and losses in subsequent periods for the change in fair value of our swaps. Additionally, should we terminate these swaps in future periods, the fair value cash settlement of these swaps could significantly impact our cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report because of material weaknesses in our internal control over financial reporting relating to an insufficient complement of personnel with appropriate accounting knowledge and training, and ineffective controls over the existence and valuation of supplies inventories. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Material Weaknesses in Internal Control Over Financial Reporting, Reported In Form 10-K, Item 9A

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

The status of our remediation plan, as of September 30, 2006, with respect to each of the remaining material weaknesses identified in our 2005 Management’s Report is as follows:

1.	Insufficient personnel with appropriate accounting knowledge and training

During the first quarter of 2006 we hired a Corporate Controller and also a Director of Financial and SEC Reporting. These professionals have extensive experience in financial accounting and reporting. We expect their operational training and integration into our accounting department will be completed by the end of 2006. We also intend to enhance our processes for ensuring that validation of our conclusions regarding recent accounting pronouncements and their application to our business transactions are carried out by personnel having the relevant accounting expertise and knowledge of our business. The training and development of our accounting personnel associated with the enhancement of this process is currently in process and will be completed by the end of 2006.

2.	Ineffective controls over supplies inventories

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A.	RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 filed with the Securities and Exchange Commission on January 17, 2006.

Potential divestiture of eight converting facilities and the Leavenworth sawmill may adversely impact our results of operations in future periods.

We announced during the second quarter ended June 30, 2006 that we are exploring the potential divestiture of up to eight converting facilities located in the eastern and central regions of the United States and the Leavenworth sawmill. The converting facilities are part of our Converted Products segment and the Leavenworth sawmill is included in our Timber segment. Based on our expectations regarding the structure and outcome of these potential divestitures, we did not recognize any write-down for impairment of these assets during the second quarter ended June 30, 2006. For the third quarter ended September 30, 2006, we recognized a write-down of $10.8 million for impairment of our Leavenworth sawmill based on fair market value obtained from recent negotiations. For the third quarter, we did not recognize any write-down for impairment of the eight converting facilities. Our assessment of the potential proceeds that may be realized from any divestitures of the converting facilities assumes, among other things, that the converting facilities are sold in one or more groups, rather than on an individual basis. If our assumptions prove to be incorrect and the net proceeds we achieve upon any sale of the converting facilities or sawmill is less than their recorded net carrying amounts reflected in our consolidated financial statements, or if we are unable to sell or dispose of the sawmill for which we have recently announced that we are closing in December 2006, we may be required to recognize a write-down of the eight converting facilities and a further write-down for impairment of the Leavenworth sawmill. If such write-downs do occur, they could negatively impact our results of operations in subsequent reporting periods, including, but not limited to, the fourth quarter of 2006.

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

Date: November 8, 2006	LONGVIEW FIBRE COMPANY (Registrant)

/s/ STEVEN J. BUHALY
STEVEN J. BUHALY Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated March 25, 2006 and filed March 30, 2006 (File No. 001-10061))

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

31.2	Rule 13a-14(a)/15d-14(a) Certification by Steven J. Buhaly, Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

32.2	Section 1350 Certification by Steven J. Buhaly, Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer