Form 10-K
period 2006-12-31
LONGVIEW FIBRE CO
filed 2007-02-27
CIK 60302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of such common equity as of June 30, 2006, was $1,185,082,394. For purposes of this computation, all executive officers and directors of the registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock, $1.50 Ascribed Value per share, as of December 31, 2006 was 65,759,006 shares.

Longview Fibre Company

FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements, in some cases, can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. See Item 1A of this Annual Report on Form 10-K for a list of some factors that could have a material adverse effect on our operations and future prospects or that could cause events or circumstances to differ from the forward-looking statements.

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

Item 1.	Business.

General

We are a publicly held real estate investment trust (“REIT”) engaged in two primary businesses:

1.	Timber—The ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale; and

2.	Manufacturing—The ownership and operation of manufacturing facilities, including the Longview mill, which produces kraft paper and paperboard; and fifteen converting plants, which produce finished products such as corrugated containers.

Since we commenced operations in Longview, Washington in 1927 with a single paperboard machine to produce paper products, we have grown to become an integrated and nationally recognized wood products company. We own and manage approximately 588,000 acres of valuable timberlands in the Pacific Northwest composed primarily of softwoods. Based on production capacity, we believe we are the largest producer of unbleached kraft paper in North America. We own and operate what we believe is one of the world’s largest pulp and paper making complexes. We also own and operate 15 converting plants in 12 states.

Longview Fibre Company was incorporated in the State of Washington in 1990 as a successor to a company of the same name incorporated in the State of Delaware in 1926.

Pending Acquisition of the Company—

On February 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) where Brookfield Asset Management, Inc. (“Brookfield”) will acquire all of our outstanding shares of common stock for $24.75 per share in cash. Brookfield is a publicly traded New York Stock Exchange company headquartered in Toronto, Canada and currently manages 2 million acres of timberlands in North and South America. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We intend to file a proxy statement and other relevant materials with the Securities and Exchange Commission, including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction.

OUR SHAREHOLDERS ARE URGED TO READ RELEVANT MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC) AND POSTED TO OUR WEBSITE REGARDING IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

We, our directors, and certain of our executive officers, may be deemed to be participants in the solicitation of proxies from our shareholders with respect to the proposed transaction. Our shareholders may obtain information regarding the names, affiliations and interests of such individuals in the proxy statement.

All forward-looking statements in this Annual Report on Form 10-K, including those in the Management’s Discussion and Analysis of Financial Condition, Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.

REIT Qualification in 2006—

The Company changed its structure from a regular taxable corporation to a REIT, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which includes timberlands. A corporation that qualifies as a REIT generally will not be subject to corporate taxes on income and gains from investments in real estate to the extent that it distributes such income and gains to its shareholders. Our principal REIT-qualifying investment consists of timberlands. As a REIT, we will continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations and on earnings from real estate investments that are not distributed to our shareholders. Our election to be taxed as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006.

In December of 2005, we transferred those assets and businesses that cannot be held or operated directly by Longview Fibre Company to our wholly-owned subsidiary, Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a taxable REIT subsidiary (“TRS”). The transferred assets consist principally of our various manufacturing and processing facilities, including the Longview mill, the converting plants, and the related businesses and operations. Longview Fibre Company, and not Longview TRS, will continue to own and manage substantially all of our approximately 588,000 acres of timberlands.

On August 7, 2006, we completed the last major step in our REIT conversion process by distributing to our shareholders our accumulated and undistributed earnings and profits (“E&P”) attributable to taxable periods ending prior to January 1, 2006, including amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. This E&P Special Dividend Distribution amounted to $385.1 million, consisting of 14,673,663 shares of our common stock valued at $20.997 per share, or $308.1 million, and $77.0 million in cash.

For additional information about the REIT conversion during 2006, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Changes to Operating Plan in 2006—

In April 2006, we announced changes in our operating plan intended to increase our cash flow and enhance shareholder value. The principal changes to our operating plan involve an acceleration of our timber harvest, an increased focus on monetization of higher and better use (“HBU”) lands, and restructuring of our manufacturing operations, as follows:

•	We expect to increase our average annual timber harvest from 275 million board feet to 325 million board feet over the next five years.

•

We have classified approximately 34,000 acres of our timberlands as HBU tracts for potential sale. We expect to realize $4 million to $5 million annually from HBU land sales for each of the next ten years.

•

We are exploring the potential divestiture of eight of our converting plants located in the central and eastern United States. We believe divestiture of these manufacturing assets would enhance our operating performance and provide additional cash to reduce debt.

•	We closed the Leavenworth sawmill and sold the remaining assets in December of 2006, as discussed in Note 15 of the notes to the consolidated financial statements under Item 8.

Business Segments

We organize and manage our operations in two reporting segments, which correspond to our two primary businesses: timber and manufacturing. As discussed in Note 20 of the notes to the consolidated financial statements under Item 8, we changed our method of reporting our business operations in the fourth quarter of 2006 from three segments, Timber, Paper and Paperboard, and Converted Products, to two reporting segments, Timber and Manufacturing. All segment information for prior periods included in this Annual Report on Form 10-K has been restated for the reporting of the Timber and Manufacturing segments.

Effective January 1, 2006, we changed our year-end to December 31 from October 31 as required by REIT regulations. The following table sets forth the relative contribution of our segments to net sales for the years ended December 31, 2006, and October 31, 2005 and 2004.

	Year Ended December 31, 2006	Year Ended October 31,
		2005	2004
Timber	20%	21%	23%
Manufacturing	80%	79%	77%

See Note 20 in the notes to consolidated financial statements under Item 8 for financial information about our business segments, including net sales, operating profit (loss), depreciation, depletion, and amortization, and additions to capital assets for each of the years ended December 31, 2006 and October 31, 2005 and 2004, and identifiable assets by segment as of December 31, 2006 and 2005.

Timber Segment—

Overview—We own and manage approximately 588,000 acres of timberlands located on nine tree farms in Oregon and Washington containing an estimated range of between 4.0 to 4.5 billion board feet of 30-year-old and older timber. Approximately 64% of our species mix is Douglas fir, which is a premium species of softwood primarily used in residential and commercial construction. During the year ended December 31, 2006, approximately 81% of our log net sales were to domestic customers consisting of over 90 independent sawmills and plywood plants, with the balance primarily exported to Japan. We believe we were the third largest U.S. exporter of logs to the Japanese market from the Pacific Northwest in 2006. We have close access to the Port of Longview on the Columbia River allowing us to conveniently ship logs to overseas customers.

During most of 2006 and prior years, we operated a sawmill near Leavenworth, Washington to process logs into lumber for construction and other markets, principally in the United States, but occasionally in the Pacific Rim as well. This sawmill received a portion of its logs for conversion into lumber from two of our tree farms in Washington and also produced wood chips for use at our Longview mill. In December of 2006, we shut down our sawmill operations and sold the remaining assets for $5 million. The sawmill employed approximately 100 people and averaged 65 to 70 million board feet annually of lumber production. The sawmill was closed for economic reasons and because it was not a core part of our business. In connection with the sale of the sawmill, we also entered into a five-year agreement, with an option by either party to renew the agreement for another five years, to provide a specific volume of logs from our timberlands to the buyer at prevailing market prices. The buyer paid us $4 million as consideration for the log supply agreement and agreed to supply us with wood chips and pulp logs.

We maintain four log-chipping operations located in Washington and Oregon, three of which are currently active. We supply these chipping facilities with lower quality logs, known as pulpwood, accounting for 5.9% of our log production, and we also purchase pulpwood from third parties.

Independent logging contractors harvest our timber.

Timberlands—We believe that our timber resources represent significant value and will remain an important contributor to our continued success. Approximately 93% of the timber on our timberlands is softwood such as Douglas fir and hemlock that is generally preferred over hardwood for construction lumber and plywood because of its strength and flexibility. Approximately 64% of our softwoods consists of Douglas fir and approximately 20% is hemlock, with the balance made up of pine and other white woods. Our timberlands have primarily second or third growth timber, a substantial amount of which is easily accessible given the moderate terrain and extensive road systems where our timber is located. Approximately 82% of our timberlands is located west of the Cascade Mountains in Oregon and Washington, a highly productive region known for its mild climate and rich soils. The remaining 18% of our timberlands is located in eastern Oregon and Washington.

Our timberlands are diversified by age and advantageously located throughout the states of Oregon and Washington. Our timberlands span the two states on 658 noncontiguous parcels with an average parcel size of approximately 894 acres, the largest of which is approximately 41,375 acres. We believe that the distribution of our timberlands across numerous, noncontiguous parcels of relatively small size reduces our risk of significant loss due to forest fires, disease and other natural disasters.

Timber Resource Management—Our forest management plan is based on sustainable forestry principles meeting or exceeding environmental requirements. Currently, age at harvest is approximately 50-55 years. Timber growth rates and existing age class distribution are important variables, as they ultimately determine how much timber can be harvested. Any deficiency in a particular age class may be managed by maintaining adequate harvestable inventory levels of other age classes or through acquisition of standing timber within that age class. A balanced distribution of age classes will tend to provide a regular source of cash flow as the various timber stands reach harvestable age. Accelerated growth rates and proportionally larger acreage of older age classes permit larger annual harvests. Growth rates vary depending on species, location, age and forestry practices.

During the year ended December 31, 2006, we harvested approximately 303 million board feet, which is above what we estimate to be the harvest level to maintain our timberlands on an even flow harvest basis. We estimate our harvest level for 2007 will be approximately 325 million board feet. We have the ability to continue to harvest at or somewhat above even flow harvest for approximately 20 years. Our timber harvest planning considers the impact of biological factors and economic factors such as forecasted demand, price, and the availability of timber from external sources. Harvest plans are reviewed throughout the year and revised at least annually, permitting modification, as needed, in response to fluctuations in log markets.

Our timber operations involve forest management, harvesting operations and ongoing reforestation. We employ a professional team of foresters and engineers who lead these activities. Proper management of the forest cycle may include preparing land for reforestation, pre-commercial and commercial thinning, fertilizing and harvesting mature trees. A significant proportion of seedlings planted on our lands are the product of our forest genetics tree-improvement program.

Our forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stand density. Forest stands may be thinned and fertilized periodically to improve growth and stand quality. We typically reforest within one year of harvest. We use pre-commercial and commercial thinning, which is the harvesting of immature and lower-value trees, where appropriate, to improve spacing and maximize the long-term value of our timberlands. In addition to providing another source of wood chips, we believe that, in special cases, thinning can improve the overall health of particular timber stands by enhancing the vigor of the residual trees, if accomplished at the correct age.

We are constantly working to manage the age class distribution in our forest through an active land acquisition program. As a matter of policy, we have consistently acquired timberlands when available at acceptable prices reflecting the site, quality of timber, and growing stock. We acquired 2,313 acres of timberlands in 2006 as part of this program.

Timber harvest timing depends, in part, on growth cycles and, in part, on economic conditions. Growth cycles for timber will change over time as a result of technological, biological, and genetic advances that improve forest management practices. We continue to develop our forest management operations to benefit from such advances to improve timber yields.

Sales and Customers—The majority of our domestic sales are to independent sawmills and plywood plants within a reasonable hauling distance from our timberlands. Our exports are principally to Japan through sales to U.S. exporters or directly to foreign importers. During the year ended December 31, 2006, no sales were made pursuant to long-term contracts. For 2006, our top five customers, including exporters, accounted for approximately 45% of our timber net sales, which represented approximately 9% of our total Company net sales. Our largest customer accounted for approximately 14% of our timber net sales during 2006, which represented approximately 3% of our total Company net sales.

Manufacturing Segment—

Overview—Our manufacturing operations consist of our Longview mill, which produces high-quality kraft paper and paperboard, and our 15 converting plants, located in 12 states, that produce value-added corrugated containers, specialty packaging, and creative point-of-purchase displays.

We believe our Longview mill is one of the world’s largest pulp and paper making complexes with a total annual paper and paperboard capacity in excess of one million tons. Based on production capacity, we believe we are North America’s largest unbleached kraft paper manufacturer. Our Longview mill complex is located on 358 acres with deep-water frontage on the Columbia River and has connections with two transcontinental railroads as well as close access to the main north-south interstate highway on the West Coast. We produce a wide variety of paper and paperboard at our Longview mill, including corrugating medium and linerboard, which is combined to make corrugated containers, lightweight kraft paper, and heavier grades of paper for multi-wall shipping sacks used by the agricultural, pet food, chemical and cement industries.

Our converting plants are capable of producing containers in virtually any size, type, color and design. We believe that we have established a reputation for high-quality products and services. With our advanced technologies, we are able to produce products with high-quality multi-color graphics directly printed on corrugated material using our computerized ink-blending expertise. We also produce complex structural designs. Our corrugated containers are typically used for packaging fresh and frozen fruits and vegetables, juice, wine, beer, appliances, furniture, toys and electronics. Virtually all containers are sold to domestic customers. In addition to standard corrugated shipping containers, our container products include solid-fiber boxes, containers with specialty folding-gluing characteristics, and a full line of jumbo boxes in a variety of sizes. We also produce Liquiplex®, a family of bulk-liquid disposable bins available in sizes up to 330 gallons.

As previously discussed, we are exploring the potential divestiture of eight of our converting plants located in the central and eastern United States. We believe the divestiture of these manufacturing assets would enhance our operating performance and provide additional cash to reduce debt.

Production—

Longview Mill

Our Longview mill consists of one pulp mill and ten paper and paperboard machines with more than 3,100 tons average daily paper and paperboard production capacity. Our rated annual paper and paperboard production capacity exceeds one million tons.

We have established a reputation for manufacturing strong, high-quality paper and paperboard using a variety of fibers for superior packaging products. We produce most of our high-quality kraft pulp through the use of what we believe to be two of the world’s largest continuous pulp digesters. These high-efficiency Kamyr brand digesters break down wood chips into wood pulp that can then be used to make paper and related products. Purchased bleached pulp, pulp from sawdust, and old corrugated containers (“OCC”) provide the balance of our pulp. Approximately 29% of the pulp that we used during the year ended December 31, 2006 was from OCC, which makes our paper and paperboard products more attractive to environmentally conscious consumers.

To balance mill output with market demand for our products and the availability of raw materials at acceptable prices, we ran only nine of our most efficient machines during most of the year ended December 31, 2006.

At the end of November 2006, we shut down the No. 6 machine for an indefinite period due to high wood chip prices primarily caused by a reduction in sawmill operations throughout the Pacific Northwest. This machine has an annual production capacity of 164,000 tons of linerboard and corrugating medium. We continue to review opportunities that will allow us to restart No. 6 machine, but this decision is fundamentally dependent on wood chip prices returning to more typical levels. If wood chip prices continue to remain high, there is a possibility that the No. 6 machine may remain idle for an extended period of time. Our No. 4 paper machine, which is also currently idle, has historically provided paperboard raw materials for our eight converting plants located in the central and eastern regions of the United States. As previously discussed, if these converting plants are sold, the No. 4 paper machine may no longer be needed for paperboard production. As a result, the No. 4 paper machine could be permanently shut down and the net carrying value of the asset and other associated equipment could be written down by approximately $5 million to $10 million to net realizable value.

Most of our Longview mill’s pulp is produced by the kraft process, in which raw material fibers from wood chips are cooked under pressure in a chemical mixture in vessels called digesters. The kraft process is widely considered to be the most desirable process for making pulp. Kraft pulp has high structural strength due to the relatively longer fibers in the pulp. Our fully automated digesters can produce large quantities of unbleached pulp and feature an energy-efficient and chemical-efficient pulping process. In addition to digesting our own unbleached pulp, we purchase bleached pulp from third parties and process recycled material into pulp. Due to the high current cost of wood chips, we have increased the mix of recycled material in our pulp. Pulp is then refined, diluted and subsequently fed into our paper machines to be made into paper and paperboard.

The kraft process is an expensive method of producing pulp and is economically feasible only through energy conservation and efficient recovery and reuse of pulping chemicals. Accordingly, we recycle used chemicals both to produce heat and for use in the digesters for making additional pulp. Our continuous Kamyr brand digesters use only half the energy used by batch digesting, another widely employed pulping process. The design and development efforts of a professional staff of approximately 60 engineers and chemists significantly contribute to all phases of making pulp and paper.

The flexibility of our paper machines enables us to both focus on individual customer needs by developing customized grades for specific product requirements and rapidly respond to changing market requirements. We currently have several machines that can produce paper or paperboard.

Several initiatives have helped us reduce costs and improve customer service while reducing working capital demands. The Enterprise Asset Management initiative has led to projects designed to improve the quality and consistency of our chip supply and increase equipment reliability through improved planning and scheduling of our maintenance resources. The PeopleSoft EnterpriseOne Enterprise Resource Planning (“ERP”) system facilitated centralized purchasing and asset management processes. Energy initiatives over the past several years have helped control the cost of purchased energy, reduced our reliance on natural gas and increased the usage of low cost biomass alternative fuels. Our supply chain management initiative helped integrate formerly separate functions in our customer service, production planning and transportation departments. The initiative to centralize our procurement process increased our ability to negotiate with suppliers, yielding reduced costs and better service from a reduced number of suppliers and transactions.

Additionally, we continue to focus on increasing overall efficiency by improving worker productivity and managing workforce levels to meet production requirements, and allocating production to converting facilities to optimize the total cost of the products delivered to customers.

Production and Operational Cost Structure

We can curtail the operation of certain of our equipment at the Longview mill from time to time to provide us with flexibility in managing our operations and cost structure. In order to meet market conditions and to maximize the efficient use of our paper machines, we ran only our nine most efficient machines during most of 2006. At the end of November 2006, we shut down the No. 6 machine for an indefinite period due to high wood chip prices caused by a reduction in sawmill operations throughout the Pacific Northwest. Currently, it is anticipated that the curtailment will last through at least the first three months of 2007, although this curtailment may be extended until wood chip prices decline to a point that will allow us to restart the machine.

During the years ended October 31, 2005 and 2004, we operated ten machines, which included the No. 4 paper machine for parts of 2005 and 2004 but not continuously for either year, primarily dependent on product demand. During 2005, we also curtailed two of our then existing twelve paper machines. We determined, in the fourth quarter of 2005, that we would no longer use the No. 1 and No. 3 paper machines and, accordingly, these assets with a net book value of $8.9 million and related spare parts of $0.8 million were written off as a non-cash charge. See “Year Ended October 31 2005 Compared to Same Period in 2004—Selected Segment Results—Manufacturing” under Item 7.

Converting Plants

Investments in newer technology have produced a variety of capabilities, including high-speed corrugating, high-quality graphics printing and other precise box finishing. We believe our converting facilities are some of the best equipped in the United States, capable of producing corrugated containers in virtually any size, shape and design based on customer needs.

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

Of our fifteen converting plants, five are sheet plants that fashion corrugated sheets obtained from corrugator plants into finished products and ten are corrugator plants that, in addition to converting corrugated sheets into finished products, can also produce corrugated sheets from corrugating medium and linerboard. We do not operate any sheet-feeder plants. Eight of our converting plants, including four of our sheet plants, are located in the central and eastern United States, and seven of our converting facilities, including one sheet plant, are located in the western United States. We are currently exploring the divestiture of all eight of our converting plants located in the central and eastern United States.

Raw Materials and Suppliers—

Longview Mill

Our Longview mill’s advanced technology, combined with our papermaking flexibility, enables us to use virtually all species of Pacific Northwest wood, including various firs, pines, cedars, hemlock and hardwoods. Our raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, such as OCC, and purchased bleach pulp from a variety of sources. We source additional chips from three active log-chipping facilities, located in Washington and Oregon. Residual wood chips and sawdust are also supplied by many of our log customers, which generate these residuals from logs purchased from us.

During the year ended December 31, 2006, approximately 15% of our fiber requirements were generated from internal operations, and approximately 33% were generated from OCC and other recycled materials. The remainder of our fiber came from more than 70 chip suppliers consisting of sawmills, plywood plants and whole log chipping facilities located within a 1,300-mile radius of our Longview mill, primarily in Washington, Oregon, Idaho and Montana. Actual sourcing levels vary with market conditions. We can receive approximately 60 rail cars, as many as 250 to 300 truckloads, and 1 barge full of wood chips at our Longview mill daily. In addition, approximately 21% of our fiber is from wood chips that we purchased at market prices from sawmills to which we sell our logs. We purchase bleached pulp from various sources. We continue to focus on broadening our raw material supply and reducing fiber costs by increased recovery of wastes and use of OCC, which has been made possible through ongoing plant and machine upgrades.

We began to see a substantial increase in the price of wood chips in the fall of 2006. Due to an adjustment in the lumber market, and other factors, prices have reached levels not seen on a sustained basis since the mid-1990s. We have responded by increasing the mix of OCC, curtailing the production of low margin and chip intensive products, and raising product prices wherever possible.

Converting Plants

The principal raw material used by our converting plants is paperboard. During 2006, our converting plants effectively received approximately 87% of their paperboard requirements from our Longview mill either directly or through barter or buy/sell arrangements whereby one of our converting plants acquires paperboard from a third party’s paper mill that is geographically closer to it than our Longview mill, and in return, our Longview mill supplies paper or paperboard to the third party’s converting plant.

Sales and Customers—

Longview Mill

We continue to emphasize quality, service, continuity, and design of our paper and paperboard products to meet our customer needs. We work closely with our customers to broaden our product lines of value-added specialty and custom paper grades. Our paper products are sold by our sales forces located in Longview, Washington, Milwaukee, Wisconsin, and Atlanta, Georgia, or through paper merchants. In 2006, our Longview mill provided approximately 53% of its total production to our converting plants (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties), effectively meeting approximately 87% of our converting plants’ paperboard requirements. We sell the remaining Longview mill production to a small number of export customers and a large number of geographically dispersed domestic customers. Approximately 18% of our paper and paperboard net sales for 2006 were made pursuant to contracts having a term greater than one year.

Where possible, we develop products to meet our specific customers’ needs and enter into long-term relationships. Approximately 6.3% of our paper and paperboard net sales during the year ended December 31,

2006 were from our specialty TEA-Kraft® paper, a highly rupture-resistant multi-wall bag paper used in the agriculture, pet food, chemical, and cement industries. Excluding transfers to our converting plants, during 2006, our top five customers accounted for approximately 31% of our paper and paperboard net sales. These customers represented approximately 9% of our total Company net sales. Our largest paper and paperboard customer accounted for approximately 8% of our total paper and paperboard net sales during 2006, which was approximately 2% of our total Company net sales.

Converting Plants

Sales of containers produced in our converting plants are made directly to end users, as well as through jobbers. Each plant has its own sales force that reports to a full-time sales manager for that location. Both sales managers and plant managers, in turn, report to regional divisional vice presidents. We have approximately 75 full-time direct sales employees for our converting plants.

We sell our converted products to approximately 2,420 customers nationwide. We maintain long-standing relationships with many of our customers, some of whom have purchased from us for over 50 years. Although we have large account customers with whom we have established relationships, we typically focus on market-niche business opportunities where we add value through service, customized design, and specialty product capabilities. We believe we often encounter less competition in pursuing those opportunities, as many of our larger competitors do not have the operational flexibility to exploit these higher margin specialty niches. Our vertical integration with, and the process flexibility of, our Longview mill allows us to quickly and efficiently respond to our customers’ changing needs.

During the year ended December 31, 2006, our top five customers accounted for approximately 28% of our converted products net sales, with one customer accounting for approximately 10% of such net sales. The top five customers accounted for approximately 14% and our largest customer accounted for approximately 5% of our total Company net sales in 2006. Approximately 23% of our converted product net sales in 2006 were made pursuant to contracts having a term greater than one year.

Energy

Our Longview mill contains six steam-driven turbine generators and one natural gas-fired co-generation facility, all of which are capable of producing electric power. The steam-driven generators generally have a combined capacity to produce over 40 megawatts of power and the co-generation facility generally has a capacity to produce over 60 megawatts of power. We expect to use all of our steam-driven generator capacity for internal use and sell all of our power produced from our co-generation facility, if any, into the market. Our future decisions regarding electric power generation, including the extent to which we operate our co-generation facility and sell into the market, will change from period to period based on market conditions and our own power requirements. We had minimal power sales during the year ended December 31, 2006, and do not expect sales of power to contribute meaningfully to our results of operations in 2007.

Seasonality

We experience some seasonality in our business and operating results, particularly during the late fall and winter, typically reflecting reduced activity in both of our segments. In our Timber segment, timber harvest activity is affected by winter weather in the Pacific Northwest. In our Manufacturing segment, reduced domestic agricultural activity during the winter months, particularly in the Pacific Northwest, and the effect of the timing of pre-holiday season demand for paper and packaging material can negatively affect demand. While these seasonal influences do generally affect our financial results, in some years other factors affecting supply and demand for our products, especially in our Manufacturing segment, may have a more significant impact on quarter-to-quarter comparisons.

Competition

We compete to varying degrees with a number of United States and foreign forest, paper and packaging products companies in different product lines and in different quality segments within each product line. We compete on the basis of price and reputation, which we support through our product consistency, modern facilities, highly trained workforce, manufacturing and delivery flexibility, and experienced field sales force.

There are numerous large timber suppliers in the United States for the domestic and export markets and these suppliers compete on the basis of price, quality, on-time delivery, and customer service. Ranked on the basis of annual board feet, Weyerhaeuser Company was the largest domestic producer and exporter of timber to the Japanese market from the Pacific Northwest during the year ended December 31, 2006. We believe we were the third largest U.S. exporter of logs to the Japanese market from the Pacific Northwest during 2006.

For our paper products, we primarily compete in the highly concentrated North American kraft paper market. The 10 largest North American producers of kraft paper account for approximately 90% of industry capacity. We believe we were the largest North American producer in 2006, based on industry capacity. We compete with many domestic producers and with foreign competitors such as West Fraser Timber, Canadian Forest Products, Segezha, Kotlas, Australian Paper Mills, Tolko, and Billerud. Competition in the kraft paper market is primarily based on price, service, quality, and ability to customize products.

In the worldwide paperboard market, which is a much larger market than kraft paper, we compete with many of the same foreign and domestic paperboard producers. The ten largest producers in North America account for approximately 83% of industry capacity. We believe we produce approximately 2% of total North American production. Suppliers in the paperboard market compete primarily in the same manner as do suppliers in the paper market.

There are many competitors in the markets for our converted packaging products, including other large, vertically-integrated companies and numerous smaller companies. Although no single company is dominant in any particular market, we consider Smurfit-Stone and Weyerhaeuser to be our main competitors. Packaging industry participants compete on price as well as design, quality and service, with varying emphasis on these factors depending on the product line. Due to the high cost of transporting corrugated containers, competition from foreign manufacturers does not have a significant impact on the domestic corrugated container market.

We have listed below our principal competitors for our operations as a timber REIT and in each of our two business segments.

Longview Fibre Company	Principal Competitors
Timber REIT	Rayonier, Inc.
Potlatch Corporation
Plum Creek Timber Company

Segments
Timber	Weyerhaeuser Corporation
Guistina
Hancock
Port Blakely
Campbell Group Managed Holdings

Manufacturing
International Paper
Smurfit-Stone
Weyerhaeuser Corporation
Georgia-Pacific
Delta Natural Kraft
MeadWestvaco
Tolko Industries
Canfor (Canadian Forest Products)
West Fraser Timber (Eurocan)
Cascades
Port Townsend
Temple-Inland
Carter, Holt, Harvey
PCA
Green Bay Packaging

Regulation

The forest, paper and packaging products industries are highly regulated in the United States and are subject to a variety of federal, state and local environmental, pollution control, and other laws and regulations.

Our forestry and manufacturing operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment, including laws relating to water quality, air quality, waste management, and hazardous substances. We believe that we operate in substantial compliance with all relevant local, state and federal regulations. All of our facilities meet current regulatory standards in all material respects, and we believe we are operating in an environmentally responsible manner. We maintain environmental and industrial safety, health compliance programs, and periodically conduct internal regulatory audits of our operations to monitor compliance with relevant laws and regulations. We continually review all known environmental exposures, including the costs of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on our results of operations.

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

Timberlands—Operations on timberlands are subject to specialized statutes and regulations in the states of Oregon and Washington. These include Forest Practices Acts that address many timber growing, harvesting and processing activities, which require us to establish buffer zones in or along environmentally sensitive areas. Other state laws and regulations control timber slash burning operations during fire hazard periods to protect air quality. State and federal statutes and regulations also have the direct and indirect effect of controlling logging activities, including ancillary road construction and maintenance activities. The impact of our activities on, among other things, water quality, endangered species, and certain ocean and inland shorelines and wetlands is monitored by regulating agencies. Changes in these statutes and regulations, and related policies implementing them, including changes in enforcement policies or changes resulting from judicial actions or interpretations, can significantly affect local and regional timber harvest levels.

Endangered Species— The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, bald eagle, and various anadromous fish species. Some of these species, including the northern spotted owl, and marbled murrelet are found in some of our timberlands, requiring us to adjust the harvest schedules on some of our timberland resources. There can be no assurance that additional species within our timberlands will not subsequently receive protected status under the Endangered Species Act or that more members of species currently protected will not be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres.

Air Quality—The Clean Air Act regulates emissions into the air and requires air permits that set limits on such air emissions. The EPA is developing Maximum Achievable Control Technology (“MACT”) standards for reducing hazardous air pollutants from specified categories of industrial processes. Almost all of the MACT projects requiring capital expenditures have been completed. The remaining project is minor and will be completed before the required due date in 2007.

Water Quality and Wastewater—The Federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System (“NPDES”) permits for discharge of industrial wastewater and storm water runoff into regulated public waters. We believe our manufacturing facilities are in compliance with NPDES wastewater and storm water requirements in all material respects.

Environmental Expenditures for Mill Operations—During 2007, we expect to spend approximately $2 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $9 million on operating and other non-capitalizable expenditures relating to environmental matters.

Timber Exports—Federal law prohibits the export of unprocessed timber acquired from federal lands in the Western United States and the substitution of unprocessed federal timber from the Western United States for unprocessed private timber that is exported. A person owning timber-processing facilities may seek authorization from the U.S. Department of Agriculture for a “sourcing area” within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. We have one such sourcing area.

Energy—Although we generally are not regulated as a public utility, we must comply with federal and state utility regulations in order to sell the electricity that we produce into the market. Relevant regulations provide that an industrial producer of electrical power such as Longview Fibre Company may sell power into the wholesale market without being regulated as a public utility, by obtaining certification as a Qualified Facility from the Federal Energy Regulatory Commission. We currently have such certification and are not regulated as a public utility.

Employees

As of December 31, 2006, we employed approximately 3,000 employees, of which approximately 1,800 employees were under eleven collective bargaining agreements expiring at various times in 2007 through 2010. We believe that our relationship with our employees is good.

In November 2006, 59 employees at our Longview mill opted to take advantage of certain benefits allowed under the old union agreement, which was renegotiated effective June 1, 2006, and elected to retire. We do not expect to replace these employees, and expect the annual cost savings in 2007 to be approximately $4 million.

Available Information

Our Internet website address is www.longviewfibre.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

In addition, we have made the following corporate governance materials available in the Investor Relations section of our website:

•	Code of Ethics for our CEO and financial officers;

•	Code of Business Conduct and Ethics;

•	Corporate Governance Guidelines; and

•	Our Executive Committee, Audit Committee, Nominating/Governance Committee and Compensation Committee charters.

In addition to the access on our website, a copy of any of these corporate governance materials may be obtained by sending a request to the Secretary of the Company at P.O. Box 639, Longview, Washington 98632-7411.

Item 1A.	Risk Factors.

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission, and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors could have a material adverse effect on our business, financial condition and operating results and could cause the trading price of our common stock to decline. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the discussion, and the cautionary statements to which reference is made, set forth under “Forward-Looking Statements” below.

Risk Factors

If our proposed acquisition by Brookfield is not completed, our business could be materially and adversely affected and our stock price could decline.

On February 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Brookfield Asset Management Inc. (“Brookfield”). Completion of the acquisition requires the approval of our shareholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and satisfaction of other customary closing conditions. The acquisition is expected to close in the second quarter of 2007, but the acquisition may not be completed in the expected time period or at all. If the Merger Agreement is terminated, the market price of our common stock will likely decline, because we believe that our market price reflects an assumption that the proposed acquisition will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the proposed acquisition that will not be recovered if it is not completed. If the Merger Agreement is terminated, we may be obligated, under certain circumstances, to pay Brookfield a termination fee of $57 million. As a consequence of the failure of the acquisition to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected.

Our proposed acquisition by Brookfield could adversely affect our relationships with our employees, customers, suppliers and other parties.

While the proposed acquisition with Brookfield is pending, current employees may experience uncertainty about their post-acquisition roles, which may materially adversely affect our ability to attract and retain key management, operations, sales and other personnel. In addition, employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain employed with the Company following the acquisition. Furthermore, diversion of attention from ongoing operations on the part of management and employees could adversely affect our relationships with customers, suppliers and other parties. Also, while the acquisition is pending, customers may delay or defer decisions to purchase our products, which could adversely affect our revenues and earnings.

Cyclical industry conditions and commodity pricing have adversely affected and may continue to adversely affect our financial condition and results of operations.

Our operating results reflect the general cyclical and seasonal pattern of the forest, paper and packaging products industries. Most of our products are commodity products and are subject to competition from other timber companies and paper and paperboard and packaging products manufacturers worldwide. Historically, prices for our products have been volatile, and we, like other participants in the forest, paper and packaging products industries, have limited influence over the timing and extent of price changes for our products. The demand for our timber is primarily affected by the level of new residential construction activity, home repair and remodeling activity. Demand for our paper and paperboard and packaging products is primarily affected by the state of the global economy in general and the economies in North America and East Asia, in particular. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt, as well as our ability to pay dividends.

Our industries are highly competitive and subject to wide price fluctuations that could adversely affect our results of operations.

The forest, paper and packaging products industries are highly competitive globally, including significant competition from non-wood and engineered wood products, and no single company is dominant. These industries have suffered from excess capacity. Profitability of our Manufacturing segment depends, in part, on our ability to operate our manufacturing facilities efficiently and our Longview mill near full capacity. During the year ended

December 31, 2006, our Longview mill operated at 87.3% of capacity. Since these industries are capital intensive, higher fixed costs are incurred than in other industries and production can continue as long as prices are sufficient to cover marginal costs. Our competitors include large, vertically integrated forest, paper and packaging products companies and numerous smaller companies. Larger companies that compete with us in each of our markets may be better able to withstand the adverse nature of the business cycle because they may have greater financial and operating resources, have less leverage, and own more timberlands than we do.

In the past, we have seen significant competition in our export markets as our global competitors have benefited from the strength of the U.S. dollar relative to their currencies. These conditions have contributed to substantial price competition and volatility within our industry, especially during periods of reduced demand. The weakening of the U.S. dollar over the past few years has had a positive effect on our export business, particularly on European competition in the Japanese lumber market where Japanese buyers have had an advantage purchasing U.S. wood products. Strengthening of the U.S. dollar relative to the currencies of our global competitors now or in the future, could adversely affect our operating results. These factors, coupled with our leveraged position, may harm our ability to respond to competition and other market conditions.

Price fluctuations in raw materials could adversely affect our ability to cost effectively obtain the materials needed to manufacture our products.

The most significant raw material used in our operations is fiber, including wood, recycled and other fiber which, during the year ended December 31, 2006, accounted for 41% of our costs of paper and paperboard products, not including shipping, warehousing and outward freight. We obtained approximately 85% of our fiber requirements at open market prices during 2006. We also obtained almost all of our recycled fiber on the open market. Wood and recycled fiber are both subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of fiber that we purchase in the market has, at times, fluctuated greatly because of economic or industry conditions, particularly conditions in the Pacific Northwest, where we purchase most of our fiber. Beginning in the fall of 2006, we experienced significant cost increases for wood fiber due to lower lumber production in the Pacific Northwest. This shortage resulted in a year-on-year increase of 19.1% in our wood fiber costs. Further, costs of wood fiber could be adversely affected by consolidation of sawmills in the Pacific Northwest, mill closures due to oversupplied domestic lumber markets, and more stringent environmental or other regulations affecting the supply or cost of timber to those sawmills. We may not be able to pass future raw material cost increases on to our customers through product price increases. Increased costs of raw materials, and our inability to pass increased costs on to our customers could harm our financial condition, results of operations and cash flow.

Our operations require substantial capital and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations require substantial capital. Capital requirements for expansion, replacement and maintenance of existing facilities or equipment or to comply with existing and future changes in environmental laws and regulations may be substantial. The periodic and scheduled maintenance we perform on our equipment may not obviate the need to repair or replace key pieces of equipment, and we could incur significant additional costs associated with environmental compliance. The costs of repairing or replacing equipment and the associated downtime of an affected production line could harm our financial condition, results of operations and cash flow. If our future capital resources are inadequate to provide for our operating needs, and make capital expenditures and other cash requirements on favorable economic terms, our business, financial condition, results of operations and cash flow could be harmed.

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.

Our businesses are subject to many federal, state and local environmental, health and safety laws and regulations, particularly with respect to the restoration and reforestation of timberlands, harvesting timber near waterways, discharges of pollutants and emissions, and the management, disposal and remediation of hazardous substances or other contaminants. Compliance with these laws and regulations is a significant factor in our business and we have incurred, and expect to continue to incur, significant expenditures to remain in compliance. We expect that the environmental laws and regulations to which we are subject may become more stringent and more stringently enforced in the future and may reduce the amount of timber available for harvesting. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

In the state of Washington, we are required to file a Forest Practice Application for each unit of timber to be harvested. These applications may be denied or restricted by the regulatory agency or appealed by other parties, including citizen groups. Appeals or actions of the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results.

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

Environmental groups and other interested individuals may intervene in the regulatory processes in the states where we own timberlands. In the state of Washington, environmental groups and other interested individuals may appeal individual Forest Practice Applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. The same persons may also file or threaten to file lawsuits that seek to prevent us from implementing our operating plans, including seeking orders entirely preventing or restricting our ability to harvest our timberlands. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results.

Forestry regulations, including regulations intended to protect threatened and endangered species, restrict timber harvesting and may otherwise restrict our ability to conduct our timberlands business. The Federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species habitat includes restrictions on timber harvesting and related activities. A number of species indigenous to the Pacific Northwest have already been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, bald eagle, and various anadromous fish species. Some of these species, including the northern spotted owl, and marbled murrelet are found in some of our timberlands, requiring us to adjust the harvest schedules on some of our timberland resources. Additional species within our timberlands could subsequently receive protected status under the Endangered Species Act or more members of species currently protected could be discovered within our timberlands, requiring us to refrain from harvesting timber on additional acres. Our timberlands may also become subject to laws and regulations designed to protect wetlands, which laws and regulations could restrict harvesting, road building and other activities.

High-energy costs could adversely affect our results of operations.

Energy costs are a significant variable operating expense for us and are susceptible to rapid and substantial price increases and volatility. Our costs for energy are currently at relatively high levels and could continue to increase. Should energy costs increase in future periods, we may not be able to pass all increased energy costs on to our customers. In addition, the primary contracts pursuant to which we advantageously purchased and sold power in the past have expired and, under current terms, we have less flexibility in our ability to mitigate the costs of energy used by our facilities.

Changes in the value of the U.S. dollar relative to other currencies and offshore manufacturing could result in fluctuations in the price of and the demand for our products.

While all of our sales are made in U.S. dollars, a portion of our sales are made to customers operating in markets that use currencies other than U.S. dollars. For the year ended December 31, 2006, exports accounted for 9.8% of our total net sales. Of this amount, 3.3% of our total net sales came from log export sales to Japan, and 6.4% of our total net sales came from export sales of paper and paperboard, primarily to Hong Kong, Canada and Southeast Asia. During 2006, the continued weakening of the U.S. dollar relative to the currencies of these countries helped our products be more competitive in the export market. However, strengthening in the value of the U.S. dollar relative to the currencies of these countries could make it more expensive for our customers operating in foreign markets to purchase our products, could make our products less price competitive with our foreign competitors, and could consequently reduce the demand for our products. In addition, adverse currency valuations could make paper and paperboard from foreign competitors more price competitive in the U.S. market. This situation has caused, and, from time to time in the future, may again cause excess supply of paper and paperboard in the United States, which, in turn, would likely result in a decrease in U.S. paper and paperboard prices.

Historically, a stronger U.S. dollar has been associated with migration of domestic manufacturing to offshore locations. If further migration of domestic manufacturing to offshore locations occurs, our manufacturing business could be adversely affected.

Natural disasters or other events may cause losses to our timber holdings or limit our ability to harvest our timber.

The volume and value of timber that can be harvested from our timberlands may be limited by natural disasters and other events such as fire, volcanic eruptions, insect infestation, disease, ice storms, windstorms, flooding, other weather conditions, and other causes. The occurrence of any of these events could harm our business, financial condition and results of operations. Further, as is typical in the industry, we do not maintain insurance for any loss of our standing timber from natural disasters or other causes. In addition, fire and other natural disasters in adjacent or nearby timberlands may limit our access to, or impede our ability to, harvest our timber. In periods of poor logging conditions, we may harvest less timber than expected, thus impacting our net sales of timber during those periods.

Our business and financial performance may be harmed by future labor disruptions and economically unfavorable collective bargaining agreements.

Approximately 1,800 employees, or approximately 60% of our workforce, are parties to collective bargaining agreements. As a result, there is a risk of work stoppage due to strikes or walkouts. We have 11 collective bargaining agreements expiring at various times in 2007 through 2010. Any significant work stoppage as a result of the failure to successfully negotiate new collective bargaining agreements or the inability to negotiate new agreements on economically beneficial terms could have a material adverse effect on our business, financial condition, and results of operations.

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

The business insurance and replacement value insurance we carry could prove to be inadequate to cover the total amount of any losses caused by any of the above events. In addition, we are not insured against any losses due to interruptions in our business from damage to, or destruction of, our Longview pulp and paper making complex caused by earthquakes or to major transportation infrastructure disruptions or other events that do not occur on our premises. A disruption in our pulp and paper operations would also adversely affect our converting plants which, during the year ended December 31, 2006, effectively obtained approximately 53% of their paperboard requirements from our Longview mill (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties).

Potential divestiture of eight converting facilities may adversely impact our results of operations in future periods.

We announced during the second quarter of, 2006 that we are exploring the potential divestiture of up to eight converting facilities located in the eastern and central regions of the United States. If we divest the eight converting plants, it is likely that the No. 4 paper machine in the Longview mill will be permanently shut down and its net carrying value written down to net realizable value because this machine produces paperboard for those converting plants. Our assessment of the potential proceeds that may be realized from any divestitures of the converting facilities assumes, among other things, that the converting facilities are sold in one or more groups, rather than on an individual basis. If our assumptions prove to be incorrect and the net proceeds we achieve upon any sale of the converting facilities is less than their recorded net carrying amounts reflected in our consolidated financial statements, we may be required to recognize a write-down that could negatively impact our results of operations in subsequent reporting periods.

Changes in supply, caused by changes in the policies of governmental agencies, may affect timber prices and our revenues.

Some governmental agencies, principally the Forest Service of the U.S. Department of Agriculture, and the U.S. Department of the Interior’s Bureau of Land Management, own large amounts of timberlands. If these agencies choose to sell more timber than they have been selling in recent years, timber prices could fall, reducing our revenues.

Our operating and financial performance is dependent upon key personnel.

We believe that our success depends, to a significant extent, upon the efforts and abilities or our senior operating management team. A failure to retain the members of our senior operating management team could adversely affect our operating and financial performance.

A significant portion of the timberlands that we own and manage is concentrated in a limited geographic area.

We own and manage approximately 588,000 acres of timberlands located on nine tree farms in Oregon and Washington. Accordingly, if the level of production from these tree farms substantially declines, because of adverse growing or harvesting conditions in the Pacific Northwest or otherwise, it could have a material adverse effect on our overall production levels and our revenues.

We are subject to different risks than REITs in other industries.

We are subject to certain risks that are not applicable to REITs focused on other types of property, because of our ownership of timberlands and our manufacturing operations. For example, while many other REITs derive substantial portions of their cash flow from leases or other contracts providing relatively stable payments, our cash flow and ability to maintain or increase dividends will be substantially dependent upon market prices for our timber and manufactured products that have historically been volatile. We are also subject to other risks discussed above which are not typically relevant to REITs but which are applicable to us, including risks associated with uninsured losses from natural disasters such as fire, volcanic eruptions, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes, and the risk that regulatory changes, such as those designed to protect threatened and endangered species. The occurrence of such natural disasters and/or regulatory changes could restrict timber harvesting in the future.

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

Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The IRS could contend that our ownership interests in Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), securities of other issuers, or other assets would give rise to a violation of the REIT requirements.

If, in any taxable year, we fail to qualify as a REIT:

•	We would not be allowed a deduction for distributions to shareholders in computing our taxable income; and

•	We would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Our failure to qualify as a REIT would also result in higher income taxes, lower earnings and force us to restate our financial statements for 2006. In addition, we will be disqualified from treatment as a REIT for the four taxable years following the year in which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and funds available for distribution to our shareholders could be reduced for up to five years or longer, which would have an adverse impact on the value of our common stock.

Our cash dividends are not guaranteed and may fluctuate; we could reduce or eliminate dividends on our common stock.

Because of the expected nature of our income, we may not be required to distribute material amounts of cash to qualify as a REIT. REITs generally are required to distribute 90% of their ordinary taxable income, but not their net capital gains income. As a REIT, we expect that, for the foreseeable future, our income will consist primarily of net capital gains resulting from payments we receive under timber-cutting contracts. We could elect to retain, rather than distribute, all or a portion of our net capital gains and still maintain our status as a REIT. To the extent that we elect to retain our net capital gains:

•	We would be required to pay the tax on such gains at regular corporate rates;

•

Our shareholders, although required to include their proportionate share of the undistributed capital gains in income, would receive a refundable credit for their share of the federal income tax paid by us; and

•

The basis of a shareholder’s stock would be increased by the amount of the undistributed capital gains (minus the amount of the federal income tax on capital gains paid by us which was included in income by the shareholder).

The timing and amounts of our dividends have varied. In 2006, our Board of Directors significantly changed our dividend policy in anticipation of the REIT conversion. A first quarter of 2006 dividend of approximately $0.19 per share was declared and paid during the second quarter. Dividends of $0.23 per share were declared in each of the second, third, and fourth quarters of 2006 and were paid in the quarter following declaration. These per share amounts reflect the retroactive impact of the issuance of shares of our common stock in the REIT E&P Special Dividend Distribution made on August 7, 2006.

Our Board of Directors, in its sole discretion, will determine the amount and frequency of dividends to be provided to our shareholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, and other factors that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products, and general market demand for timberlands. Consequently, our dividend levels may fluctuate, and the level of dividends we pay could be less than expected. If we lower our dividend or elect or are required to retain rather than distribute our income, our stock price could be adversely affected.

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

There are uncertainties relating to the REIT E&P Special Dividend Distribution.

On August 7, 2006, we made a one-timer IT E&P Special Dividend Distribution of our accumulated and undistributed earnings and profits (“E&P”) for taxable periods prior to January 1, 2006. There are substantial uncertainties relating to this distribution, including the possibility that the IRS could, in any audits for tax years through October 31, 2005, and for the stub period November 1, 2005 through December 31, 2005, successfully assert that our taxable income should be increased, which would increase our E&P. Thus, we might fail to satisfy the requirement that we distribute all of our E&P by the close of our first taxable year as a REIT. Moreover, we cannot now determine whether we will be able to take advantage of certain procedures available to cure a failure to distribute all of our E&P or the economic impact on us of doing so.

We expect that the REIT E&P Special Dividend Distribution will be a taxable dividend, notwithstanding any elections by shareholders that received all or part of their portion of the distribution in the form of stock rather than cash.

We expect that the entire amount of the REIT E&P Special Dividend Distribution received by each shareholder will be treated for tax purposes as a taxable dividend, regardless of whether the shareholder received the distribution in the form of cash or shares of our common stock or a combination of cash and shares of our common stock. Therefore, the portion of the REIT E&P Special Dividend Distribution received by a shareholder entirely in the form of shares of our common stock would generally be treated for federal income tax purposes as having received a taxable dividend from us, as would the portion of the REIT E&P Special Dividend Distribution received by a shareholder entirely in cash or partly in cash and partly in the form of shares of our common stock.

The REIT E&P Special Dividend Distribution could be treated for tax purposes as a nontaxable stock dividend, which would preclude an effective distribution of E&P.

We believe that the REIT E&P Special Dividend Distribution will be taxable in its entirety. However, the IRS could argue that the imposition of the limit on the cash component of the REIT E&P Special Dividend Distribution causes a portion of the common stock component of the distribution to be treated as a non-taxable stock dividend. Treatment of a portion of the common stock component of the REIT E&P Special Dividend Distribution as a non-taxable stock dividend would reduce the amount of our E&P distributed through the REIT E&P Special Dividend Distribution, and might require us to incur additional expenses and make an additional distribution when we lack the financial wherewithal to do so, or at a time when the tax rate would be less advantageous to our shareholders. An IRS assertion that the distribution of common stock was not a taxable distribution, if successful, would also result in a shareholder not having been required to recognize income. We have not requested a ruling from the IRS with respect to the REIT E&P Special Dividend Distribution, and the statements and conclusions described above are not binding on the IRS.

The extent of our proposed use of Longview TRS may affect the price of our common shares relative to the share price of other REITs.

We conduct a portion of our business activities through Longview TRS. Longview TRS is a corporation subject to corporate-level tax. Our use of Longview TRS enables us to engage in non-REIT qualifying business activities such as the production and sale of specialty paper and containers, sales of timberlands (as a dealer), and sales of logs. However, under the Internal Revenue Code (“Code”), no more than 20% of the value of the assets of a REIT may be represented by securities of subsidiaries that are taxable REIT subsidiaries (“TRSs”). This limitation may affect our ability to make investments in non-REIT qualifying operations. Furthermore, our use of Longview TRS may cause the market to value our common shares differently than the shares of other REITs, which may not use TRSs as extensively as we will use them.

Our management has limited experience operating a REIT, and our future performance could be impaired as a result.

None of our officers and directors, prior to January 1, 2006, had experience managing or operating a REIT. Compliance with the highly complex REIT rules may divert our management team’s attention from other business concerns. Our management team may be unable to replicate or exceed our historical performance while operating under the constraints imposed by REIT qualification rules.

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

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Code, which, for Longview Fibre Company, generally include: owning and managing a timberlands portfolio; growing timber; and selling standing timber. Accordingly, because the following activities generate non-qualifying REIT income, the manufacture and sale by us of wood products, containers, kraft paper, paperboard, certain types of timberlands sales, if any, and the harvest and sales of logs conducted through Longview TRS could constitute “prohibited transactions” if such activities were engaged in directly by the REIT. In general, prohibited transactions are defined by the Code to be sales or other dispositions of property held primarily for sale to customers in the ordinary course of a trade or business.

By conducting our business in this manner, we believe we will satisfy the REIT requirements of the Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to Longview TRS. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The pre-tax earnings of Longview TRS will be subject to corporate-level income tax.

We will have potential deferred and contingent tax liabilities as a REIT.

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

In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time we qualify as a REIT, in which case we will owe these taxes plus interest and penalties, if any. Moreover, any such increase in taxable income will result in an increase in accumulated earnings and profits, which could require us to pay an additional taxable distribution to our then-existing shareholders within 90 days of the relevant determination.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, which may have retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT and the federal income tax consequences of such changes and decisions could adversely affect us.

An investment in our common shares involves other tax issues.

We may face other tax liabilities as a REIT that may reduce our cash flow. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through Longview TRS. Longview TRS is a corporation subject to corporate-level income tax at regular rates.

State tax laws may not conform to federal tax law. Though we expect to qualify as a REIT for federal income tax purposes with the filing of our 2006 tax return, our qualification as a REIT under the laws of each individual state will depend, among other things, on that state’s conformity with federal tax law. In the case of a shareholder living in a state whose tax laws do not conform to the federal tax treatment of REITs, even if we do not do business in that state, cash distributions to that shareholder may be characterized as ordinary income rather than capital gains for purposes of computing that shareholder’s state taxes. Investors should consult with their tax advisors concerning the state tax consequences of an investment in our common shares.

Capital gains distributions to non-U.S. shareholders are generally subject to withholding. We anticipate that our REIT distributions that are taxable to our shareholders, other than the REIT E&P Special Dividend Distribution, will primarily be treated as capital gains. Under the provisions of the Foreign Investment in Real Property Tax Act, which applies to non-U.S. shareholders, capital gain distributions are generally subject to withholding at a rate of 35% to non-U.S. shareholders who own more than 5% of our common stock and 30% to other non-U.S. shareholders unless, in each case, reduced as provided by an applicable income tax treaty. These distributions may also be subject to a 30% branch profits tax in the hands of a non-U.S. shareholder that is a corporation.

We could lack access to funds to meet our distribution and tax obligations.

To the extent we do not meet REIT income distribution requirements, we will be subject to a 4% nondeductible excise tax on the undistributed amount. We also could be required to pay taxes and liabilities attributable to periods and events prior to the REIT conversion and additional taxes in the event we were to fail to qualify as a REIT. In addition, unless we elect to retain our earnings, we will generally be required to refinance debt that matures with additional debt or equity. The amount of funds, if any, available to us could be insufficient to meet our distribution and tax obligations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments, including investments in the businesses to be conducted by Longview TRS.

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

We have a large amount of debt outstanding. At December 31, 2006, our year-end, we had $519.2 million of borrowed debt. This substantial level of debt could have important consequences, including:

•	Making it more difficult for us to satisfy our obligations, including debt service requirements;

•	Placing us at competitive disadvantage compared to our competitors that have less debt;

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures and debt service requirements;

•	Limiting our ability to use cash flow from operations for capital expenditures, working capital, dividends to shareholders, and other purposes;

•	Increasing our vulnerability to general adverse economic and industry conditions; and

•

Limiting our ability to capitalize on business opportunities, including our ability to make strategic acquisitions, and to react to competitive pressures and adverse changes in our business, our industry or government regulation.

We hedge a portion of our variable rate term debt for exposure to changes in cash flow as a result of changes in interest rates with fixed interest rate swap agreements. For our variable interest rate borrowings that are not hedged with fixed interest rate swap agreements, interest rates could increase significantly, our ability to borrow additional funds could be reduced, and the risks related to our substantial indebtedness would intensify.

Our indebtedness imposes restrictions on us that may adversely affect our business operations and our ability to service our debt.

Our debt instruments include covenants that, among other things, restrict our ability to:

•	Incur additional indebtedness and issue preferred stock;

•	Pay dividends or make other distributions on capital stock;

•	Repurchase capital stock;

•	Make loans and investments;

•	Dispose of assets;

•	Enter new lines of business;

•	Enter into transactions with affiliates; and

•	Create liens on our assets.

Our credit agreement subjects us to maintenance requirements with respect to financial ratios, including that our (1) net worth be maintained above a specified minimum, (2) total debt to capitalization ratio not exceed a specified maximum, and (3) interest coverage ratio must be above a specified minimum. These covenants in our credit agreement could restrict our ability to expand or to fully pursue our business strategies and opportunities. Our ability to comply with these and other provisions of our debt obligations may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any applicable debt covenants could result in a default under our indebtedness, which could cause those obligations to become immediately due and payable. If any of our debt is accelerated, we may be unable to repay it.

Provisions in our organizational documents, applicable laws, debt instruments, and other contractual arrangements could delay or prevent a takeover of us by a third party.

Our articles of incorporation and bylaws, applicable state of Washington laws, and our shareholder rights plan, debt instruments, the Merger Agreement, and other contractual arrangements could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. For example, various of the foregoing:

•	Permit our Board of Directors to issue one or more series of preferred stock with rights and preferences designated by our Board;

•	Impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	Divide our Board of Directors into three classes of directors serving staggered terms;

•	Limit the ability of shareholders to remove directors;

•	Allow the Board of Directors to fill any vacancies on our Board;

•	Limit shareholders’ ability to call special meetings of shareholders and to take action by written consent without a meeting;

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

•	Restrict our ability to solicit or consider business combination transactions other than our proposed acquisition by Brookfield;

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

•	May require, upon specified types of change in control, that we repurchase our outstanding debt securities.

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

Forward-Looking Statements

Except for historical information, the statements made in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions or estimates, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Forward-looking statements in some cases can be identified by the use of words such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “would,” “project,” “predict,” “continue,” “plan,” “propose” or other similar words or expressions. The forward-looking statements in this Annual Report on Form 10-K include, among others, statements concerning our potential acquisition by a third party, our future dividends and distributions, our operation and tax treatment as a REIT, expected timber harvest levels, expected realization from HBU land sales, the effect of potential asset divestitures, future operation of certain converting facilities, possible future impairments, the effect of our operating plan, the continued expansion of our timber resource base, expected capital expenditures, our pursuit of opportunities to reduce operating costs and increase efficiency, expected uses of energy, expected sources of income, anticipated counterparty performance of our swap agreements and the impact of these agreements on cash flows and interest expense, and our exploration of strategic alternatives.

Readers are cautioned not to place undue reliance on any of the forward-looking statements in this Annual Report on Form 10-K, which reflect our management’s estimates as of the date of this report, and subject to a variety of risks and uncertainties. Actual events, circumstances or results could differ materially from those anticipated by the Company or reflected in the forward-looking statements due to a variety of factors, including but not limited to:

•	The completion of our acquisition by a third party;

•	Our ability to achieve our strategies and the results of these strategies;

•

Developments in the world, national or regional economy or involving our customers or competitors affecting supply of or demand for our products, energy or raw materials, including the level of interest rates and new housing starts;

•

Changes in pricing and market conditions for our products, energy and certain raw materials, including changes in log, paper and paperboard, and converted products pricing and demand, and changes in the cost of wood chips and other sources of fiber used for our manufactured products;

•	Adverse harvest conditions, such as bad weather, or changes in regulations affecting our timber operations and the actual level and quality of logs we harvest;

•	Our dependence on timber resources;

•	Our ability to achieve anticipated improvements in operating results and earnings and expected cost reductions;

•	Our having sufficient resources to fund operations and meet debt payment obligations and capital expenditure requirements;

•	Our working capital needs, including inventory levels and raw material requirements;

•	Unexpected capital expenditures and the timing of completion and results of capital expenditure projects;

•	Our ability to reduce debt and prioritize the use of excess cash to reduce debt;

•	Possible effects of changes in currency exchange rates between the U.S. dollar and currencies of important export markets (particularly Japan);

•

Cost of compliance with environmental regulations and effects of environmental contingencies, litigation and regulations on our financial condition and results of operations, and our competitive position;

•	Implementation or revision of government policies affecting the environment, import and export control, and taxes;

•	Availability of excess cash to pay dividends;

•	Our ability to satisfy complex technical rules in order to maintain REIT status and to operate effectively within the limitations imposed by those rules;

•	Capital project delays, cost overruns or unforeseen maintenance on capital assets;

•	The availability of, and our ability to finance the purchase of, timberland at attractive prices;

•	Risks and costs associated with the restructuring of our manufacturing operations, including the potential divestiture of select converting plants;

•	The actual market for higher and better use lands;

•	Adverse changes in the capital markets or interest rates affecting the cost or availability of financing;

•	Disasters and other unforeseen events;

•	Potential changes in tax laws affecting REITs that could reduce the tax benefits associated with being a REIT;

•	The expected heightened sensitivity of our stock price to the level of dividends on our common stock; and

•	Other unforeseen developments in our business, operations or in the financial markets.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2006, we owned in fee approximately 588,000 acres of timberlands located in various counties of Washington and Oregon. As a matter of policy we have consistently acquired and intend to continue to acquire more timberlands whenever available at acceptable prices, dependent on the location and quality of the site involved and the species and quality of the merchantable timber and growing stock.

As of December 31, 2006, our production facilities included:

Production Facilities	Approx. Acres		Approx. Sq. Ft.		Building Leased/ Owned
PULP, PAPER AND PAPERBOARD PRODUCTION
Longview, Washington (a)	358		3,115,080		Owned

CONVERTED PRODUCTS PRODUCTION
Amsterdam, New York (Corrugated Containers) (d)	11		219,840		Owned
Bowling Green, Kentucky (Corrugated Containers) (d)	20		306,486		Owned
Cedar City, Utah (Corrugated Containers) (b)	22		143,000		Owned
Cedar Rapids, Iowa (Corrugated Containers) (d)	21		388,000		Owned
Fridley, Minnesota (Corrugated Containers) (d)	16		280,000		Owned
Grand Forks, North Dakota (Corrugated Containers) (b) (d)	27		85,000		Owned
Longview, Washington (Corrugated and Solid Fiber Containers)	(a	)	(a	)	Owned
Milwaukee, Wisconsin (Corrugated Containers) (b) (d)	15		430,000		Owned
Oakland, California (Corrugated Containers)	7		215,500		Owned
Seattle, Washington (Corrugated Containers)	3		132,300		Owned
Seward, Nebraska (Corrugated Containers) (b) (d)	18		85,000		Owned
Spanish Fork, Utah (Corrugated Containers)	25		519,000		Owned
Twin Falls, Idaho (Corrugated Containers)	12		446,000		Owned
West Springfield, Massachusetts (Corrugated Containers) (b) (d)	11		230,460		Owned
Yakima, Washington (Corrugated Containers)	19		420,496		Owned

WOOD CHIP PRODUCTION
Cle Elum, Washington (c)	74				Owned
Clatskanie, Oregon (c)	23				Owned
Kalama, Washington (c)	12				Leased

(a)	Our Longview facilities are used for pulp, paper and paperboard production, converted products production, and as our corporate headquarters.

(b)	Corrugated sheet plant.

(c)	Chip production facilities do not have significant covered building space. Buildings consist of office and shop buildings and special purpose structures over chipping equipment.

(d)	We are currently exploring the potential divestiture of these facilities.

In addition to the facilities listed above, we also own or lease seven strategically located corrugated container storage facilities that are used primarily as warehouse space. We sold one of our corrugated container storage facilities during 2006. Additionally, we lease one wood chip production and reload facility of approximately 19 acres near Clarkston, Washington that is not currently being used to produce wood chips. This wood chip production and reload facility does not have significant covered building space, but has an office, shop buildings, and special purpose structures over chipping equipment.

In connection with the sale of our Waltham, Massachusetts and Spanish Fork, Utah bag operations in October 2004, we leased to the purchaser the minority portion of our Spanish Fork facility that contains the bag operations, and continue to own the facility and land previously used for the Waltham bag operation.

In December 2006, we closed our sawmill in Leavenworth, Washington and sold the remaining assets, consisting of 69 acres of land and an approximately 125,000 square foot facility.

Item 3.	Legal Proceedings.

Since 2002, we have been named a defendant in numerous asbestos-related actions in Madison County, Illinois and St. Louis, Missouri, along with numerous other defendants. In December of 2005, the Madison County and St. Louis plaintiffs agreed to dismiss us from all but one of the lawsuits in those jurisdictions. In each instance, we were dismissed without any payment or liability to the plaintiffs. However, each of the dismissals was without prejudice, meaning that the plaintiffs could re-institute those cases. In the remaining St. Louis, Missouri lawsuit, the plaintiff alleges asbestos-related injuries from exposure to the defendants’ asbestos products, as well as exposure to asbestos while working on certain of the defendants’ premises. The claims are not specific as to what, if any, contacts the plaintiff had with us or our manufacturing plants or products. The lawsuit does not specify damages sought from us individually, but the plaintiff alleges a general jurisdictional amount against all defendants. In the past, we have been routinely dismissed from these types of actions.

In November 2005, we were served as a defendant in a case filed by several Travelers Insurance entities in federal court in the District of Connecticut, entitled The Travelers Indemnity Company, et al. v. Longview Fibre Company, 06cv1689. Plaintiffs allege that pursuant to the retrospective premium provisions of the insurance policies issued by Travelers, we are responsible for paying Travelers for the sums that Travelers had previously reimbursed us related to our costs in defending against asbestos bodily injury lawsuits. Travelers alleges in its complaint that we have been billed and have not paid approximately $1,600,000 in retrospective premiums. Prior to being served with the above-mentioned lawsuit, we filed a lawsuit against Travelers in the Western District of Washington, entitled Longview Fibre Paper and Packaging, Inc. v. Travelers Indemnity Company, et al., No. CV06-5666, that alleges that Travelers has breached its obligations under the insurance policies it issued to Longview Fibre, that Travelers has failed to reimburse more than $400,000 in defense costs previously paid by Longview Fibre, and that Longview Fibre does not owe Travelers any amount under the insurance policies. We have filed a motion to dismiss the Connecticut Action or in the alternative to transfer venue to the Washington Court. We anticipate that these two cases will be consolidated into one, and the litigation will proceed in either Washington or Connecticut.

In November 2006, we were named as one of many defendants in a case filed in Wharton County, Texas District Court and entitled Stalik v. A.W. Chesterton Co., et al. In the complaint, the plaintiff alleges that he suffers from an asbestos-related lung disease as a result of his exposure to asbestos during his work for a contractor at the Longview mill in the late 1960s and at other undisclosed dates. He also alleges exposure to asbestos at facilities owned by others during his work in various shipyards, steel mills, refineries, paper mills, chemical plants and/or other facilities in the United States. We anticipate that we may file one or more motions to dismiss this litigation in 2007.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

The executive officers of the Company during the year ended December 31, 2006, and certain biographical information about each of these individuals, are set forth below:

Name	Age	Office	Executive Officer Since
R. H. Wollenberg	53	President, Chief Executive Officer and Chairman of the Board	1996
S. J. Buhaly	49	Chief Financial Officer, Senior Vice President-Finance, Secretary, and Treasurer	2006
F. V. McShane	54	Senior Vice President and Chief Operating Officer	2004
B. S. Rowe	50	Senior Vice President-Timber	2006
R. J. Parker	58	Senior Vice President-Paper and Paperboard Production and Mill Manager	1994
K. D. Gettman	58	Senior Vice President-Converted Products	2001
R. B. Arkell	76	Senior Vice President-General Counsel and Industrial Relations	1986

Richard H. Wollenberg

President, Chief Executive Officer and Chairman of the Board

Mr. Wollenberg was elected Chairman of the Board in March 2004, having been elected Chief Executive Officer in November 2002, and has held the office of President since October 2001. He has been a director since 1995. Mr. Wollenberg previously served as Senior Vice President-Production, Western Container Division. He has been employed with the Company since 1988. Mr. Wollenberg received a Juris Doctor degree from Willamette University and a Bachelor of Philosophy degree from Reed College.

Steven J. Buhaly

Chief Financial Officer, Senior Vice President-Finance, Secretary, and Treasurer

Mr. Buhaly was appointed Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer, effective September 25, 2006. From 1999 through 2005 he was employed with Planar Systems in Portland, Oregon, serving as the Medical Business Vice President, Chief Financial Officer, and subsequently the Chief Operating Officer. From 1984 through 1999, Mr. Buhaly was employed by Tektronix in Portland, Oregon, serving in a series of finance and managerial positions, including General Manager, Value Instruments Product Line, from 1998 to 1999. Mr. Buhaly received a Bachelor of Science degree in Forest Engineering and a Master of Business Administration degree from the University of Washington, and attended the University of Michigan Executive Program in Industrial Marketing.

Frank V. McShane

Senior Vice President and Chief Operating Officer

Mr. McShane was appointed Chief Operating Officer in April 2006, in addition to being elected Senior Vice President-Supply Chain Management in 2004. Prior to that time, Mr. McShane spent 17 years in the consulting field, most recently with Capgemini, where he was employed from July 1995 until January 2004. He received a Bachelor of Arts degree in Psychology from Davidson College, North Carolina.

Blake S. Rowe

Senior Vice President-Timber

Mr. Rowe was elected to the position of Senior Vice President-Timber in April 2006. He joined the Company in 1984 as Assistant to the Vice President-Timber. He was previously employed for a forestry consulting company, and for a private timberland owner working on land exchanges. Mr. Rowe received a

Bachelor of Science degree in Forest Management and Wildlife Science from Oregon State University, and a Masters of Science degree in Forestry from the University of Minnesota.

Richard J. Parker

Senior Vice President-Paper and Paperboard Production and Mill Manager

Mr. Parker was elected Senior Vice President-Production and Mill Manager in 1994. He previously served as Vice President and Assistant to the President, and as Pulp Mill Superintendent. He has been employed with the Company since 1972. Mr. Parker received a Bachelor of Science degree in Chemical Engineering from Washington State University, and is a graduate of the Harvard Business School’s Program for Management Development.

Ken D. Gettman

Senior Vice President-Converted Products

Mr. Gettman was elected Senior Vice President-Converted Products in September 2001. He previously served as Vice President-Sales, Western Container Division from January 1998 to September 2001, and Sales Manager from 1994 to 1997. Mr. Gettman has been employed with the Company since 1967.

Robert B. Arkell

Senior Vice President-General Counsel and Industrial Relations

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

Each of our officers is elected to his or her position at the Board of Directors’ annual meeting each year. Each of our officers serves until the next annual meeting or until his or her resignation, retirement, removal or appointment of his successor.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “LFB”. The following table sets forth, for the periods indicated, the range of high and low market prices for our common stock as reported by the New York Stock Exchange.

	Year Ended December 31, 2006 (a)		Year Ended October 31, 2005
Quarter	High	Low	High	Low
1st	$26.26	$18.10	$18.44	$14.92
2nd	26.93	16.90	20.00	15.48
3rd	21.91	18.43	23.10	18.11
4th	$22.44	$19.90	$22.50	$16.73

(a)	Second Quarter of 2006—The share trading price on June 22, 2006 reflected the declaration of the REIT E&P Special Dividend Distribution of $7.54 per share (ex-dividend date). The closing price per share on June 21, 2006 was $24.45; the closing price per share on the June 22, 2006 ex-dividend date was $17.19.

We estimate that there were approximately 7,000 beneficial owners of our common stock as of January 22, 2007.

Cash dividends paid per share per quarter during the three years ended December 31, 2006, October 31, 2005, and October 31, 2004 were as follows:

	Year Ended
Quarter	December 31, 2006 (a)	October 31, 2005 (a)	October 31, 2004 (a)
1st	$—	$0.015	$—
2nd	0.19	0.015	—
3rd	0.23	0.015	—
4th	0.23	0.015	0.04

Total	$0.65	$0.060	$0.04

(a)	Based on outstanding shares of 65,750,230, after giving retroactive effect to common shares of 14,673,663 issued in the REIT E&P Special Dividend Distribution of August 7, 2006.

To qualify as a REIT, effective January 1, 2006, we were required to distribute to our shareholders in a taxable distribution, our accumulated and undistributed earnings and profits, or E&P, attributable to taxable periods prior to January 1, 2006. To complete the required distribution and also to distribute amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax, our Board of Directors, on June 14, 2006, declared a special cash-and stock distribution of $7.54 per share to holders of our common stock (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P Special Dividend Distribution), or $385.1 million. This distribution was paid on August 7, 2006 to shareholders of record at the close of business on June 16, 2006. The REIT E&P Special Dividend Distribution consisted of 14,673,663 shares of our common stock (based on a per-share value for purposes of the REIT E&P Special Dividend Distribution of $20.997) valued at $308.1 million, and $77.0 million in cash.

Under a new dividend policy adopted by our Board of Directors in connection with our REIT conversion, we declared a quarterly cash dividend on our common stock of approximately $0.19 per share during the first quarter of 2006, or $0.76 per share on an annualized basis, which was paid in the second quarter of 2006. During the second quarter of 2006, we increased the annual per share dividend to approximately $0.92 per share, or $0.23 per share quarterly dividend. Dividends of $0.23 per share were declared in each of the second, third and fourth quarters of 2006 and paid in the quarter subsequent to the dividend declaration. All per share amounts have been adjusted for the issuance of the 14,673,663 shares of our common stock issued in the REIT E&P Special Dividend Distribution. Actual dividend payments on our common stock are subject to final Board of Directors’ approval and will be based on our results of operations, cash flow, and prospects at the time. As a result, the level of dividends we pay could vary in the future.

Our ability to receive dividends from Longview TRS is limited by the rules we must comply with to qualify as a REIT. See Item 1A—“Risk Factors”, and Item 7—”Management’s, Discussion and Analysis of Financial Condition and Results of Operation—Our Business—The REIT Conversion in 2006”. As a REIT, we will be limited in our ability to fund dividend payments using cash generated through Longview TRS.

PERFORMANCE GRAPH

The following performance graph is not indicative of future performance of our Company’s common stock.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information of our Company and should be read in conjunction with the audited consolidated financial statements and related notes included under Item 8, “Financial Statements and Supplementary Data.” As a result of (1) the impact of the REIT conversion during the year ended December 31, 2006, including the REIT E&P Special Dividend Distribution made on August 7, 2006, and (2) the implementation of SFAS 158 as of December 31, 2006, our historical statements of income, per share data, shares outstanding and balance sheet data as of and for the years ended October 31, 2002 through 2005 for the provision (benefit) for income taxes, distributions, shareholders’ equity, and shares outstanding may not be comparable to the statement of income, per share data, shares outstanding and balance sheet data as of and for the year ended December 31, 2006.

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(in thousands, except per share)			2005	2004	2003	2002
STATEMENTS OF INCOME (LOSS)
Net sales:
Timber	$193,021	$27,425	$186,783	$192,840	$163,000	$172,178
Manufacturing	757,645	116,121	711,309	638,326	610,337	597,103

Total net sales	950,666	143,546	898,092	831,166	773,337	769,281
Cost of products sold, including outward freight	800,997	125,187	742,686	689,470	656,581	657,434

Gross profit	149,669	18,359	155,406	141,696	116,756	111,847
Selling, administrative and general expenses	96,391	17,644	93,559	82,752	72,154	71,570
Loss (gain) on impairment and disposition of assets	7,229	(1,348)	9,692	—	—	—
Advisory fees and REIT-related expenses	13,940	—	—	—	—	—

Operating profit (loss):
Timber	78,595	14,310	84,792	90,039	64,145	71,212
Manufacturing	(46,486)	(12,247)	(32,637)	(31,095)	(19,543)	(30,935)

Total operating profit	32,109	2,063	52,155	58,944	44,602	40,277

Interest expense	(36,394)	(6,200)	(37,044)	(37,493)	(43,099)	(44,858)
Other income (expense)	(11,962)	(5,016)	1,423	1,450	7,051	7,914

Income (loss) before taxes	(16,247)	(9,153)	16,534	22,901	8,554	3,333
Provision (benefit) for income taxes	(35,222)	(3,300)	6,180	9,000	3,200	(1,800)

Net income (loss)	$18,975	$(5,853)	$10,354	$13,901	$5,354	$5,133

PER SHARE DATA
Net income (loss) (a)	$0.29	$(0.09)	$0.16	$0.21	$0.08	$0.08
Regular cash dividends paid (a)	0.65	—	0.06	0.04	0.03	0.02
REIT E&P Special Dividend Distribution (d)	7.54	—	—	—	—	—
Shareholders’ equity at period-end (a) (c)	$4.58	$6.75	$6.84	$6.75	$6.58	$6.53

AVERAGE SHARES OUTSTANDING (a)	65,752	65,750	65,750	65,750	65,750	65,750

BALANCE SHEET DATA
Total assets	$1,137,118	$1,210,263	$1,211,695	$1,270,930	$1,255,404	$1,306,442
Working capital	92,022	96,141	83,981	58,266	40,609	37,116
Capital assets	801,164	864,211	867,954	922,023	939,107	989,293
Deferred tax liabilities—net (b)	158,407	205,698	210,029	204,783	195,410	191,742
Long-term debt	510,202	428,918	407,386	442,148	462,903	510,195
Shareholders’ equity (c)	$301,060	$444,069	$449,922	$443,654	$432,307	$428,996

(a)	Per share data for net income (loss), regular dividends, and shareholders’ equity at period-end, and average shares outstanding have been restated for all periods presented for the 14,673,663 additional shares issued as part of the REIT E&P Special Dividend Distribution made on August 7, 2006. See Note 3 to the consolidated financial statements under Item 8.

(b)	Includes reductions in 2006 for the income tax benefits recognized from the implementation of SFAS 158 as of December 31, 2006 and the REIT conversion. See Notes 2 and 13 to the consolidated financial statements under Item 8.

(c)	Includes reductions in 2006 of (1) $23.2 million as of December 31, 2006 for the implementation of SFAS 158, (2) $77.0 million for payment of cash dividends in the REIT E&P Special Dividend Distribution, and (3) regular dividends declared and paid of $58.3 million. See Notes 2 and 3 to the consolidated financial statements under Item 8.

(d)	Computed based on 51,076,567 common shares outstanding prior to the REIT E&P Special Dividend Distribution.

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
			2005	2004	2003	2002
OTHER DATA
Sales:
Logs, thousands of board feet	279,002	37,874	272,332	269,372	259,466	278,166
Lumber, thousands of board feet	65,134	9,675	68,067	96,447	95,565	93,893
Paper, tons	344,382	49,096	326,354	302,429	280,919	243,946
Paperboard, tons	117,322	32,042	167,257	121,987	92,353	79,885
Converted products, tons	548,128	91,336	543,433	511,923	505,797	519,652
Logs, $/thousand board feet	$610	$628	$595	$566	$503	$509
Lumber, $/thousand board feet	$351	$377	$364	$419	$340	$327
Paper, $/ton FOB mill equivalent	$603	$584	$582	$562	$569	$568
Paperboard, $/ton FOB mill equivalent	$396	$333	$342	$348	$346	$328
Converted products, $/ton	$882	$811	$822	$806	$806	$803
Longview mill production, tons	983,430	155,797	1,009,669	915,857	838,216	872,536
Employees	3,000	3,200	3,200	3,200	3,250	3,500
Cash used for (dollars in thousands):
Plant and equipment	$22,245	$4,654	$31,968	$44,052	$31,815	$40,382
Timber and timberlands	$14,762	$2,932	$10,180	$24,946	$4,970	$3,584

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with the consolidated financial statements, including the related notes, and the other financial information appearing elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” under Item 7 and Item 1A—“Risk Factors.”

OUR BUSINESS

Our business is organized into two segments, Timber and Manufacturing. As discussed in Note 20 of the notes to the consolidated financial statements under Item 8, we changed our method of reporting our business operations in the fourth quarter of 2006 from three segments, Timber, Paper and Paperboard, and Converted Products, to two reporting segments, Timber and Manufacturing. All segment information for prior periods has been restated for the reporting of the Timber and Manufacturing segments.

We benefit from significant integration of our business operations. During the year ended December 31, 2006, our Longview mill obtained approximately 6% of its wood chips from logs that were harvested from our timberlands and chipped by our chipping operations. In the same period, our converting plants effectively obtained approximately 87% of their paperboard requirements from our Longview mill (either by direct shipment from our Longview mill or from shipments under barter or buy/sell agreements with third parties), representing approximately 53% of total mill production. In addition, our business operations share centralized corporate management, accounting, human resources and information systems support.

Pending Acquisition of the Company

On February 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) where Brookfield Asset Management, Inc. (“Brookfield”) will acquire all of our outstanding shares of common stock for $24.75 per share in cash. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders, although there can be no assurance that the merger will be consummated in a timely manner, if at all. If we should terminate the Merger Agreement under specified circumstances, including a termination whereby we would enter into an agreement to be acquired by another company, we would be required to pay Brookfield a termination fee of $57 million.

The REIT Conversion in 2006

On July 27, 2005, our Board of Directors, after reviewing various strategic alternatives, authorized us to take the steps necessary to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, effective January 1, 2006. A REIT is a company that derives most of its income from investments in real estate, which may include timberlands. If a corporation qualifies as a REIT, it generally will not be subject to corporate income taxes on income and gains from investments in real estate, to the extent that it distributes such income and gains to its shareholders. Our principal REIT qualifying investment consists of our timberlands. As a REIT, we would continue to be required to pay federal corporate income tax on earnings from our non-real estate investments, principally our manufacturing operations, and on income from our real estate investments that is not distributed to our shareholders. Our election to be taxed as a REIT, effective January 1, 2006, will be made in connection with the filing of our federal income tax return for 2006.

In order to qualify as a REIT, our manufacturing operations and related assets and liabilities, consisting of our Longview mill and converting plants, are accounted for in a wholly-owned taxable REIT subsidiary of Longview Fibre Company named Longview Fibre Paper and Packaging, Inc. (“Longview TRS”). Our timber and timberlands operations and related assets and liabilities are accounted for in Longview Fibre Company. However, for segment reporting purposes, our manufacturing operations and related assets and liabilities are reported in the Manufacturing segment and our timber and timberlands, and related assets and liabilities are reported in the Timber segment.

Sales of timber from our timberlands by Longview Fibre Company to Longview TRS are required, for purposes of qualifying as a REIT, to be made under timber cutting rights agreements based on estimated current market prices. Timber cutting rights revenues are recognized by Longview Fibre Company when the timber is cut. The products from cutting the timber by Longview TRS consist primarily of logs for sale to third parties.

On August 7, 2006, we completed the last major step in the REIT conversion process by distributing to our shareholders our accumulated and undistributed earnings and profits (“E&P”) attributable to taxable periods ending prior to January 1, 2006, including amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. The REIT E&P Special Dividend Distribution amounted to $385.1 million, consisting of 14,673,663 shares of our common stock valued at $20.997 per share, or $308.1 million, and $77.0 million in cash.

Accordingly, we reported our results of operations as a REIT for the year ended December 31, 2006. The most significant changes from reporting as a REIT for the year ended December 31, 2006 compared to the non-REIT years ended October 31, 2005 and 2004 include:

•

A benefit for income taxes of $21.2 million in 2006 because REIT-qualifying income and gains from investments in real estate are not subject to corporate income taxes to the extent that we distribute such income and gains to our shareholders;

•	A benefit for income taxes of $8.0 million in 2006 for pre-conversion (accumulated prior to January 1, 2006) net deferred tax liabilities; and

•

An increase in the dividends we pay on our common stock, from $.06 per share for the year ended October 31, 2005 to an annualized $0.92 per share, or $0.23 per quarter, during 2006, as more fully described under “Liquidity and Capital Resources” below. All per share amounts have been adjusted for the issuance of the 14,673,663 common shares issued in the REIT E&P Special Dividend Distribution made in August 2006.

We expect that Longview Fibre Company’s unconsolidated taxable income will consist primarily of net capital gains from the sale of standing timber to Longview TRS at market prices. This income, and any other income derived from owning and managing our timberlands, generally will not be subject to corporate-level income tax, except to the extent we retain those earnings. To the extent that we retain net capital gains as a REIT, we would be required to pay income tax on such gains at regular corporate tax rates. If we retain and pay taxes on net capital gains, our shareholders, though required to include their proportionate share of the undistributed long-term capital gain in income, would receive a credit or refund for their share of the federal income tax paid by us.

Our ability to receive dividends from Longview TRS is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of Longview Fibre Company’s gross income for each taxable year as a REIT must be derived from sales of our standing timber and other types of real estate income. No more than 25% of Longview Fibre Company’s gross income may consist of dividends from Longview TRS and other non-real estate-related income. As a result, if our non-REIT activities conducted through Longview TRS were to become highly profitable, we might be limited in our ability to receive distributions from Longview TRS in an amount required to fund dividends to our shareholders commensurate with that profitability.

Operating Plan

In April 2006, we announced changes in our operating plan intended to increase our cash flow and enhance shareholder value. The principal changes included the following:

•	We expect to increase our average annual timber harvest from 275 million board feet to 325 million board feet over the next five years.

•

We have classified approximately 34,000 acres of our timberlands as priority HBU tracts for potential sale. We expect to realize an aggregate of $4 million to $5 million annually from HBU land sales for each of the next ten years.

•

We are exploring the potential divesture of eight of our converting plants located in the central and eastern United States. We believe the divestiture of these manufacturing assets would enhance our operating performance and provided additional cash to reduce debt.

•

As discussed under “Year Ended December 31, 2006 Compared to Same Twelve-Month Period in 2005—Selected Segment Results—Timber”, we closed and then sold the remaining assets of our Leavenworth sawmill operations in December 2006.

In connection with the adjustments to our operating plan and our conversion to a REIT, we announced a change in our dividend policy, increasing the quarterly cash dividend we intend to pay on our common stock to $0.92 per share on annualized basis from a previously announced annualized dividend of approximately $0.76 per share, after adjustment for the 14,673,663 common shares issued in the REIT E&P Special Dividend Distribution made on August 7, 2006. Under the new dividend policy, we declared dividends of $0.23 per share in each of the second, third and fourth quarters of 2006. We declared dividends of approximately $0.19 per share in the first quarter of 2006, under a previously announced dividend policy. All dividends declared during 2006 were paid in the quarter following the dividend declaration.

RESULTS OF OPERATIONS BY YEAR

The following table is a summary of consolidated results of operations for the periods indicated:

		Unaudited (Recast) (a)
	Year Ended December 31, 2006	Twelve Months Ended December 31,	Percentage Change	Two Months Ended December 31,	Year Ended October 31, 2005
(dollars in millions)		2005	2006 vs 2005	2005
Net sales:
Timber	$193.0	$187.5	2.9%	$27.4	$186.8
Manufacturing	757.6	708.3	7.0	116.1	711.3

Total net sales	950.6	895.8	6.1	143.5	898.1
Cost of products sold, including outward freight	801.0	746.2	(7.3)	125.2	742.7
Selling, administrative and general expenses	96.4	96.9	0.5	17.6	93.5
Loss (gain) on impairment and disposition of assets	7.2	9.4	23.4	(1.4)	9.7
Advisory fees and REIT-related expenses	13.9	—		—	—

Operating profit (loss):
Timber	78.6	86.5	(9.1)	14.3	84.8
Manufacturing	(46.5)	(43.2)	(7.6)	(12.2)	(32.6)

Total operating profit	32.1	43.3	(25.9)	2.1	52.2

Interest expense	(36.4)	(37.1)	1.9%	(6.2)	(37.0)
Other income (expense)	(11.9)	(3.9)		(5.1)	1.4

Income (loss) before income taxes	(16.2)	2.3		(9.2)	16.6
Provision (benefit) for income taxes	(35.2)	1.0		(3.3)	6.2

Net income (loss)	$19.0	$1.3		$(5.9)	$10.4

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Same Twelve-Month Period in 2005

Consolidated Results

Net sales—Year ended December 31, 2006 net sales were $950.6 million compared to $895.8 million for 2005, an increase of $54.8 million, or 6.1%. The increase is due to net sales increases of $5.5 million in our Timber segment and $49.3 million in our Manufacturing segment. See “Selected Segments Results” below.

Cost of products sold—Cost of products sold was $801.0 million, or 84.3% of net sales, for the year ended December 31, 2006 compared to $746.2 million, or 83.3% of net sales, for 2005. The increase in cost of products sold, as a percentage of net sales, in 2006 compared to 2005 was primarily due to (1) a 27.5% increase in wood chip costs and a 15.4% increase in bleached pulp costs in our Manufacturing segment, (2) a 1.6% increase in Timber segment logging and hauling costs, and a 19.4% increase in Manufacturing segment freight costs from fuel cost increases, (3) a 20.3% increase in energy costs in the Manufacturing segment from higher hog fuel and fuel oil prices at the Longview mill, (4) wage increases and higher medical benefit expenses, and (5) an allocated pension expense increase of $6.9 million due to collective bargaining agreement changes for union employees and changes in pension plan assumptions.

Selling, administrative and general expenses—Selling, administrative and general expenses for the year ended December 31, 2006 were $96.4 million, or 10.1% of net sales, compared to $96.9 million, or 10.8% of net sales, for 2005, a decrease of $.5 million, or 0.5%. Selling, administrative and general expenses for 2005 include $3.0 million of REIT-related expenses. If these expenses were excluded, selling, administrative and general expenses would have increased $2.5 million, or 2.7%. After exclusion of REIT-related expenses in 2005, the increase in selling, administrative and general expenses for 2006 was primarily due to increases in legal, accounting, and consulting fees for Sarbanes-Oxley Act compliance and financial-related projects, salaries and benefits, and pension expense, partially offset by approximately $1.8 million of income received during the fourth quarter of 2006, which we recognized as a reduction to selling, administrative and general expenses, for our proportionate share of damages incurred by U.S. lumber companies from unfair Canadian government subsidies and other unfair trade practices on Canadian softwood lumber imports into the United States.

Loss on impairment and disposition of assets—The loss on impairment and disposition of assets in 2006 of $7.2 million consists primarily of a $10.5 million loss on the impairment and sale of the Leavenworth sawmill, as discussed in Note 15 of the notes to the consolidated financial statements under Item 8, offset by gains on the sale of HBU lands during 2006 of $3.4 million. The loss of $9.4 million for 2005 is primarily due to the write off of $9.7 million from the permanent shut down of the No. 1 and No. 3 paper machines.

Advisory fees and REIT-related expenses—Advisory fees and REIT-related expenses increased to $13.9 million in 2006 due primarily due to financial advisory fees incurred during the first quarter of 2006 for assistance in exploring strategic sales options for the Company and for REIT-related expenses.

Operating profit (loss)—Year ended December 31, 2006 operating profit was $32.1 million compared to $43.3 million for 2005, a decrease of $11.2 million, or 25.9%. See “Selected Segment Results” below for analysis.

Interest expense—Interest expense for the year ended December 31, 2006 was $36.4 million compared to $37.1 million for 2005, a decrease of $0.7 million. The decrease was primarily due to lower average interest rates resulting from the early redemption of our fixed interest rate Senior Notes in December 2005 and our fixed interest rate Senior Subordinated Notes in the second quarter of 2006 with the proceeds of lower variable interest rate bank debt, partially offset by higher borrowing required to fund the REIT E&P Special Dividend Distribution in August of 2006.

Other income (expense)—Other expense for the year ended December 31, 2006 was $11.9 million compared to $3.9 million for 2005, an increase of $8.0 million. The increase was primarily due to $11.1 million in net expenses related to the early redemption of our Senior Subordinated Notes in the second quarter of 2006, as discussed in Note 11 of the notes to the consolidated financial statements under Item 8.

Income (loss) before income taxes—Loss before income taxes was $16.2 million for the year ended December 31, 2006 compared to income before income taxes of $2.3 million for 2005, a decrease of $18.5 million. The decrease was primarily due to a net increase in expenses of $5.6 million from early retirement of debt, and the increase in advisory fees and REIT-related expenses.

Provision (benefit) for income taxes—The benefit for income taxes for the year ended December 31, 2006 was $35.2 million. The decrease in income taxes resulted from reporting as a REIT for federal income tax purposes for 2006. For 2005, we were taxed as a regular corporation and all of our earnings were subject to corporate level income taxes. The provision for income taxes for 2006 includes benefits of $21.2 million from REIT-qualifying income and gains not subject to corporate income taxes and $8.0 million from the elimination of pre-REIT conversion net deferred tax liabilities.

As a REIT, we are generally not subject to corporate income taxes on income and gains from investments in real estate, including proceeds from the sale of standing timber, to the extent that we distribute such income and gains to our shareholders. During 2006, we distributed all of our income and gains from investments in real estate to our shareholders. Our wholly owned subsidiary, Longview TRS, however, is subject to corporate-level income tax on its earnings.

Net income—Year ended December 31, 2006 net income was $19.0 million compared to $1.3 million for 2005, an increase of $17.7 million. The increase was primarily due to income tax benefits for reporting as a REIT for 2006, offset by: (1) a net after-tax charge to earnings of $7.1 million for net financing expenses related to the early retirement of debt, as discussed in Note 11 of the notes to consolidated financial statements under Item 8, and (2) increases in advisory fees and REIT-related expenses, as discussed in Note 10 to the notes to consolidated financial statement under Item 8.

Selected Segment Results

Timber

		Unaudited (Recast) (a)
	Year Ended December 31,	Twelve Months Ended December 31,	Percentage Change	Two Months Ended December 31,	Year Ended October 31,
	2006	2005	2006 vs. 2005	2005	2005
Timber net sales, $ millions	$193.0	$187.5	2.9%	$27.4	$186.8
Timber operating profit, $ millions	$78.6	$86.5	(9.1)%	$14.3	$84.8
Logs, thousands of board feet	279,002	269,645	3.5%	37,874	272,332
Lumber, thousands of board feet	65,134	67,647	(3.7)%	9,675	68,067
Logs, $/thousand board feet	$610	$603	1.2%	$628	$595
Lumber, $/thousand board feet	$351	$371	(5.4)%	$377	$364

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

Year ended December 31, 2006 Timber segment net sales were $193.0 million compared to $187.5 million for 2005, an increase of $5.5 million, or 2.9%. The increase was primarily due to increases in our timber harvest during 2006 compared to 2005, resulting in a 3.5% increase in log volume sold. Because of declining domestic housing starts during 2006, lumber volume sold declined by 3.7%. Overall, our timber harvest for 2006 was approximately 303 million board feet compared to approximately 294 million board feet for 2005, an increase of 9 million board feet, or 3.1%.

Average log unit prices increased by 1.2% for the year ended December 31, 2006 compared to 2005 primarily due to increased domestic and export log demand and prices during 2006. Average lumber unit prices decreased by 5.4% for 2006 compared to 2005 due to lower domestic housing starts and lower lumber demand.

Year ended December 31, 2006 Timber segment operating profit was $78.6 million compared to $86.5 million for 2005, a decline of $7.9 million, or 9.1%. The decline was primarily due to a $10.5 million write-down for impairment and disposition of the Leavenworth sawmill, as discussed in Note 15 of the notes to the consolidated financial statements under Item 8, and (1) a 1.6% increase in logging and hauling costs primarily due to higher fuel prices, (2) approximately $1.0 million in employee termination and other costs for closure of the Leavenworth sawmill in the fourth quarter of 2006, and (3) $1.6 million in advisory fees and REIT-related expenses that occurred primarily in the first quarter of 2006. The decline in operating profit was partially offset by (1) higher net sales during 2006 compared to 2005, (2) $3.4 million in gains from sales of HBU lands primarily during the fourth quarter of 2006, and (3) $1.8 million of income received in the fourth quarter of 2006 which was recognized as a reduction of our selling, administrative and general expenses. The $1.8 million of income represents our proportionate share of a $500 million settlement awarded to U.S. lumber companies from unfair Canadian government subsidies and other unfair trade practices on imports into the United States of Canadian softwood lumber.

Manufacturing

		Unaudited (Recast) (a)
	Year Ended December 31, 2006	Twelve Months Ended December 31, 2005	Percentage Change 2006 vs. 2005	Two Months Ended December 31, 2005	Year Ended October 31, 2005
(in millions, except tons and price per ton)
Net sales:
Paper and paperboard	$274.4	$261.5	4.9%	$42.1	$264.7
Converted products	$483.2	$446.8	8.1%	$74.0	$446.6

Total net sales	$757.6	$708.3	7.0%	$116.1	$711.3

Manufacturing operating loss	$(46.5)	$(43.2)	(7.6)%	$(12.2)	$(32.7)
Volume sold (in tons):
Paper	344,382	315,210	9.3%	49,096	326,354
Paperboard	117,322	174,426	(32.7)%	32,042	167,257
Converted products	548,128	545,299	0.5%	91,336	543,433
Average unit price per ton:
Paper, FOB mill equivalent	$603	$587	2.7%	$584	$582
Paperboard, FOB mill equivalent	$396	$339	16.8%	$333	$342
Converted products	$882	$819	7.7%	$811	$822

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

Total Manufacturing segment net sales were $757.6 million for the year ended December 31, 2006 compared to $708.3 million for 2005, an increase of $49.3 million, or 7.0%. The increase was due to increases in demand for our paper products during 2006 and price increases, which offset some of the increases in the costs of our products resulting from higher wood chip prices due to lower lumber production in the Pacific Northwest and by declining domestic housing starts.

As a result of the elevated wood chip costs, we changed our paper and paperboard product mix during the third and fourth quarters of 2006 to focus on higher margin products, particularly in our paper products, thereby reducing our exposure to products with high virgin fiber content. This change in product mix, along with price increases to our customers, and increased domestic demand for our paper products, resulted in an overall increase in paper and paperboard net sales of $12.9 million, or 4.9%, in 2006 compared to 2005. Of the total paper and paperboard net sales, paper net sales were $225.5 million during 2006 compared to $200.4 million for 2005, an increase of $25.1 million, or 12.5%, while paperboard net sales were $48.9 million in 2006 compared to $61.1 million for 2005, a decrease of $12.2 million, or 20.0%.

Paper volume sales increased in 2006 by 9.3% while paperboard volume sales declined by 32.7% compared to 2005, reflecting our change in product mix due to the focus on higher margins products in the domestic market, and a sharp decline in export paperboard sales, particularly in sales of pulp and export liner.

Year ended December 31, 2006 converted products net sales were $483.2 million compared to $446.8 million for 2005, an increase of $36.4 million, or 8.1%. The increase was primarily due to a 7.7% increase in prices. We began implementing price increases to our customers during the second quarter of 2006.

Year ended December 31, 2006 operating loss for the Manufacturing segment was $46.5 million compared to an operating loss of $43.2 million for 2005, an increase of $3.3 million, or 7.6%. The increase in operating loss was due to (1) $9.3 million of advisory fees and REIT-related expenses incurred primarily in the first quarter of 2006, and (2) an allocated $8.0 million (of which $6.9 million is included in cost of products sold) increase in pension expense due to collective bargaining agreement changes for union employees and changes in pension plan assumptions. The 2006 operating loss was partially offset by increases in net sales and customer prices. The 2006 operating loss was also negatively impacted by (1) a 20.3% increase in energy costs at the Longview mill due to increases in hog fuel and fuel oil prices, (2) an increase in labor costs of 12.2% at the Longview mill and 4.0% at the converting plants primarily due to wage increases, higher medical benefits and pension costs, (3) fiber costs increases of 19.1% at the Longview mill and 9.6% at the converting plants primarily due to higher wood chip prices, and (4) a 19.4% increase in freight costs due to fuel cost increases. The operating loss for 2005 was negatively impacted by a $9.7 million write off of the No. 1 and No. 3 paper machines because we decided to permanently shut down those machines.

Longview paper mill capacity utilization was 87.3% for 2006 compared to 89.7% for 2005. The decline in capacity utilization was primarily due to machine down time due to higher wood chip costs, including curtailment of production on the No. 6 paper machine in November of 2006. If wood chip prices remain at high levels, it is likely that the No. 6 machine may remain idle for an extended period of time.

As discussed in Note 15 of the notes to the consolidated financial statements under Item 8, we are exploring the potential divestiture of eight converted products facilities located in the central and eastern United States. Our No. 4 paper machine, which is currently idle, has provided paperboard raw materials for these facilities. If and when the eight converting plants are sold, the No. 4 paper machine may no longer be needed for paperboard production and it is likely that the machine may be permanently shut down.

Year Ended October 31, 2005 Compared to Same Period in 2004

The following table is summary of consolidated results for the years ended October 31, 2005 and 2004:

	Year Ended October 31,
(dollars in millions)	2005	2004	Percentage Change
Net sales:
Timber	$186.8	$192.8	(3.1)%
Manufacturing	711.3	638.4	11.4

Total net sales	898.1	831.2	8.0
Cost of products sold, including outward freight	742.7	689.5	(7.7)
Selling, administrative and general expenses	93.5	82.8	(12.9)
Loss on impairment and disposition of assets	9.7	—

Operating profit (loss):
Timber	84.8	90.0	(5.8)
Manufacturing	(32.6)	(31.1)	(4.8)

Total operating profit	52.2	58.9	(11.4)

Interest expense	(37.0)	(37.5)	1.3
Other income	1.4	1.5	(6.7)

Income before income taxes	16.6	22.9	(27.5)
Provision for income taxes	6.2	9.0	31.1

Net income	$10.4	$13.9	(25.2)%

Consolidated Results

Net sales—Year ended October 31, 2005 net sales were $898.1 million compared with $831.2 million for 2004, an increase of $66.9 million, or 8.0%. The increase was due to increases in net sales of $72.9 million, or 11.4%, in our Manufacturing segment, which more than offset a decrease in net sales of $6.0 million, or 3.1%, in our Timber segment. See “Selected Segment Results” below.

Cost of products sold—Year ended October 31, 2005 cost of products sold was $742.7 million, or 82.7% of net sales, compared with $689.5 million, or 83.0% of net sales, for 2004. The favorable change in cost of products sold, as a percentage of net sales, in 2005 compared to 2004 was primarily due to (1) an 8.4% reduction in total purchased energy costs at our Longview mill, (2) labor productivity gains of 9.6% at our Longview mill and 6.4% at our converting plants, and (3) a 0.4% reduction in total fiber cost, offset by an increase in logging and hauling costs of 7.9%.

Selling, administrative and general expenses—Year ended October 31, 2005 selling, administrative and general expenses were $93.5 million, or 10.4% of net sales, compared with $82.8 million, or 10.0% of net sales, for 2004. The $10.7 million increase in 2005 compared to 2004 was primarily due to increases in wages and benefits, legal and consulting fees associated with our REIT conversion and Sarbanes-Oxley compliance, and depreciation and other costs associated with the implementation of our ERP system.

Loss on disposition of assets—Year ended October 31, 2005 loss on disposition of assets consisted of a $9.7 million non-cash charge for the loss on the write off of two paper machines. See “Selected Segment Results” below.

Income before income taxes—Income before income taxes was $16.6 million for 2005, compared with $22.9 million for 2004, a decrease of $6.3 million. The decrease was primarily due to the $9.7 million non-cash charge for the write off of two paper machines during 2005 and increased selling, administrative and general expenses, offset by higher net sales in 2005 compared to 2004.

Provision for income taxes—The 2005 provision for income taxes was $6.2 million, an effective tax rate of 37.4%, compared to a tax provision of $9.0 million in 2004, an effective tax rate of 39.3%. This decrease in the effective tax rate was due to increased utilization of federal and state tax credits.

Selected Segment Results

Timber

	Year Ended October 31,
	2005	2004	Percentage Change
Timber net sales, $ millions	$186.8	$192.8	(3.1)%
Timber operating profit, $ millions	$84.8	$90.0	(5.8)%
Logs, thousands of board feet	272,332	269,372	1.1%
Lumber, thousands of board feet	68,067	96,447	(29.4)%
Logs, $/thousand board feet	$595	$566	5.1%
Lumber, $/thousand board feet	$364	$419	(13.1)%

Year ended October 31, 2005 Timber segment net sales were $186.8 million, compared to $192.8 million for 2004, a decrease of $6.0 million, 3.1%. The decrease was primarily due to a 29.4% decrease in lumber volume sold and a 13.1% decrease in lumber prices, partially offset by a 5.1% increase in log prices and an increase in log volume of 1.1%. Lumber volume was down primarily due to our decision to optimize our total return and discontinue the processing of logs into lumber at a third-party sawmill in Oregon. Increases in log volume were driven by favorable harvest conditions. Domestic log prices and volume increased 9.5% and 16.0%, respectively, in 2005 compared to 2004.

Year ended October 31, 2005 export sales were $27.0 million, or 14.4%, of timber net sales, compared with $46.6 million, or 24.1% of timber net sales, for 2004. The export sales decrease was due to a 45.2% decrease in volume, partially offset by a 5.2% increase in export log prices. The decline in export sales volume was due to increased domestic demand for export quality logs. Log export prices continued to benefit from the dollar being relatively weak compared to the yen during 2005.

Year ended October 31, 2005 operating profit was $84.8 million, compared with $90.0 million for 2004, a decrease of $5.2 million, or 5.8%. The decrease was primarily due to (1) 7.9% higher logging and hauling costs, (2) decreases in lumber volume, and (3) a 37.4% increase in depletion costs due to harvesting from counties with higher depletion rates.

Manufacturing

	Year Ended October 31,
(in millions, except tons and price per ton)	2005	2004	Percentage Change
Net sales:
Paper and paperboard	$264.7	$225.7	17.3%
Converted products	$446.6	$412.6	8.2%

Total manufacturing net sales	$711.3	$638.3	11.4%

Manufacturing operating loss	$(32.6)	$(31.1)	(4.8)%
Volume sold (in tons):
Paper	326,354	302,429	7.9%
Paperboard	167,257	121,987	37.1%
Converted products	543,433	511,923	6.2%
Average unit price per ton:
Paper, FOB mill equivalent	$582	$562	3.6%
Paperboard, FOB mill equivalent	$342	$348	(1.7)%
Converted products	$822	$806	2.0%

Year ended October 31, 2005 Manufacturing segment net sales were $711.3 million compared to $638.3 million for 2004, an increase of $73.0 million, or 11.4%. This increase was primarily due to a 17.3% increase in paper and paperboard net sales due to increases in paper and paperboard volume of 7.9% and 37.1%, respectively, and an 8.2% increase in converted products net sales. The increase in converted products net sales was primarily due to a 6.2% increase in converted products volume due to the improvement in the general domestic economy, which began in the latter part of 2004.

Paper and converted products prices increased by 3.6% and 2.0%, respectively, while paperboard prices decreased 1.7% in 2005 compared to 2004. Domestic paper and paperboard volume was up 9.2% and 7.7%, respectively, while domestic paper and paperboard prices were up 2.9% and 3.8%, respectively, in 2005 compared to 2004. The strengthening of the U.S. economy during 2005 resulted in an improved demand for both paper and paperboard and converted products.

Operating loss for the year ended October 31, 2005 was $32.6 million compared to a loss of $31.1 million for 2004, an increase of $1.5 million, or 4.8%. Operating loss for 2005 includes $9.7 million for the non-cash write-off of the No. 1 and No. 3 paper machines in the fourth quarter of 2005. Excluding the write-off of the No. 1 and No. 3 machines, the operating loss would have been $22.9 million. The decrease in operating loss, excluding the non-cash write-off of the paper machines, was primarily the result of:

•	Improved machine operating rates in the Longview mill for 2005, driving fixed costs per unit down. Our Longview mill operated at 84.3% of capacity during 2005 compared to 76.2% for 2004;

•	Improved labor productivity in the Longview mill of 9.6%;

•

An 8.4% decrease in total energy costs at the Longview mill, particularly natural gas, due to our on-going energy conservation efforts and by strategically utilizing various fuel sources to mitigate increases in fuel costs;

•

A 0.4% decrease in total fiber cost, primarily resulting from a 16.0% reduction in the usage of purchased bleach pulp, and an 18.0% increase in usage of lower-cost OCC fibers, partially offset by a 2.5% increase in wood chip cost; and

•	Increased sales volume and prices for our converted products, coupled with a reduction of 6.4% in total labor hours.

During 2005, we utilized the No. 4 paper machine, from time to time, to meet customer demand requirements, leaving two of our least efficient machines, the No. 1 and No. 3 paper machines, fully curtailed. We permanently shut down these machines during the fourth quarter of 2005 because: (1) we decided to outsource linerboard supply for a remote box plant in subsequent periods to reduce costs, thereby reducing production demand for linerboard, (2) we began accumulating box plant inventory prior to seasonal demand so that we could dedicate a paper machine that had often been used to make corrugating medium to the production of kraft paper, reducing the need for No. 1 and No. 3 paper machines, and (3) we reduced sales to one of our large kraft paper customers to improve our profit margins. Accordingly, we took a $9.7 million non-cash charge to operations for the write-off of the No. 1 and No. 3 machines.

LIQUIDITY AND CAPITAL RESOURCES

Overview—Our principal source of liquidity is cash provided by operations and borrowings under our credit agreement. Our principal uses of cash are paying the costs and expenses associated with operations, repaying debt principal and interest obligations, making capital expenditures, and paying dividends to our shareholders. We believe that we have sufficient cash resources, as measured by cash provided by operations, liquidity performance indicators, and our available borrowing capacity, all as discussed below, to fund our operations for the year ending December 31, 2007.

Analysis of Cash Flows—The following table is a condensed summary of consolidated cash flows for the periods indicated:

		Unaudited (Recast) (a)
	Year Ended December 31, 2006	Twelve Months Ended December 31, 2005	Percentage Change 2006 vs. 2005	Two Months Ended December 31, 2005	Year Ended October 31, 2005
(dollars in millions)
Cash provided by (used for) operations:
Net income (loss)	$19.0	$1.3		$(5.9)	$10.3
Adjustments to reconcile net income (loss) for items not requiring (providing) cash:
Depreciation, depletion and amortization	80.6	82.1	(1.8)%	13.2	82.6
Deferred tax liabilities-net	(35.2)	(0.6)		(3.3)	4.5
Loss (gain) on impairment and disposition of capital assets	7.2	9.4	(23.4)	(1.3)	10.6
Loss (gain) on early extinguishment of debt	(0.7)	1.0		1.0
Changes in working capital	(11.1)	5.9		2.6	8.1
Changes in other noncurrent assets and liabilities	6.1	(4.8)		—	(5.1)

Cash provided by operations	65.9	94.3	(30.0)	6.3	111.0

Cash provided by (used for) investing:
Additions to capital assets	(37.0)	(41.5)	(10.8)	(7.6)	(42.1)
Proceeds from sale of capital assets	11.3	2.0		0.1	2.6

Cash used for investing	(25.7)	(39.5)	(34.9)	(7.5)	(39.5)

Cash provided by (used for) financing:
Additions to long-term debt	314.1	200.2	56.9	200.0	0.2
Reduction of long-term debt	(230.3)	(129.5)	77.8	(124.5)	(30.0)
Short-term borrowings, net	6.0	(117.0)		(63.5)	(35.5)
Debt issue costs	(4.5)	(4.0)	12.5	(4.0)	—
Dividends paid:
REIT E&P Special Dividend Distribution	(77.0)	—		—	—
Regular dividends	(43.2)	(4.1)		—	(4.1)
Other, net	(4.2)	(1.1)		(5.2)	(2.1)

Cash used for financing	(39.1)	(55.5)	(29.5)	2.8	(71.5)

Change in cash position	1.1	(0.7)		1.6	—
Cash, beginning of period	1.6	2.3	(30.4)	—	—

Cash, end of period	$2.7	$1.6	68.8%	$1.6	$—

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Same Twelve-Month Period in 2005

Operating Activities—Net cash provided by operations was $65.9 million for 2006 compared to $94.3 million for 2005. The decrease of $28.4 million was primarily due to the increase in the pre-tax loss for 2006 of $18.5 million, and increases in accounts receivable and inventories.

Investing Activities—Net cash used for investing activities was $25.7 million for 2006 compared to $39.5 million for 2005, a decrease of $13.8 million. During 2006, we used cash resources of $37.0 million to acquire capital assets, including timber and timberlands of $14.8 million, compared to $41.5 million, including timber and timberlands of $11.4 million, for 2005, a decrease of $ 4.5 million. Proceeds from the sale of capital assets were $11.3 million in 2006, consisted primarily of the sale of the Leavenworth sawmill for $5.0 million and gross proceeds from the sale of HBU lands for $4.4 million.

We intend to continue to strategically acquire timberlands at prices that support their long-term value in order to improve our future harvest yields. Such acquisitions may result in our exceeding our annual capital expenditure expectations. Capital project investments will be focused on high-return projects, meeting customers’ needs, and environmental compliance.

Financing Activities—Net cash used for financing was $39.1 million for the year ended December 31, 2006, compared to $55.5 million for 2005, a decrease of $16.4 million. During 2006, we borrowed an additional $300 million under the credit agreement to (1) make an early redemption of our 10% Senior Subordinated Notes due in 2009 totaling $215.0 million, (2) pay $11.8 million of consent and tender fees and redemption premiums related to the Senior Subordinated Notes, (3) pay a portion of the $77.0 million cash dividends of the REIT E&P Special Dividend Distribution, and (4) pay certain REIT conversion expenses. We also declared and paid regular dividends to our shareholders of $43.2 million, or $0.65 per share in 2006. Dividends totaling $15.1 million, or $0.23 per share, were declared to shareholders of record on December 15, 2006 and were paid on January 3, 2007.

In December 2005, we entered into a new credit agreement, which was later amended in the second quarter of 2006, to provide for $700 million in credit facilities. We utilized $200 million of the new credit agreement during December 2005 primarily to (1) make an early redemption of our 7.25%-8.83% Senior Notes, due through 2010, totaling $124.5 million, (2) pay Senior Notes prepayment premiums and fees of approximately $4.5 million, (3) pay off the existing balance of the old credit agreement of $63.5 million, and (4) pay up-front fees and other costs of issuance of the new credit agreement totaling $4.0 million. We made early redemption of the Senior Notes to reduce our borrowing costs and to eliminate covenant restrictions prohibiting the payment of the REIT E&P Special Dividend Distribution. During the twelve months ended December 31, 2005, we also made a required principal payment of $30.0 million on the Senior Notes and reduced our short-term borrowing by $117.0 million.

Year Ended October 31, 2005 Compared to Same Period in 2004

The following table is a condensed summary of consolidated cash flows for years ended October 31, 2005 and 2004:

	Year Ended October 31,
(dollars in millions)	2005	2004	Change
Cash provided by (used for) operations:
Net income	$10.3	$13.9	$(3.6)
Adjustments to reconcile net income for items not requiring (providing) cash:
Depreciation, depletion and amortization	82.6	79.5	3.1
Deferred tax liabilities-net	4.5	8.9	(4.4)
Loss on impairment and disposition of capital assets	10.6	5.0	5.6
Changes in working capital	8.1	(16.1)	24.2
Changes in other noncurrent assets and liabilities	(5.1)	0.7	(5.8)

Cash provided by operations	111.0	91.9	19.1

Cash provided by (used for) investing:
Additions to capital assets	(42.1)	(69.0)	26.9
Proceeds from sale of capital assets	2.6	3.3	(0.7)

Cash used for investing	(39.5)	(65.7)	26.2

Cash provided by (used for) financing:
Additions to long-term debt	0.2	0.2	—
Reduction of long-term debt	(30.0)	—	(30.0)
Short-term borrowings, net	(35.5)	(25.0)	(10.5)
Regular dividends paid:	(4.1)	(2.6)	(1.5)
Other, net	(2.1)	1.2	(3.3)

Cash used for financing	(71.5)	(26.2)	(45.3)

Change in cash position	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Operating Activities—Net cash provided by operations was $111.0 million for the year ended October 31, 2005 compared to $91.9 million for 2004, an increase of $19.1 million. The increase was primarily due to reduced accounts receivable and inventory, partially offset by reduced accounts payable. Accounts receivable decreased due to fewer days’ sales outstanding and lower levels of sales in the last two months of 2005. Inventory levels and the related accounts payable were reduced during 2005 as part of our ongoing initiatives to improve our business processes.

Investing Activities—During the year ended October 31, 2005, we used cash resources of $42.1 million to acquire plant and equipment and timber and timberlands compared to $69.0 million for 2004. The increase in capital expenditures in 2004 was attributable primarily to certain timberland acquisitions, totaling $20.3 million and 15,596 acres, of which the single largest purchase was 15,080 acres totaling $16.0 million.

Financing Activities—Cash used for financing was $71.5 million for the year ended October 31, 2005 compared to $26.2 million for 2004, an increase of $45.3 million. We reduced our short-term and long-term debt by $65.5 million during 2005 compared with $25.0 million for 2004, reflecting our efforts to lower our debt burden. We also paid dividends of $4.1 million in 2005 compared to $2.6 million for 2004, or $0.06 per share and $0.04 per share, respectively. All dividends per share have been adjusted for the issuance of the 14,673,663 common shares issued in the REIT E&P Special Dividend Distribution made in August 2006.

Dividend Policy and Dividend Reinvestment Plan

For the year ended October 31, 2005 we paid cash dividends of $0.06 per share; no cash dividends were paid during the two-month transition period November 1, 2005 to December 31, 2005. Beginning with the first quarter of the year ended December 31, 2006 and in connection with our conversion to a REIT, we announced a quarterly cash dividend of approximately $0.19 per share on our common stock, or approximately $0.76 per share on an annualized basis. This dividend of approximately $0.19 per share was declared in the first quarter of 2006 and paid during the second quarter. In April of 2006, we increased our quarterly cash dividend to $0.23 per share, or $0.92 per share on an annualized basis. Dividends of $0.23 per share were declared in each of the second, third, and fourth quarters of 2006 and were paid in the quarter following the declaration. All per share amounts have been computed based on the additional 14,673,663 common shares issued as part of the REIT E&P Special Dividend Distribution made on August 7, 2006, as discussed in Note 3 of the notes to the consolidated financial statements under Item 8. Actual dividend payments on our common stock are subject to final Board of Directors’ approval and will be based on our results of operations, cash flow and prospects at the time.

During the third quarter of 2006, we established a Dividend Reinvestment Plan (“Plan”) whereby shareholders may elect to have cash dividends we pay on all or a percentage of their common shares automatically reinvested in shares of our common stock. Dividends reinvested will be used to purchase shares, at our option, either:

•	On the open market, at the weighted-average price per share of all shares purchased by the plan administrator on the investment date; or

•	From us, at a price per share equal to the average of the high and low sales prices of our common stock on the New York Stock Exchange on the investment date.

Common shares totaling 3,250,000 have been reserved by us for reinvestment of cash dividends under the Plan, of which 8,776 shares were issued under the Plan during the fourth quarter of 2006. In connection with the dividends that were declared in the fourth quarter of 2006 and paid on January 3, 2007, we issued 20,112 shares of common stock to shareholders automatically electing to reinvest their cash dividends.

IMPORTANT NOTE: The Plan is currently suspended pending the acquisition of the Company by Brookfield and may be terminated if the acquisition is completed.

Financial Obligations

Credit Agreement—Our credit agreement, entered into in December 2005 and amended during the second quarter of 2006, provided $700 million of variable rate borrowing capacity, consisting of a $200 million revolving line of credit facility (“Revolving Credit Facility”) expiring in 2010, and two term loan facilities, a $200 million five-year senior secured term loan A facility (“Term Loan A Facility”), and a $300 million seven-year senior secured term loan B facility (“Term Loan B Facility”). The credit agreement includes an option to increase the borrowing commitment by $50 million to be applied pro rata across the Revolving Credit Facility and the Term Loan A Facility. Under the Revolving Credit Facility, we can also utilize letters of credit of up to an aggregate $50 million. The amount of available borrowings under the Revolving Credit Facility at any particular time is reduced by the amount of outstanding letters of credit.

The credit agreement is secured by our timberland holdings. We are required to maintain certain financial covenants under the credit agreement, including: (1) a collateral value of two times the total commitments under the credit agreement, and maintaining (2) a minimum consolidated net worth, (3) a maximum debt to capitalization ratio, and (4) a minimum interest coverage ratio, in addition to certain other requirements. At December 31, 2006, we were in compliance with the covenants under the credit agreement.

The Term Loan A Facility matures in 2010. The Term Loan B Facility requires quarterly principal payments of 1% per annum of the outstanding balance with the remaining balance due in 2013.

At December 31, 2006, our total borrowed debt was $519.2 million. Our remaining borrowing capacity as of December 31, 2006 was $184.1 million, consisting of the outstanding balance of the Revolving Credit Facility, after reduction for outstanding letters of credit of $9.9 million.

Contractual Obligations—The table below summarizes our contractual obligations as of December 31, 2006 over the next several years.

(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$742,026	$42,346	$81,757	$264,728	$353,195
Operating leases (b)	12,614	1,713	3,426	3,426	4,049
Purchase obligations (includes reforestation)	23,998	21,326	2,672	—	—

Total	$778,638	$65,385	$87,855	$268,154	$357,244

(a)	Includes estimated principal and interest obligations on a Term Loan A Facility of $200 million due in 2010, a Term Loan B Facility of $298.7 million with 1% of the principal balance outstanding payable quarterly with the balance maturing in 2013, and revenue bonds payable through 2018. Also includes an estimate for the 0.4% commitment fee on the used portion of the revolving line of credit facility.

(b)	Consists of leases of rail cars ranging from five to eleven years, with options, without penalty, to terminate the leases after five years.

Off-Balance Sheet Arrangements—We have no off-balance sheet financing arrangements.

Derivative Instruments and Hedging Activities

We currently use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on our variable rate debt. As of December 31, 2006, we had entered into swaps with notional amounts totaling $275.0 million, hedging approximately 55% of the aggregate amount of our variable rate Term Loan A and Term Loan B Facilities totaling $498.7 million. These swaps have fixed interest rates ranging from 5.45% to 5.69%, plus a spread of 1.50% to 1.75% applicable to the variable rate debt, and expire in 2007 through 2013.

To reduce our interest rate risk exposure, the benchmark interest rate and interest-reset dates for the counterparties on our swaps are the same as for our variable rate debt. The benchmark interest rate for the swap counterparties remains fixed throughout the life of each swap. We are allowed under the credit agreement to change our benchmark interest rate on our variable rate debt at the interest-reset dates. If we change the benchmark interest rate and that rate is higher than the benchmark interest for our swap counterparties, we could incur a higher interest costs and our swaps may not meet the high-effectiveness requirement for hedge accounting treatment.

We are exposed to credit loss on our swaps in the event of counterparty nonperformance. We have minimized our credit risk by dealing only with leading, credit worthy financial institutions and, therefore, we do not anticipate counterparty nonperformance.

The fair values of our swaps are subject to significant fluctuations due to interest rate changes. If we should terminate these swaps in the future, prior to their maturities, the fair value cash settlement of these swaps could significantly impact our cash flows.

During the year ended December 31, 2006, the fair values of our swaps decreased by $5.0 million primarily due to declines in interest rates. This amount, net of income taxes of $1.4 million, has been recognized as $3.6 million in the 2006 consolidated statement of other comprehensive loss under Item 8.

Deficit in Retained Earnings

As of December 31, 2006, we had a deficit of $60.3 million in retained earnings. This deficit was due, in part, to the fact that we accrued and paid dividends during the year ended December 31, 2006 in anticipation of expected 2006 REIT earnings.

Liquidity Performance Indicators

The discussion below is presented to enhance the reader’s understanding of our ability to generate cash, our liquidity, and our ability to satisfy rating agency and creditor requirements. This information includes two measures of financial results: Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDDA), and Cash Available for Distribution (CAD). These measures are not defined by Generally Accepted Accounting Principles (GAAP) and the discussion of EBITDDA and CAD is not intended to conflict with or change any of the GAAP disclosures. We consider these measures to be important to estimate the enterprise and shareholder values of our Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our financial condition and cash generating ability. EBITDDA is recognized by the Securities and Exchange Commission (SEC); however, CAD, as defined, may not be comparable to similarly titled measures reported by other companies.

Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization (EBITDDA)—The following table is a reconciliation of Cash Provided by Operations to EBITDDA for the periods indicated:

		Unaudited (Recast) (a)
	Year Ended December 31, 2006	Twelve Months Ended December 31, 2005	Percentage Change 2006 vs. 2005	Two Months Ended December 31, 2005	Year Ended October 31, 2005
(dollars in millions)
Cash Provided by Operations:	$65.9	$94.3	(30.1)%	$6.3	$111.0
Provision (benefit) for income taxes	—	1.6		—	1.7
Interest expense	36.4	37.1	(1.9)	6.2	37.0
(Loss) gain on impairment and disposition of capital assets, net	(7.2)	(9.4)	(23.4)	1.3	(10.6)
Gain (loss) on extinguishment of debt	0.7	(1.0)		(1.0)
Working capital decrease (increase)	11.1	(5.9)		(2.6)	(8.1)
Other balance sheet changes:
Pension and other assets	(4.5)	4.5		0.1	4.8
Postretirement and other liabilities	(1.6)	0.3		(0.1)	0.3

EBITDDA	$100.8	$121.5	(17.0)%	$10.2	$136.1

EBITDDA by Segment
Timber	$89.1	$100.5	(11.3)%	$16.1	$99.2
Manufacturing	11.7	21.0	(44.3)	(5.9)	36.9

EBITDDA	$100.8	$121.5	(17.0)%	$10.2	$136.1

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

EBITDDA for the Year Ended December 31, 2006 Compared to the Twelve-Month Period In 2005—As shown in the above EBITDDA reconciliation table—EBITDDA for the year ended December 31, 2006 was $100.8 million compared to $121.5 million for 2005, a decrease of $20.7 million. EBITDDA declined for 2006 due to the increase in the pre-tax loss of $18.5 million for 2006 compared to 2005. The increase in pre-tax loss was primarily due to net increases in expenses for early retirement of debt and advisory fees and REIT-related costs.

EBITDDA for the Year Ended October 31, 2005 Compared to the Same Period In 2004—The following table is a reconciliation of Cash Provided by Operations to EBITDDA for the years ended October 31, 2005 and 2004:

	Year Ended October 31,
(dollars in millions)	2005	2004	Change
Cash Provided by Operations	$111.0	$91.9	$19.1
Provision for income taxes	1.7	0.1	1.6
Interest expense	37.0	37.5	(0.5)
Loss on impairment and disposition of capital assets, net	(10.6)	(5.0)	(5.6)
Working capital decrease (increase)	(8.1)	16.0	(24.1)
Other balance sheet changes:
Pension and other assets	4.8	1.8	3.0
Postretirement and other liabilities	0.3	(2.4)	2.7

EBITDDA	$136.1	$139.9	$(3.8)

EBITDDA by Segment
Timber	$99.2	$102.1	$(2.9)
Manufacturing	36.9	37.8	(0.9)

EBITDDA	$136.1	$139.9	$(3.8)

EBITDDA for the year ended October 31, 2005 was $136.1 million compared to $139.9 million for 2004, a decrease of $3.8 million. EBITDDA declined due to a decrease in net income of $3.3 million for 2005, which was primarily due to the write off of the No. 1 and No. 3 paper machines since such capital assets were no longer being used, and changes in working capital.

Cash Available for Distribution (CAD)—CAD is a non-GAAP measure that we have defined as Cash Provided by Operations, as reported in the consolidated statements of cash flows under Item 8, less acquisition of capital assets, net of proceeds from the sale of capital assets. We consider CAD an important cash measure to estimate the enterprise and shareholder values of our Company, for allocating capital resources, and for making dividend distributions to our shareholders. In addition, analysts, investors and creditors use such cash measures when analyzing our financial condition and cash generating ability. We also use CAD as a measure of cash available to: (1) pay down our debt, and (2) meet commitments to creditors.

The following table is a reconciliation of Cash Provided by Operations to CAD for the periods indicated:

		Unaudited (Recast) (a)
(dollars in millions)	Year Ended December 31, 2006	Twelve Months Ended December 31, 2005	Two Months Ended December 31, 2005	Year Ended October 31, 2005
Cash Provided by Operations	$65.9	$94.3	$6.3	$111.0
Capital spending, net of proceeds from sale of capital assets	(25.7)	(39.5)	(7.5)	(39.5)

Cash Available for Distribution	$40.2	$54.8	$(1.2)	$71.5

(a)	We changed our year-end from October 31 to December 31, effective January 1, 2006, and have included unaudited financial information for the twelve-months ended December 31, 2005 to facilitate comparison to our new year ended December 31, 2006.

CAD for the Year Ended December 31, 2006 Compared to the Twelve-Month Period In 2005—CAD for the year ended December 31, 2006 was $40.2 million compared to $54.8 million for 2005, a decrease of $14.6 million. CAD declined primarily due to the increase in the pre-tax loss of $18.5 million during 2006 compared to 2005. The decrease in pre-tax loss was primarily due to net increases in expenses for early retirement of debt and advisory fees and REIT-related costs.

CAD for the Year Ended October 31, 2005 Compared to the Same Period In 2004—The following table is a reconciliation of Cash Provided by Operations to CAD for the years ended October 31, 2005 and 2004.

	Year Ended October 31,
(dollars in millions)	2005	2004
Cash Provided by Operations	$111.0	$91.9
Capital spending, net of proceeds from sale of capital assets	(39.5)	(65.7)

Cash Available for Distribution	$71.5	$26.2

CAD was $71.5 million for the year ended October 31, 2005 compared to $26.2 million for 2004, an increase $45.3 million. The increase in CAD was primarily due to a $20.3 million purchase of certain timberland acreage during 2004 and the favorable changes in working capital during 2005, primarily from improvement in accounts receivable collections and lower inventories.

ENVIRONMENTAL

We continually review any known environmental exposures including the cost of remediation. At the present time, we are not aware of any environmental liabilities that would have a material impact on the consolidated financial statements.

During the year ending December 31, 2007, we expect to spend approximately $2 million on capital expenditures associated with achieving or maintaining compliance with environmental laws and regulations, and approximately $9 million on operating and other non-capitalizable expenditures relating to environmental matters.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Our critical accounting policies are those that may require a higher level of judgment, estimates and complexity. We believe our most critical accounting policies are those that deal with the pension and postretirement health care plans’ net periodic expense or income, impairment of long-lived assets, depletion, self-insurance, environmental and legal contingencies, and the provision (benefit) for income taxes.

Pension and Postretirement Health Care Plans—Assumptions used in the determination of net periodic expense or income for the defined benefit pension and postretirement health care plans, including the discount rate, the expected return on plan assets, life expectancies, increases in future compensation, and health care cost trend rates are evaluated by us, reviewed with the plans’ actuaries annually, and updated as appropriate. Actual experience that differs from the assumptions could have a significant impact on our financial position and results from operations.

We base our discount rate assumptions on rates of return on long-term high quality bonds with a Moody’s rating of Aa3 or higher. Our assumption regarding the expected rate of return on plan assets is based on historical and projected average rates of return for current asset classes in the plan investment portfolio. Our life expectancies assumptions are based on historical mortality tables and our assumptions as to health care cost trend rates are based on historical and projected increases in costs.

Pension Plans

The following assumptions were used for determining net periodic pension expense or income:

Assumptions Used to Determine Net Periodic Pension Expense or Income	Year Ending December 31, 2007	Year Ended December 31, 2006	Year Ended October 31
			2005	2004
Discount rate	6.00%	5.75%	6.00%	6.50%
Rate of compensation increase	3.81%	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.75%	9.00%
Mortality tables for life expectancies	RP2000	GAM1983	GAM1983	GAM1983

The changes in assumptions for the year ending December 31, 2007 are expected to increase net periodic pension expense by $1.3 million, consisting of (1) a $3.2 million increase for the change in mortality tables for life expectancy, (2) a $1.3 million decrease for the change in discount rate, and (3) a $0.6 million decrease for the change in the rate of compensation increase.

The changes in the assumptions for the year ended December 31, 2006 increased net periodic pension expense by $2.4 million, consisting of $1.2 million for the change in the discount rate and $1.2 million for the change in the expected long-term rate of return on plan assets.

The changes in the assumptions for the year ended October 31, 2005 decreased in net periodic pension income by $1.7 million, consisting of (1) $0.4 million for the change in the discount rate, and (2) $1.3 million for the change in the expected long-term rate of return on plan assets.

As of December 31, 2006, plan assets consisted of approximately 74% equities and 26% other assets.

Postretirement Health Care Plan

The following assumptions were used for determining net periodic postretirement health care benefit cost for the postretirement health care plan:

Assumptions Used to Determine Net Periodic Postretirement Health Care Benefit Cost	Year Ending December 31, 2007	Year Ended December 31, 2006	Year Ended October 31
			2005	2004
Health care cost trend rate
Indemnity plan	11.0%	11.0%	13.0%	15.0%
HMO plan	5.5%	5.5%	5.5%	5.5%
Ultimate trend rate
Indemnity plan	5.5%	5.5%	5.5%	5.5%
HMO Plan	5.5%	5.5%	5.5%	5.5%
Year ultimate trend rate reached
Indemnity plan	2010	2010	2009	2009
HMO Plan	2000	2000	2000	2000
Discount rate	6.00%	5.75%	6.00%	6.00%

Refer to Note 2 of the notes to the consolidated financial statements under Item 8, for disclosure of the impact of implementing Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on our consolidated balance sheet as of December 31, 2006.

Long-Lived Assets—An impairment of a long-lived asset exists when the carrying value is not recoverable through future operations and when the carrying value of an asset exceeds its fair value.

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

When impairment is indicated, the net book values of the assets to be held and used are written down to their estimated fair value, which is generally based upon discounted future cash flows. Assets to be disposed of are written down to their net realizable values. Consequently, a determination to dispose of particular assets can require us to estimate the net sales proceeds expected to be realized upon such disposition, which may be less than the estimated undiscounted future net cash flows associated with such assets prior to such determination, and thus require an impairment charge. In situations where we have experience in selling assets of a similar nature, we may estimate net sales proceeds on the basis of that experience. In other situations, we hire independent appraisers to estimate net sales proceeds. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, we may significantly change our estimates.

As discussed in Note 15 of the notes to the consolidated financial statements under Item 8, we are exploring the potential divestiture of eight of our converting plants located in the central and eastern United States. In our impairment analysis the undiscounted future cash flows from the Manufacturing segment were considered the lowest level of identifiable cash flows for the asset group. Our impairment analysis determined that the undiscounted future cash flows, both with and without the converting plants being considered for divestiture, exceeded their net carrying values as of December 31, 2006. As of December 31, 2006, the divestiture was not considered to be more likely than not, as our Board of Directors was considering various strategic alternatives.

However, in the event of one or more plant sales, there is a possibility that material write downs of such assets could occur in later periods, depending on actual transaction prices for such facilities. Additionally, the No. 4 paper machine in our Longview paper mill, which is currently idle, has provided paperboard raw materials for some of the eight converting plants. If and when these facilities are sold, the No. 4 paper machine and related supporting equipment may no longer be needed for paperboard production and it is likely that the machine with be permanently shut down. Accordingly, a net realizable value assessment will be performed at the time of such event or occurrence to reflect the fair value of the No. 4 machine, and an adjustment of approximately $5 million to $10 million could be made to write down this asset and other associated equipment to net realizable value.

In the third quarter of 2006, based on negotiations for sale of the Leavenworth sawmill, we determined that the sawmill’s fair value was lower than its net carrying value and we recognized an impairment write down of $10.8 million. In the fourth quarter of 2006, we closed the Leavenworth sawmill and sold the remaining assets to a buyer for $5.0 million. We recognized a gain on the sale of the Leavenworth sawmill in the fourth quarter of 2006 of $0.3 million. The $10.5 million net effect of the impairment adjustment and the gain on sale of the sawmill has been reported in “Loss (gain) on impairment and disposition of assets” in the consolidated statement of income for 2006 under Item 8. We also recognized employee termination and other costs for closure of the sawmill of approximately $1.0 million in selling, administrative and general expenses during the fourth quarter of 2006.

During the fourth quarter of the year ended October 31, 2005, we permanently shut down the No. 1 and No. 3 paper machines as we made the decision to outsource supply for a remote box plant in periods subsequent to October 31, 2005 to reduce costs, thereby reducing production demand for linerboard. We were also able to execute a new strategy of accumulating box plant inventory prior to seasonal demand so that we could dedicate a paper machine that had often been used to make corrugating medium to the production of kraft paper in the fourth quarter of 2005, reducing the need for the No. 1 and No. 3 paper machines. Finally, to improve margins, we reduced sales to one of our large kraft paper customers. Accordingly, we recognized a $9.7 million “Loss (gain) on impairment and disposition of assets” for the write off of the No. 1 and No. 3 paper machines in the consolidated statement of income for 2005 under Item 8.

Depletion—Assumptions and estimates are used to record merchantable timberland inventory and to calculate depletion costs attributed to timber harvested. We define merchantable timber as timber with an age of 35 or more years. The volume of merchantable timber is estimated using industry-standard computer software to track growth and is adjusted for acquisitions and dispositions. Volume estimates are confirmed through periodic timber cruises, a physical measurement of timber on a specific set of acres.

Costs subject to depletion include the original cost of the timber, as well as capital reforestation expenditures, such as site preparation and tree planting, less depletion previously recorded. Depletion rates are determined by dividing the unamortized cost of timber by the estimated volume of timber of merchantable age.

Rates of depletion are adjusted every five years for growth and harvest, and are adjusted for any significant acquisition or disposition of timber at the time of such occurrence. A 5% change in estimated timber inventory volume would have changed 2006 depletion expense by approximately $0.4 million.

Self-Insurance—We are self-insured for workers’ compensation and employee health care. The liability for self-insured workers’ compensation recorded in our consolidated financial statements is based on (1) estimates by third party administrators of known claims based on the facts and circumstances of each specific claim at any point in time, and (2) estimates of future liabilities determined by us based primarily on actual paid claims compared to estimated liabilities determined by our third party administrators. The liability for self-insured employee health care is estimated by us based on historical paid claims and includes estimates for increases in health care claims. The estimates affecting these liabilities may significantly change based on new information received by our third party administrators and also based changes in historical claims paid.

Environmental and Legal Contingencies—Our estimates of loss contingencies for environmental and legal matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss and legal contingencies and, as additional information becomes known, we may change our estimates significantly.

Provision (Benefit) for Income Taxes—The determination of the provision (benefit) for income taxes, and the resulting current and deferred tax assets and liabilities involves significant management judgment, and is based upon information and estimates available to management at the time of such determination. The final income tax liability to any taxing jurisdiction with respect to any calendar year will ultimately be determined long after our consolidated financial statements have been published for that year. We maintain reserves for known estimated tax exposures; however, actual results may differ materially from our estimates.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2006, there were no deferred tax assets for which we believed that valuation allowances needed to be established based upon future taxable income and/or tax strategies planned to mitigate the risk of impairment of these assets. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record valuation allowances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks on our financial instruments is limited to interest rate changes on our variable rate debt and the changes in the market interest rates as such rates impact our fixed-interest rate swap agreements (“swaps”). The interest rates applied to our variable rate borrowings are adjusted often and therefore react quickly to any movement in the general trend of market interest rates. Interest expense incurred annually related to our variable rate debt is dependent upon the amount outstanding during the year and the extent to which interest rates rise and fall. If the weighted-average interest rate on our variable rate debt increased by 1.0% per annum, our annual interest expense would increase by $2.4 million based on our outstanding debt as of December 31, 2006, after adjusting for the portion of our debt that has been hedged with fixed interest rate swaps.

We utilize swaps to hedge a portion of our variable rate debt for exposure to changes in cash flow as a result of changes in interest rate movements, as discussed in Note 12 of the notes to consolidated financial statements under Item 8. With our swaps, we benefit from interest rate increases because our interest costs will be lower because we pay a fixed interest rate on the hedged portion of our variable rate debt. If interest rates fall below the fixed interest rate on our swaps, then we are at risk of incurring higher interest costs than if we had not hedged a portion of our variable rate debt.

In establishing our swaps, the benchmark interest rate and the interest-reset date for the swap counterparties are the same as for our variable rate debt, thereby reducing our risk of exposure for changes in interest rates. While the benchmark interest rate for the swap counterparties remains fixed throughout the life of each swap, we are allowed under the credit agreement to change the benchmark interest rate on our variable rate debt. If we change the benchmark interest rate on our variable rate debt, we could incur a higher interest costs if the benchmark interest rate for the swap counterparties is less than the actual interest rate on our variable interest rate debt.

Our swaps are also subject to changes in fair market value primarily due to changing interest rates, resulting in the recognition of significant unrealized gains or losses. For our four fixed-interest rate swaps established in June 2006 with notional amounts of $275.0 million, we recognized a cumulative pre-tax unrealized net loss through December 31, 2006 of $5.0 million in an equity account called Accumulated Other Comprehensive Loss for the fair value of these swaps. Further interest rate changes could result in significant unrealized gains and losses in subsequent periods for the change in fair value of our swaps. Additionally, should we terminate these swaps in future periods, the fair value cash settlement of these swaps could significantly impact our cash flows.

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements	Page
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Income (Loss) for the year ended December 31, 2006, the two months ended December 31, 2005, and the years ended October 31, 2005 and 2004	64
Consolidated Statements of Other Comprehensive Income (Loss) for the year ended December 31, 2006, for the two months ended December 31, 2005, and the years ended October 31, 2005 and 2004	64
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006, the two months ended December 31, 2005, and the years ended October 31, 2005 and 2004	65
Consolidated Balance Sheets at December 31, 2006 and 2005	66
Consolidated Statements of Cash Flows for the year ended December 31, 2006, the two months ended December 31, 2005, and the years ended October 31, 2005 and 2004	67
Notes to Consolidated Financial Statements	68

Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Longview Fibre Company:

We have completed integrated audits of Longview Fibre Company’s consolidated financial statements for the years ended December 31, 2006 and October 31, 2005 and of its internal control over financial reporting as of December 31, 2006 and October 31, 2005, and audits of its consolidated financial statements for the two months ended December 31, 2005 and for the year ended October 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Longview Fibre Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the two months ended December 31, 2005, and for each of the two years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pensions and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

February 27, 2007

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(in thousands, except per share)			2005	2004
NET SALES:
Timber	$193,021	$27,425	$186,783	$192,840
Manufacturing	757,645	116,121	711,309	638,326

Total net sales	950,666	143,546	898,092	831,166
Cost of products sold, including outward freight	800,997	125,187	742,686	689,470

GROSS PROFIT	149,669	18,359	155,406	141,696
Selling, administrative and general expenses	96,391	17,644	93,559	82,752
Loss (gain) on impairment and disposition of assets (Note 15)	7,229	(1,348)	9,692	—
Advisory fees and REIT-related expenses (Note 10)	13,940	—	—	—

OPERATING PROFIT (LOSS):
Timber	78,595	14,310	84,792	90,039
Manufacturing	(46,486)	(12,247)	(32,637)	(31,095)

Total operating profit	32,109	2,063	52,155	58,944

Interest income	984	102	286	188
Interest expense	(36,394)	(6,200)	(37,044)	(37,493)
Other income (expense) (Note 11)	(12,946)	(5,118)	1,137	1,262

INCOME (LOSS) BEFORE INCOME TAXES	(16,247)	(9,153)	16,534	22,901

Provision (benefit) for income taxes (Note 13):
Current	(4)	33	1,688	123
Deferred	(35,218)	(3,333)	4,492	8,877

	(35,222)	(3,300)	6,180	9,000

NET INCOME (LOSS)	$18,975	$(5,853)	$10,354	$13,901

Per share data (Note 4):
Net income (loss)	$0.29	$(0.09)	$0.16	$0.21
Cash dividends paid:
Regular dividends	$0.65	—	$0.06	$0.04
REIT-Special Earnings and Profits Distribution (Note 3)	$1.17	—	—	—
Shares outstanding (Notes 3 and 4)	65,752	65,750	65,750	65,750

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Net income (loss)	$18,975	$(5,853)	$10,354	$13,901
Other comprehensive loss on derivatives, net of tax (Note 12)	(3,640)	—	—	—

Other comprehensive income (loss)	$15,335	$(5,853)	$10,354	$13,901

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
(in thousands, except per share)	Shares	Amounts
Balance at October 31, 2003	51,077	$76,615	$3,306	$352,386	$—	$432,307
Net income	—	—	—	13,901	—	13,901
Cash dividends at $0.05 per common share	—	—	—	(2,554)	—	(2,554)

Balance at October 31, 2004	51,077	76,615	3,306	363,733	—	443,654
Net income	—	—	—	10,354	—	10,354
Cash dividend at $0.08 per common share	—	—	—	(4,086)	—	(4,086)

Balance at October 31, 2005	51,077	76,615	3,306	370,001	—	449,922
Net loss	—	—	—	(5,853)	—	(5,853)

Balance at December 31, 2005	51,077	76,615	3,306	364,148	—	444,069
Net income	—	—	—	18,975	—	18,975
Issuance of common stock under Dividend Reinvestment Plan (Note 18)	9	14	164	—	—	178
Cash dividends declared or paid at $0.88 per common share	—	—	—	(58,339)	—	(58,339)
REIT E&P Special Dividend Distribution (Note 3):
Common stock	14,673	22,010	286,107	(308,117)	—	—
Cash	—	—	—	(77,012)	—	(77,012)
Adjustment to initially apply SFAS 158, net of tax (Note 2)	—	—	—	—	(23,171)	(23,171)
Unrealized loss on derivatives, net of tax (Note 12)	—	—	—	—	(3,640)	(3,640)

Balance at December 31, 2006	65,759	$98,639	$289,577	$(60,345)	$(26,811)	$301,060

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW FIBRE COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share and shares)	2006	2005
ASSETS
Current assets:
Cash	$2,753	$1,608
Accounts and notes receivable	122,194	111,514
Allowance for doubtful accounts	(755)	(1,000)
Refundable income taxes	319	3,898
Inventories (Note 5)	75,785	65,727
Prepaid expenses and other assets	11,934	9,295

Total current assets	212,230	191,042

Capital assets:
Buildings, machinery and equipment at cost (Note 6)	1,757,092	1,815,044
Accumulated depreciation	(1,196,042)	(1,186,618)

Costs to be depreciated in future years	561, 050	628,426
Plant sites at cost	3,335	3,549

	564,385	631,975

Timber, at cost less depletion	202,953	198,462
Roads, at cost less amortization	8,613	8,967
Timberlands, at cost	25,213	24,807

	236,779	232,236

Total capital assets	801,164	864,211

Pension and other noncurrent assets (Note 14)	123,724	155,010

Total assets	$1,137,118	$1,210,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payable to bank resulting from checks in transit	$827	$5,115
Trade accounts payable	52,648	48,414
Dividends payable (Note 7)	15,125	—
Advisory fees and REIT-related expenses payable	3,443	1,063
Short-term borrowings (Note 9)	6,000	—
Accrued payroll liabilities	17,938	15,940
Other taxes payable	6,779	6,782
Other accrued liabilities (Note 8)	14,461	17,587
Current portion of long-term debt (Note 9)	2,987	—

Total current liabilities	120,208	94,901

Long-term debt (Note 9)	510,202	428,918

Deferred tax liabilities—net (Note 13)	158,407	205,698

Postretirement and other liabilities (Note 14)	47,241	36,677
Commitments and contingencies (Note 19)	—	—

Total liabilities	836,058	766,194

Shareholders’ equity:
Preferred stock; authorized 2,000,000 shares	—	—
Common stock, ascribed value $1.50 per share; authorized 150,000,000 shares; issued 65,759,006 shares as of December 31, 2006 and 65,750,230 shares as of December 31, 2005	98,639	76,615
Additional paid-in capital	289,577	3,306
Retained earnings (deficit)	(60,345)	364,148
Accumulated other comprehensive loss	(26,811)	—

Total shareholders’ equity	301,060	444,069

Total liabilities and shareholders’ equity	$1,137,118	$1,210,263

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW FIBRE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
CASH PROVIDED BY (USED FOR) OPERATIONS:
Net income (loss)	$18,975	$(5,853)	$10,354	$13,901
Adjustments to income (loss) not requiring (providing) cash:
Depreciation	70,696	12,051	71,729	70,906
Depletion and amortization	9,964	1,078	10,775	8,612
Deferred tax liabilities—net	(35,218)	(3,333)	4,492	8,877
Loss (gain) on impairment and disposition of assets	7,229	(1,348)	10,590	5,039
Loss (gain) on extinguishment of debt	(742)	1,013	—	—
Change in:
Accounts and notes receivable—net	(10,925)	(4,670)	4,529	(11,969)
Refundable income taxes	3,579	33	(3,931)	—
Inventories	(10,058)	6,383	11,413	(18,175)
Prepaid expenses and other assets	7	(424)	(1,315)	(195)
Pension and other noncurrent assets	4,503	(77)	(4,776)	(1,775)
Trade accounts payable, payroll and other taxes payable, and other accrued liabilities	3,956	1,313	(2,618)	14,254
Advisory fees and REIT-related expenses payable	2,380	—	—	—
Postretirement and other liabilities	1,597	92	(283)	2,436

Cash provided by operations	65,943	6,258	110,959	91,911

CASH PROVIDED BY (USED FOR) INVESTING:
Additions to: Plant and equipment	(22,245)	(4,654)	(31,968)	(44,052)
Timber and timberlands	(14,762)	(2,932)	(10,180)	(24,946)
Proceeds from sale of capital assets	11,312	47	2,655	3,269

Cash used for investing	(25,695)	(7,539)	(39,493)	(65,729)

CASH PROVIDED BY (USED FOR) FINANCING:
Additions to long-term debt (Note 9)	314,086	200,032	191	192
Reduction in long-term debt (Note 9)	(230,311)	(124,500)	(30,000)	—
Short-term borrowings, net	6,000	(63,500)	(35,500)	(25,000)
Debt issue costs	(4,542)	(3,959)	—	—
Payable to bank resulting from checks in transit	(4,288)	(5,184)	(2,071)	1,180
Cash dividends paid:
Regular dividends	(43,214)	—	(4,086)	(2,554)
REIT E&P Dividend Distribution (Note 3)	(77,012)	—	—	—
Proceeds from sale of common stock	178	—	—	—

Cash provided by (used for) financing	(39,103)	2,889	(71,466)	(26,182)

Change in cash position	1,145	1,608	—	—
Cash position, beginning of year	1,608	—	—	—

Cash position, end of year	$2,753	$1,608	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$43,467	$4,957	$37,604	$36,822
Capitalized interest	545	59	610	876
Income taxes	12	—	5,782	113

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW FIBRE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Accounting Policies

Nature of business

We are a publicly held real estate investment trust (“REIT”) engaged in two primary businesses: (1) the ownership and management of timberlands in Oregon and Washington, which principally produce logs for sale, and (2) our manufacturing facilities, consisting of (a) the ownership and operation of our Longview mill, which produces kraft paper and paperboard, and (b) the ownership and operation of converting plants, which produce finished products such as corrugated containers. All of our facilities are located in the United States (“U.S.”).

Principles of consolidation

The financial statements include the accounts of Longview Fibre Company and all of its subsidiaries after elimination of intercompany balances and transactions.

Accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at historical cost and is comprised mainly of trade accounts receivable primarily from the sale of products on credit. Credit is extended to customers based on an evaluation of their financial condition. We determine the adequacy of allowance for doubtful accounts based on historical experience and past due status, in addition to evaluating individually large customer accounts based on ability to pay, bankruptcy, payment history, and other factors.

Bad debt expense associated with uncollectible accounts was $0.3 million for each of the years ended December 31, 2006 and October 31, 2005, and $0.6 million for the year ended October 31, 2004.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a last-in, first-out method except for supplies, which are stated using the average cost method.

Property and depreciation

Buildings, machinery and equipment are recorded at cost and include those additions and improvements that add to production capacity or extend useful life. Cost includes interest capitalized during the construction period on all significant asset acquisitions. Impairment is reviewed annually, or whenever events or circumstances indicate that the carrying value of an asset or group of assets may not be recovered pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Impairment evaluates whether or not the undiscounted future cash flows generated by an asset will exceed its carrying value. If estimated future cash flows indicate the carrying value of an asset or group of assets may not be recoverable, impairment exists, and the asset’s net book value is written down to its estimated realizable value (See Note 15). When properties are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts, and the resulting profit or loss is recorded in income. The costs of maintenance and repairs are charged to income when incurred.

Depreciation for financial accounting purposes is computed on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives of assets range from 20 to 40 years for buildings and principally from 15 to 20 years for machinery and equipment.

Timberlands, depletion and amortization

Timber, timberlands and timber roads are stated at cost, net of accumulated depletion and amortization. Timber, upon reaching the age of 35 years, is considered merchantable and available for harvesting, with all timber younger than 35 years of age being classified as premerchantable. Timber is tracked on a county-by-county basis whereby capital costs and estimated recoverable timber volumes are accumulated in the county in which the related timber is located. Expenditures for reforestation, including costs such as site preparation, tree planting, fertilization and herbicide application for the two years after planting, are capitalized and depleted as timber is harvested. After two years of age, seedling reforestation maintenance and tree farm management costs, consisting of recurring items necessary to the ownership and administration of the timber and timberlands, are recorded as a current period expense.

Provision for depletion of merchantable timber represents a charge per unit of production (depletion rate) applied to actual harvest volumes. Depletion rates are recognized on a county-by-county basis. A single depletion rate is applied to all timber in a given county, regardless of the merchantable timber age, species or quality in any particular case. The applicable county-wide depletion rate for each county is determined on a county-by-county basis using a computer growth index model that tracks the timber volumes through the growth cycle and is based upon actual growth rates from permanent timber growth plots throughout the Pacific Northwest. County-wide depletion rates are adjusted every five years for timber maturity, estimated growth, and actual harvest volumes for the prior five-year period and when there is a significant acquisition or disposition.

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

Gains or losses on timberland exchanges are recognized in earnings when the exchange has commercial substance, in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29.” An exchange is considered to have commercial substance when our future cash flows are expected to change significantly as a result of the exchange.

Financial instruments

We account for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. This standard requires that all derivative financial instruments, such as our interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The changes in the fair value of derivative financial instruments are recognized periodically either in other comprehensive income or net income, depending on whether the derivative is being used to hedge changes in cash flows or fair value (see Note 12).

Earnings per share

Basic earnings per share is based on the average number of shares of common stock outstanding. We do not have dilutive securities. Therefore, our basic and diluted earnings per share are the same for all periods presented in the consolidated statements of income (loss). Net income (loss) per share and cash dividends paid per share are computed using the average number of common shares outstanding during the period, after giving retroactive effect to all periods presented for the 14,673,663 additional shares issued as part of the REIT E&P Special Dividend Distribution (see Note 3).

Revenue recognition

We recognize revenues from product sales to our customers when title and risk of loss pass to the customer, and when the sales price is fixed or determinable. For substantially all sales, ownership transfers upon receipt by customers for converted products and lumber (FOB-destination), and upon shipment to customers for paper, paperboard and log products (FOB-shipping point).

Previously, we renegotiated a long-standing barter agreement whereby we swapped equivalent units of paper for paperboard. This “buy/sell” agreement provides that we sell paper to our counterparty’s converting facilities, and that we purchase paperboard from them for use in our converting facilities. Under this agreement, we recorded net sales of $12.8 million in the consolidated statement of income (loss) for the first three quarters of the year ended October 31, 2004. The impact on operating profit was not material. Effective in the fourth quarter of the year ended October 31, 2004, we began recording the transactions under the buy/sell agreement as an exchange using carryover basis as contemplated by Accounting Principles Board Bulletin No. 29, “Accounting for Nonmonetary Transactions”.

Recent accounting pronouncements and developments

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151, which was effective for years beginning after June 15, 2005, amends the previously issued authoritative guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We adopted SFAS 151 beginning November 1, 2005 and it did not have a material effect on our financial condition or results of operations for the two months ended December 31, 2005 or for the year ended December 31, 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47, which was effective no later than the year ended after December 15, 2005, clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and should be recognized if their fair values are reasonably estimable. We adopted FIN 47 on November 1, 2005 and it did not have a material effect on our financial condition or results of operations for the two-month period ended December 31, 2005 or for the year ended December 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity. The reporting of a correction of an error, by restating previously issued financial statements, is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006, and it did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchase and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), addressing the situation in which an entity sells inventory to another entity that operates in the same line of business pursuant to a single arrangement (such as our buy/sell agreements). EITF 04-13 states that finished goods sold to acquire work-in-process inventories should be recognized at fair value, while work-in-process inventories sold to acquire work-in-process or finished goods inventories should be recognized at their carrying values. The adoption of this interpretation is effective for new or modified agreements for periods beginning on or after March 16, 2006 and it did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in retained earnings. We do not expect the adoption of FIN 48 to have a material effect on our consolidated financial statements for the year ending December 31, 2007.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Under SAB 108, both methods are required to be used in evaluating materiality. If misstatements were determined to be material under either approach, we could have elected to either restate our consolidated financial statements or recognize a cumulative effect adjustment in beginning retained earnings (deficit) in the year of adoption of SAB 108. We adopted SAB 108 during the year ended December 31, 2006 and it did not have any effect on our financial position or results of operations.

See Note 2 for the impact of Financial Accounting Standards Board No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on our consolidated balance sheet as of December 31, 2006.

Reclassifications

Prior year amounts have been reclassified to conform to current year classifications. These reclassifications have no impact upon net income or shareholders’ equity. Within the consolidated statement of cash flows, debt prepayment premiums of $4.5 million for the two months ended December 31, 2005 have been reclassified from “Cash provided by financing” to “Cash provided by operations” and movements in accounts payable for construction, previously reported with “Cash used for financing” have been netted against additions to plant and equipment within “Cash used for investing.” Both of these changes are to ensure consistency with current year classifications.

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

Note 2— Application of SFAS 158-Accounting for Defined Pension Benefit and Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158, which is effective for years ending after December 15, 2006, required us to prospectively recognize adjustments to assets, liabilities and shareholders’ equity (through an equity account called Accumulated Other Comprehensive Loss) in our consolidated balance sheet as of December 31, 2006 for the difference between the fair values of plan assets and the benefit obligations of our defined benefit pension and postretirement health care plans.

The incremental effect of applying SFAS 158 on the individual line items in our consolidated balance sheet as of December 31, 2006 is as follows:

(dollars in thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Pension and other assets	$152,656	$(28,932)	$123,724
Total assets	1,166,050	(28,932)	1,137,118
Deferred tax liabilities—net	171,725	(13,318)	158,407
Other liabilities	39,684	7,557	47,241
Total liabilities	841,819	(5,761)	836,058
Accumulated other comprehensive loss	(3,640)	(23,171)	(26,811)
Total shareholders’ equity	$324,231	$(23,171)	$301,060

Accumulated Other Comprehensive Loss as of December 31, 2006 includes the following components that have not yet been recognized as components of net periodic expense for defined benefit pension and postretirement health care plans:

(dollars in thousands)	Pension	Postretirement	Total
Unrecognized net actuarial (gain) loss	$(6,848)	$4,653	$(2,195)
Unrecognized prior service cost	35,780	—	35,780
Unrecognized transition obligation	—	2,904	2,904

Total	$28,932	$7,557	$36,489

The following amounts included in Accumulated Other Comprehensive Loss as of December 31, 2006 are expected to be recognized as components of net periodic expense for the defined benefit pension and postretirement health care plans for the year ending December 31, 2007:

(dollars in thousands)	Pension	Postretirement	Total
Amortization of net actuarial loss	$—	$34	$34
Prior service cost amortization	7,936	—	7,936
Amortization of transition obligation	—	499	499

Total	$7,936	$533	$8,469

Note 3—REIT Conversion and Special Distribution

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

Our assets and businesses that cannot be held or operated directly by Longview Fibre Company, consistent with REIT tax rules, were transferred, effective December 31, 2005, to Longview Fibre Paper and Packaging, Inc. (“Longview TRS”), a newly formed, wholly-owned, taxable REIT subsidiary of Longview Fibre Company. Longview TRS is subject to corporate-level income tax on its earnings. The transferred assets consist principally of our various manufacturing and processing facilities, including our Longview mill, our converting plants, and the related businesses and operations. As required by REIT tax rules, we changed our fiscal year end from October 31 to December 31, effective January 1, 2006.

To qualify as a REIT, we were required, among other things, to distribute to our shareholders in a taxable distribution, our accumulated and undistributed earnings and profits (“E&P”) attributable to taxable periods prior to January 1, 2006. On August 7, 2006, we made this one-time special cash-and-stock distribution of E&P (“REIT E&P Special Dividend Distribution”), including amounts representing anticipated current-year REIT capital gains that would, if retained by us, be subject to federal corporate income tax. The REIT E&P Special Dividend Distribution of $7.54 per share (based on 51,076,567 outstanding shares, prior to the additional shares issued in the REIT E&P Special Dividend Distribution) totaled $385.1 million, which consisted of $77.0 million in cash and 14,673,663 shares of our common stock valued (based on a per-share value of $20.997) at $308.1 million. The consolidated statements of income (loss) give retroactive effect under “Per share data” and “Shares outstanding” for all periods presented to the shares issued in the REIT E&P Special Dividend Distribution (see Note 4).

Note 4—Earnings Per Share

Net income (loss) and dividends paid per share for each period presented was composed of the following:

(in thousands, except per share)	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
			2005	2004
Numerator:
Net income (loss)	$18,975	$(5,853)	$10,354	$13,901
Cash dividends paid:
Regular dividends	$43,214	$—	$4,086	$2,554
REIT-Special Earnings and Profits Distribution (Note 3)	$77,012	$—	$—	$—

Denominator:
Basic and diluted shares	65,752	65,750	65,750	65,750

Per share:
Net income (loss)	$0.29	$(0.09)	$0.16	$0.21
Cash dividends paid:
Regular dividends	$0.65	$—	$0.06	$0.04
REIT-Special Earnings and Profits Distribution (a)	$1.17	$—	$—	$—

(a)	The computation of the cash distribution per share made in REIT-Special Earnings and Profits Distribution (see Note 3) includes the 14,673,663 shares issued in the special cash-and-stock distribution. The total number of common shares used in the computation was 65,750,230.

Note 5—Inventories

Inventories consisted of the following:

	As of December 31,
(dollars in thousands)	2006	2005
Finished goods	$37,806	$30,909
Goods in process	37,786	32,479
Raw materials	11,050	6,525
Supplies (at average cost)	45,259	41,180

	131,901	111,093
LIFO reserve	(56,116)	(45,366)

Total inventories	$75,785	$65,727

As of December 31, 2006 and 2005, the allowance for obsolete supplies inventory was $0.6 million and $1.0 million, respectively.

Note 6—Buildings, Machinery and Equipment

Buildings, machinery and equipment consisted of the following:

	As of December 31,
(dollars in thousands)	2006	2005
Buildings	$133,689	$137,484
Machinery and equipment	1,623,403	1,677,560

Total buildings, machinery and equipment	$1,757,092	$1,815,044

Note 7—Dividends Payable

Our Board of Directors declared a quarterly cash dividend of $0.23 per share, or $15.1 million, to shareholders of record at the close of business on December 15, 2006, which was paid on January 3, 2007.

Note 8—Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of December 31,
(dollars in thousands)	2006	2005
Workers’ compensation liabilities	$9,135	$7,513
Accrued interest on debt	1,971	10,074
Current portion of accumulated postretirement health care benefit obligation (a)	2,955	—
Other	400	—

Total other accrued liabilities	$14,461	$17,587

(a)	The current portion of the accumulated postretirement health care benefit obligation was reclassified for 2006 in accordance with the requirements of SFAS 158. For 2005, the amount was included in “Postretirement and other liabilities” and is not material.

Note 9—Line of Credit and Long-Term Debt:

Our line of credit and long-term debt consisted of the following:

	As of December 31,
(dollars in thousands)	2006	2005
Credit agreement:
Revolving line of credit facility (floating rates, 9.0%) (a) (b)	$6,000	$—
Term Loan A Facility (floating rates, 7.11%) (a)	200,000	200,000
Term Loan B Facility (floating rates, 7.11%) (a)	298,689	—
Revenue bonds payable through 2018 (floating rates, 3.92% to 4.07%) (a)	14,500	14,500
Senior subordinated notes due 2009 (10.00% fixed interest rate)	—	215,000

Total line of credit and long-term debt	519,189	429,500
Less Revolving Credit Facility reported as short-term borrowings in consolidated balance sheet	(6,000)	—
Less unamortized discount	—	(582)

Total long-term debt	513,189	428,918
Less current portion of Term Loan B Facility	(2,987)	—

Net long-term debt	$510,202	$428,918

Scheduled maturities of long-term debt (dollars in thousands)
2007	$2,987
2008	2,957
2009	2,927
2010	202,898
2011	2,869
2012-2018	298,551

Total	$513,189

(a)	Interest rates as of December 31, 2006.

(b)	Interest rate does not include a commitment fee of 0.4% on the unused portion of the revolving line of credit facility.

Our credit agreement, entered into in December 2005 and amended during the second quarter of 2006, provided $700 million of variable rate borrowing capacity, consisting of a $200 million revolving line of credit facility (“Revolving Credit Facility”) expiring in 2010, and two term loan facilities, a $200 million five-year senior secured term loan A facility (“Term Loan A Facility”), and a $300 million seven-year senior secured term loan B facility (“Term Loan B Facility”). The credit agreement includes an option to increase the borrowing commitment by $50 million to be applied pro rata across the Revolving Credit Facility and the Term Loan A Facility. Under the Revolving Credit Facility, we can also utilize letters of credit of up to an aggregate $50 million. The amount of available borrowings under the Revolving Credit Facility at any particular time is reduced by the amount of outstanding letters of credit.

The credit agreement is secured by our timberland holdings. We are required to maintain certain financial covenants under the credit agreement, including: (1) a collateral value of two times the total commitments under the credit agreement, and maintaining (2) a minimum consolidated net worth, (3) a maximum debt to capitalization ratio, and (4) a minimum interest coverage ratio, in addition to certain other requirements. At December 31, 2006, we were in compliance with the covenants under the credit agreement.

The Term Loan A Facility matures in 2010. The Term Loan B Facility requires quarterly principal payments of 1% per annum of the outstanding balance with the remaining balance due in 2013.

In December 2005, we utilized the Term Loan A Facility to (1) prepay $124.5 million of our then existing 7.25%-8.83% Senior Notes, (2) pay Senior Notes prepayment premiums and fees of approximately $4.5 million, (3) pay off the existing balance of the old credit agreement of $63.5 million, and (4) pay up-front fees and other costs of issuance of the new credit agreement totaling $4.1 million. We made the early redemption of the Senior Notes to reduce our borrowing costs and to eliminate covenant restrictions prohibiting the payment of the REIT E&P Special Dividend Distribution.

During the second and third quarters of 2006, we utilized the Term Loan B Facility to (1) retire our 10% Senior Subordinated Notes due in 2009 totaling $215 million, (2) pay consent and redemption premiums and tender fees of $11.8 million (see Note 11) and interest related to the retirement of the Senior Subordinated Notes, (3) pay a portion of the $77.0 million cash dividends of the REIT E&P Special Dividend Distribution (see Note 3), and (4) pay certain REIT conversion expenses.

As discussed in Note 12, we utilize certain derivative financial instruments to manage changes in cash flow as a result of changes in interest rate movements on our Term Loan A and Term Loan B Facilities.

Revenue bonds payable, totaling $14.5 million at December 31, 2006, were used for the purchase of manufacturing equipment. Such debt is secured by equipment liens and letters of credit.

Note 10—Advisory Fees and REIT-Related Expenses

Advisory fees and REIT-related expenses consist of (1) advisory fees paid or payable to two investment banking firms that we engaged during the first quarter of 2006 to provide us with financial advisory services in exploring strategic sales options for the Company, and (2) legal fees in connection with the REIT conversion.

Note 11—Net Financing Expenses Related to Early Retirement of Debt

In connection with the early extinguishment of our Senior Subordinated Notes, as discussed in Note 9, we incurred net expenses totaling $11.1 million, consisting of cash payments of: (1) $11.3 million for consent and redemption premiums, and (2) $0.5 million for tender fees, offset by (3) net non-cash income of $0.7 million, consisting of: (a) $3.6 million of net deferred income on previously terminated interest rate swap agreements (see Note 12), less (b) $2.4 million of deferred debt issue costs, and (c) $0.5 million of unamortized debt discount costs. This net expense was included in “Other income (expense)” in the consolidated statement of income for 2006.

In connection with the early extinguishment of our Senior Notes, totaling $124.5 million in December 2005, as discussed in Note 9, we paid prepayment premiums of $4.5 million and wrote off $1.0 million of unamortized debt issuance costs, for a total of $5.5 million. This expense was recognized in “Other income (expense)” for the two-month transition period ended December 31, 2005.

Note 12—Accounting for Derivative Instruments and Hedging Activities

We currently use fixed interest rate swap agreements (“swaps”) to manage changes in cash flow as a result of changes in interest rate movements on certain of our variable rate debt under our credit agreement. We have designated these swaps as cash flow hedges. To receive hedge accounting treatment, all of our swaps are formally documented at the inception of each hedge and the hedges must be highly effective at swap inception and at least quarterly in offsetting changes to future cash flows on hedged transactions. If our swaps are highly effective, the change in fair value, net of income taxes, is recorded in other comprehensive income or loss, except for any ineffectiveness portion of the fair value change, which is recognized in earnings. If our swaps were not to be highly effective, then we would record the change in fair value in earnings. All of our swaps were highly effective through December 31, 2006. We determine the ineffectiveness portion of the fair value change in our swaps by comparing to hypothetical swaps that identically match the critical terms of our variable rate debt. There was no ineffectiveness in the change in the fair value of our swaps for the year ended December 31, 2006.

During 2006, we entered into four swaps for notional amounts totaling $275.0 million, or 55% of $498.7 million of our variable rate Term Loan A and Term Loan B Facilities (see Note 9), that fixed the interest rates at rates ranging from 5.45% to 5.69%, plus a spread of 1.50% to 1.75% applicable to the variable rate debt.

The fair values of our swaps were estimated using pricing models widely used in financial markets and represent the amounts at December 31, 2006 that we would receive or pay if the swaps were terminated. For 2006, we recognized $3.6 million in other comprehensive loss, consisting of the net adjustment to fair value of the swaps of $5.0 million less income tax benefits of $1.4 million.

In prior years, we used certain variable interest rate swap agreements to hedge the fair value of a portion of our then existing fixed interest rate Senior Subordinated Notes. We designated these swaps as fair value hedges, which were used to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing by replacing fixed rate debt with floating rate debt. If the fair value hedges were highly effective, then only the ineffectiveness portion of the fair value change of the swaps would have been required to be recognized in earnings. We were able to use the short-cut method under SFAS 133 for these fair value hedges. No ineffectiveness was recognized in earnings for years ended October 31, 2005 and 2004.

During the year ended October 31, 2005 and in prior years, we terminated these fair value hedges, recognized net deferred gains in “Other liabilities” in the consolidated balance sheets, and amortized such net deferred gains as a reduction in interest expense over the life of the Senior Subordinated Notes. With the retirement of the Senior Subordinated Notes in 2006 (see Note 9), we wrote off the remaining $3.6 million of these net deferred gains from the previously terminated swap agreements to “Other income (expense)” in the consolidated statement of income for the year ended December 31, 2006 (see Note 11).

Note 13—Income Taxes

For the year ended December 31, 2006, the provision (benefit) for income taxes has been computed based on our reporting as a REIT for federal income tax purposes. As a REIT, we are not subject to corporate income taxes on REIT-qualifying income and gains from investments in real estate if we distribute such income and gains to our shareholders. Our non-REIT activities, including our manufacturing operations and the harvesting and sale of logs, are conducted in Longview TRS, which is subject to corporate income taxes. For the years ended October 31, 2005 and 2004, we were taxed as a regular corporation and all of our earnings were subject to corporate level income taxes.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Current:
Federal	$—	$(14)	$725	$—
State	(4)	47	963	123

Total current tax	(4)	33	1,688	123

Deferred:
Federal	(36,474)	(3,086)	4,475	8,200
State	1,256	(247)	17	677

Total deferred tax	(35,218)	(3,333)	4,492	8,877

Total provision (benefit) for taxes on income	$(35,222)	$(3,300)	$6,180	$9,000

An analysis of the income tax (benefit) provision follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Expected federal income tax provision (benefit) at statutory rate	$(5,686)	$(3,204)	$5,787	$8,015
REIT income and gains not subject to corporate income taxes	(21,242)	—	—	—
Elimination of pre-conversion net deferred tax liabilities	(7,994)	—	—	—
State income taxes less federal income tax benefit	(1,077)	(147)	630	520
Credits	(284)	—	(551)	(200)
Other	1,061	51	314	665

Income tax (benefit) provision	$(35,222)	$(3,300)	$6,180	$9,000

The tax effect of temporary differences giving rise to our deferred tax assets and deferred tax liabilities is as follows:

	As of December 31,
(dollars in thousands)	2006	2005
Deferred tax assets:
Alternative minimum tax	$—	$(398)
State credits and other assets	(10,633)	(8,465)

Total deferred tax assets	(10,633)	(8,863)

Deferred tax liabilities:
Depreciation/depletable assets	142,355	173,267
Employee benefit plans	19,376	36,622
Other liabilities	204	213

Total deferred tax liabilities	161,935	210,102

Deferred income taxes—net	$151,302	$201,239

The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

	As of December 31,
(dollars in thousands)	2006	2005
Deferred tax liabilities-net	$158,407	$205,698
Less: deferred tax assets included in “Prepaid expenses and other assets”	7,105	4,459

Total	$151,302	$201,239

Deferred tax liabilities-net were reduced as of December 31, 2006 by $13.3 million for the tax benefits associated with the implementation of SFAS 158 as discussed in Note 2.

We have also recognized income tax benefits of $7.7 million from losses generated by Longview TRS during 2006 because we expect to realize such benefits for income tax purposes in periods after December 31, 2006 from (1) future Longview TRS earnings, (2) the reversal of temporary difference primarily due to depreciation previously recognized as deferred tax liabilities, and (3) tax planning strategies, if necessary. Accordingly, we have not recognized a valuation allowance for the tax benefits from Longview TRS losses during 2006.

Note 14—Retirement Plans and Other Postretirement Benefits

December 31 is the measurement date for the year ended December 31, 2006; October 31 is the measurement date for the years ended October 31, 2005 and 2004.

Retirement plans

We have two defined benefit pension plans that cover a majority of employees who have completed one year of continuous service. The plans provide benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula.

The change in projected benefit obligation is as follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Benefit obligation at beginning of year	$444,733	$428,953	$415,210	$376,616
Service cost	10,441	1,583	9,403	8,499
Interest cost	26,269	4,271	24,413	23,986
Amendments	19,750	—	82	21
Change in assumptions	1,575	13,326	—	24,280
Actuarial (gain) loss	2,904	—	1,538	1,708
Benefits paid	(28,657)	(3,400)	(21,693)	(19,900)

Benefit projected obligation at end of year	$477,015	$444,733	$428,953	$415,210

The change in fair value of plan assets is as follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Fair value of plan assets at beginning of year	$521,500	$500,918	$462,167	$437,193
Actual return on plan assets	88,749	23,982	60,444	41,872
Employee contribution	—	—	—	2
Employer contributions	—	—	—	3,000
Benefits paid	(28,657)	(3,400)	(21,693)	(19,900)

Fair value of plan assets at end of year	$581,592	$521,500	$500,918	$462,167

The funded status (the difference between the fair value of plan assets and the projected benefit obligation) of the plans and the pension assets included in “Pension and other assets” in the consolidated balance sheets are as follows:

	As of December 31,
(dollars in thousands)	2006 (a)	2005
Funded status	$104,577	$76,767
Unrecognized net actuarial loss	—	38,266
Unrecognized prior service cost	—	23,226

Pension assets included in “Pension and other assets” in consolidated balance sheets	$104,577	$138,259

(a)	As required by SFAS 158, we recorded in Accumulated Other Comprehensive Loss as of December 31, 2006 the unrecognized net actuarial loss and unrecognized prior service costs—See Note 2.

Major assumptions used in the calculation of the funded status (pension benefit obligation) are as follows:

	As of December 31,
Pension benefit obligation (as used in computation of consolidated balance sheet amounts)	2006	2005
Discount rate	6.00%	5.75%
Rate of compensation increase	3.81%	4.75%

Major assumptions used in measuring net periodic pension expense (income) are as follows:

	Year Ended December 31, 2006	Year Ended October 31,
Net periodic pension expense (income)		2005	2004
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected long-term rate of return on plan assets	8.50%	8.75%	9.00%

The discount rate assumption is based on rates of return on long-term high quality bonds. The expected long-term rate of return on plan assets assumption considers the historical rate of return on plan assets as well as expected rate of return on the target asset allocations. The 10-year historical return on plan assets was 10.4% and the 5-year historical return on plan assets was 9.5%. This consideration resulted in a selection of 8.50% for the year ending December 31, 2007 long-term rate of return.

The changes in the assumptions used in measuring net periodic pension expense for 2006 had the effect of increasing net periodic pension expense by $2.4 million, consisting of $1.2 million for the change in the discount rate and $1.2 million for the change in the expected long-term rate of return. The changes in the assumptions used in measuring net periodic pension income for the year ended October 31, 2005 resulted in a decrease in net periodic pension income of $1.7 million, consisting of (1) $0.4 million for the change in the discount rate, and (2) $1.3 million for the change in the expected long-term rate of return.

The components of net periodic pension expense (income) by year are summarized as follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Service cost—benefits earned during the year	$10,441	$1,583	$9,403	$8,499
Interest cost on projected benefit obligation	26,269	4,271	24,413	23,986
Expected return on plan assets	(40,784)	(6,933)	(43,830)	(45,234)
Recognized net actuarial loss	1,626	43	—	—
Amortization of prior service cost	7,197	933	5,887	5,950

Net periodic benefit (income) expense	$4,749	$(103)	$(4,127)	$(6,799)

The change in net periodic benefit expense of $4.7 million for the year ended December 31, 2006 compared to net periodic benefit income of $(4.1) million for the year ended October 31, 2005 resulted in an increase in expense of $8.9 million. This increase in expense was primarily due to (1) changes in the discount rate and expected long-term rate of return assumptions of $2.4 million, (2) a $4.5 million increase from changes in the collective bargaining agreement for the Longview mill and certain converting facilities, effective June 1, 2006, which increased the value of current and future benefits, and (3) recognition of $1.6 million of previous net actuarial losses on pension plan assets.

Plan assets

The pension plan weighted-average asset allocations are as follows:

`	As of December 31,
Asset Classes	2006	2005
Large Cap US Equity	27%	40%
Small/Mid Cap US Equity	22	23
International Equity	22	13
Private Equity	3	4
Real Estate	10	7
Other	16	13

Total	100%	100%

The objective of the plans is to provide sufficient funds to pay pension obligations for current and future participants and beneficiaries, based on current and foreseeable employment, employer contributions, investment experience, liabilities of the plan, contribution rates in labor agreements, statutes, regulations and other pertinent factors. The target asset allocation shall be broadly diversified, with no disproportionate or extreme positions that might cause significant diminution of value given adverse developments. An asset allocation study was prepared to evaluate the asset allocation strategy of the plans. As a result of the study, it was decided to change the asset allocation strategy in order to reduce volatility but maintain a high level of return. This change in strategy, which was implemented during the year ended October 31, 2005, reduces exposure to domestic equities by shifting to more international equities and absolute return investments. In addition, assets will be invested in real estate and various other investments.

The target asset allocation is as follows:

Asset Classes	Target Asset Allocation as of December 31, 2006
Large Cap US Equity	28%
Small/Mid Cap US Equity	20
International Equity	20
Private Equity	5
Real Estate	12
Other	15

Total	100%

We do not expect to make any contributions to the plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(dollars in thousands)	Payments
2007	$22,499
2008	23,680
2009	25,588
2010	27,687
2011	29,552
2012-2016	177,341

Total	$306,347

Postretirement benefits other than pensions

We provide postretirement health care insurance benefits through an indemnity plan and a health maintenance organization (“HMO”) plan for all salaried and certain non-salaried employees and their dependents. Individual benefits generally continue until age 65. We do not pre-fund these benefits, and, accordingly, have no plan assets. The plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

The change in the accumulated postretirement health care benefit obligation is as follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
(dollars in thousands)			2005	2004
Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year	$41,430	$40,996	$39,569	$32,780
Service cost	1,448	243	1,377	1,266
Interest cost	2,268	399	2,308	2,297
Change in assumptions	(272)	—	—	—
Actuarial (gain) loss	(632)	206	(237)	5,010
Benefits paid	(2,686)	(414)	(2,021)	(1,784)

Accumulated benefit obligation at end of year	$41,556	$41,430	$40,996	$39,569

The unfunded status (accumulated postretirement health care benefit obligation) of the postretirement health care benefit liabilities included “Postretirement and other liabilities” in the consolidated balance sheets is summarized as follows.

	As of December 31,
Accumulated postretirement health care benefit obligation (dollars in thousands)	2006 (a)	2005
Unfunded status	$41,556	$41,430
Unrecognized net loss	—	(5,613)
Unrecognized transition obligation	—	(3,403)

Postretirement health care benefit liabilities included in “Postretirement and other liabilities” in the consolidated balance sheets	$41,556	$32,414

(a)	As required by SFAS 158, we recorded in Accumulated Other Comprehensive Loss as of December 31 2006 the unrecognized net loss and unrecognized transition obligation—see Note 2.

Assumptions used in determining the unfunded status (accumulated postretirement health care benefit obligation) are as follows:

	As of December 31,
Accumulated postretirement health care benefit obligation	2006	2005
Discount rate	6.0%	6.0%
Health care cost trend rate
Indemnity plan	11.0%	13.0%
HMO plan	5.5%	5.5%
Ultimate trend rate
Indemnity plan	5.5%	5.5%
HMO Plan	5.5%	5.5%
Year ultimate trend rate reached
Indemnity plan	2010	2009
HMO Plan	2000	2000

The components of net periodic postretirement health care benefit cost by year are summarized as follows:

	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
Net periodic postretirement health care benefit cost (dollars in thousands)			2005	2004
Service cost—benefits earned during the year	$1,448	$243	$1,377	$1,266
Interest cost on accumulated benefit obligation	2,268	399	2,308	2,297
Amortization of transition obligation	499	87	499	499
Amortization of net loss	56	10	113	45

Net periodic postretirement health care benefit cost	$4,271	$739	$4,297	$4,107

Assumptions for the discount rates and health care cost trend rates used in measuring net periodic postretirement health care benefit cost are as follows:

	Year Ended December 31, 2006	Year Ended October 31,
Net periodic postretirement health care benefit cost		2005	2004
Discount rate	5.75%	6.0%	6.0%
Health care cost trend rate
Indemnity plan	11.00%	13.0%	15.0%
HMO plan	5.50%	5.5%	5.5%
Ultimate trend rate
Indemnity plan	5.50%	5.5%	5.5%
HMO Plan	5.50%	5.5%	5.5%
Year ultimate trend rate reached
Indemnity plan	2010	2009	2009
HMO Plan	2000	2000	2000

The effect of a one-percent change in the health care cost trend rate as of December 31, 2006 is as follows:

(dollars in thousands)	1-Percent Increase	1-Percent Decrease
Effect on accumulated postretirement health care benefit obligation	$3,810	$(3,371)
Effect on aggregate service and interest cost components of net periodic postretirement health care benefit cost	$596	$(343)

The following postretirement health care benefit amounts, which reflect expected future service, as appropriate, are expected to be paid in the period indicated:

(dollars in thousands)	Postretirement Health Care Benefit Payments
2007	$2,955
2008	3,005
2009	3,346
2010	3,717
2011	4,104
2012-2016	19,525

Total	$36,652

Savings plans

Voluntary savings plans are maintained for all employees who have completed one year of continuous service. The plans allow salary deferrals in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended. Our contribution as a matching incentive was $2.6 million, $2.5 million and $2.5 million during the years ended December 31, 2006 and October 31, 2005 and 2004, respectively.

Estimated matching contributions:

(dollars in thousands)	Savings Plans Matching Contributions
2007	$2,690
2008	2,800
2009	2,910
2010	3,030
2011	3,150
2012-2016	16,900

Total	$31,480

Note 15—Impairment Assessment-Leavenworth Sawmill and Possible Divestiture of Converting Plants

We continually review our capital assets, consisting primarily of buildings, machinery and equipment, and timber and timberlands for impairment at least annually or when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We also review, from time-to-time, possible dispositions of various assets in light of current and anticipated economic and industry conditions, our operating plan and other relevant circumstances. The determination to dispose of particular assets can require us to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows. Therefore, we may be required to record impairment charges to operations in connection with a decision to dispose of assets in subsequent quarters once a definitive plan or program for divestiture of these assets has been implemented.

We are currently exploring the possibility of divesting eight of our converting plants located in the eastern and central regions of the United States and we closed and sold our sawmill located in Leavenworth, Washington, as discussed below under “Impairment loss and closure of Leavenworth sawmill.” Except for the Leavenworth sawmill, for which an impairment adjustment was made in the third quarter of 2006, we concluded that the undiscounted cash flows from the manufacturing segment, both with and without the eight converting plants being considered for divestiture, exceeds their carrying values. As of December 31, 2006, the divestiture was not considered to be more likely than not, as our Board of Directors was considering various strategic alternatives. However, if subsequent information determines that these facilities are required to be sold as individual converting plants or in more than one or two groups, there is a possibility that material write downs of such assets could occur in later periods.

The No. 4 paper machine in our Longview paper mill, which is currently idle, has provided paperboard raw materials for the aforementioned eight converting plants. If and when these converting plants are sold, the No. 4 paper machine and related supporting equipment may no longer be needed for paperboard production and it is likely that the machine will be permanently shut down. A net realizable value assessment will be performed at the time of such event or occurrence to reflect the fair value of the No. 4 machine, and an adjustment for this equipment could be made in a subsequent period.

Impairment loss and closure of Leavenworth sawmill

During the third quarter of 2006, we recognized an impairment loss of $10.8 million for the excess of the net carrying value over the fair value of the Leavenworth sawmill. The fair value was determined based on ongoing market negotiations for the sawmill. In December of 2006, we closed the sawmill and sold the remaining assets for $5.0 million to a buyer that does not intend to operate the sawmill. Sawmill employee termination and other costs of approximately $1.0 million were recognized during the fourth quarter of 2006. The sawmill was recognized in our Timber segment.

The net impairment adjustment of $10.8 million, and the gain on the sale of the sawmill of $0.3 million recorded in the fourth quarter of 2006, have been reported as a net $10.5 million in “Loss (gain) on impairment and disposition of assets” in the consolidated statement of income for 2006.

In connection with the sale of the sawmill, we also entered into a five-year agreement with the same buyer, with an option by either party to renew the agreement for another five years, to provide logs from our timberlands to the buyer at prevailing market prices. The buyer paid us $4.0 million as consideration for the log supply agreement. We have recognized the $4.0 million log supply agreement amount as deferred revenue in the consolidated balance sheet as of December 31, 2006 and will amortize the amount to income over the life of the agreement.

Permanent shut down of paper machines in 2005

During the year ended October 31, 2005, after considerable review of current market conditions, future expectations, and costs of operating and maintaining the No. 1 and No. 3 paper machines, we decided to permanently shut down those machines primarily because of: (1) declining profit margins and reduced production demand for products produced by those machines, and (2) the assignment of remaining production to another paper machine. Accordingly, we recorded a non-cash charge of $9.7 million to “Loss (gain) on impairment and disposition of assets” during the fourth quarter of 2005 in the consolidated statement of income for the No. 1 and No. 3 paper machines and related dedicated spare parts. These paper machines were recognized in our Manufacturing segment.

Note 16—Fair Value of Financial Instruments

Accounts receivable, revenue bonds and borrowings under our credit agreement approximate fair value as reported in the consolidated balance sheets because they are either short-term in nature or the debt has variable interest rates that are periodically adjusted to reflect current market conditions. The fair value of the outstanding 10% Senior Subordinated Notes as of December 31, 2005 was estimated using discounted cash flow analysis, based on our incremental borrowing rates for similar types of borrowing arrangements with similar remaining maturities. The fair value of these notes was approximately $214.4 million at December 31, 2005 compared to the carrying value of $215.0 million. The fair value of our interest rate swap agreements is discussed in Note 12.

Note 17—Shareholder Rights Plan

On January 26, 1999, our board of directors authorized a rights plan (the “Plan”). The Plan provided for a dividend distribution of one right for each share of common stock to shareholders of record at the close of business on March 1, 1999 and the attachment of a right to any subsequently issued shares of our common stock. The rights expire on March 1, 2009, if not previously redeemed or exercised. Each right entitles the holder to purchase one-tenth of one common share at a price of $5.00 ($50 per whole share), subject to adjustment under certain circumstances. With certain exceptions, the rights will become exercisable only upon the earlier of (i) the first date of public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of our common stock (the “Stock Acquisition Date”) or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of our common stock.

In the event that our Board of Directors determines that (i) any person becomes an Acquiring Person (other than us, our affiliates or members of the “Approved Group”, as described in the Rights Agreement), or (ii) an Acquiring Person engages in various self-dealing transactions with us, each holder of a right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of our common stock (or, in certain circumstances, cash, property or other securities of Longview Fibre Company) having a value equal to two times the purchase price for each whole share of our common stock issuable pursuant to the exercise of the rights.

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

In connection with the REIT E&P Special Dividend Distribution (see Note 3), the purchase price for each whole share of our common stock pursuant to the exercise of a right under the shareholder rights plan was adjusted from $50.00 to $36.79.

NOTE: The Plan was amended, as discussed in Note 22, to render it inapplicable pending the acquisition of the Company by Brookfield Asset Management Inc.

Note 18—Dividend Reinvestment Plan

During the third quarter of 2006, we established a Dividend Reinvestment Plan (“Plan”) whereby shareholders may elect to have cash dividends we pay on all or a percentage of their common shares automatically reinvested in shares of our common stock. Dividends reinvested will be used to purchase shares, at our option, either:

•	On the open market, at the weighted-average price per share of all shares purchased by the plan administrator on the investment date; or

•	From us, at a price per share equal to the average of the high and low sales prices of our common stock on the New York Stock Exchange on the investment date.

Common shares totaling 3,250,000 have been reserved by us for reinvestment of cash dividends under the Plan, of which 8,776 shares of common stock were issued under the Plan during the fourth quarter of 2006. In connection with the dividends that were declared in the fourth quarter of 2006 and paid on January 3, 2007 (see Note 7), we issued 20,112 shares of common stock to shareholders automatically electing to reinvest their cash dividends.

NOTE: The Plan is currently suspended pending the acquisition of the Company by Brookfield Asset Management Inc., as discussed in Note 22, and may be terminated if the acquisition is completed.

Note 19—Commitments and Contingencies

The estimated costs to complete approved capital projects were $24.0 million and $17.2 million at December 31, 2006 and 2005, respectively, including estimated capital commitments to reforest our harvested timberlands of $5.4 million and $4.3 million. There are various claims, lawsuits and pending actions against us incident to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

At December 31, 2006, we were obligated under agreements for the lease of certain rail cars with lease terms ranging from five to eleven years. The leases may be terminated without penalty, at our option, after five years. Annual payments under these operating leases are expected to be $1.7 million in each year for the next five years.

Note 20—Segment Information and Change in Reporting of Segments

We own and operate tree farms in Oregon and Washington, which produce logs for sale. Our pulp and paper mill at Longview, Washington produces pulp, which is manufactured into kraft paper and containerboard. The raw material fibers come primarily from purchased wood chips and sawdust with important contributions from fiber reclaimed from post-consumer and post-industrial waste, purchased bleach pulp, and augmented by log chipping operations that we own and also by others. Our fifteen converting plants in twelve states produce shipping containers.

During the fourth quarter of 2006, we restructured our management so that the daily operating decisions for our manufacturing businesses, consisting of the Longview mill and the converting plants are now made by our Chief Operating Officer, subject to review and approval by our Chief Executive Officer.

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have combined our previously reported Paper and Paperboard segment and Converted Products segment into one Manufacturing segment. We now report two segments in the consolidated financial statements, Timber and Manufacturing, instead of the previous reported three segments, Timber, Paper and Paperboard, and Converted Products. Segment information for prior periods included in the consolidated financial statements has been restated for reporting of the Timber and Manufacturing segments.

Net sales includes export sales, which are denominated in US dollars, of $93.1 million, $101.8 million and $105.2 million during the years ended December 31, 2006 and October 31 2005 and 2004, respectively. Our primary export markets are Japan and Southeast Asia, with additional export net sales attributable to China and Canada, among other countries. Our total export net sales for the years ended December 31, 2006 and October 31, 2005 and 2004 include $31.5 million, $27.3 million and $46.7 million to Japan and $17.1 million, $28.3 million and $23.4 million to Southeast Asia, for the corresponding periods.

Identifiable assets are segregated or allocated to segments as follows:

1.	Assets used wholly within a segment are assigned to that segment.

2.	Assets used jointly are allocated to each segment on a percentage determined by dividing total cost of product produced for the two segments into cost of product produced for each segment.

(dollars in thousands)	Year Ended December 31, 2006	Two Months Ended December 31, 2005	Year Ended October 31,
			2005	2004
Net sales:
Timber	$193,021	$27,425	$186,783	$192,840
Manufacturing	757,645	116,121	711,309	638,326

Total net sales	950,666	143,546	898,092	831,166

Operating profit (loss):
Timber	78,595	14,310	84,792	90,039
Manufacturing	(46,486)	(12,247)	(32,637)	(31,095)

Total operating profit	32,109	2,063	52,155	58,944

Depreciation, depletion and amortization:
Timber	12,650	1,590	13,729	11,618
Manufacturing	68,010	11,539	68,775	67,900

Total depreciation, depletion and amortization	80,660	13,129	82,504	79,518

Additions to capital assets:
Timber	14,762	4,654	31,968	24,946
Manufacturing	22,245	2,932	10,180	44,052

Total additions to capital assets	$37,007	$7,586	$42,148	$68,998

	December 31,
(dollars in thousands)	2006	2005
Identifiable assets at balance sheet date:
Timber	$267,979	$278,276
Manufacturing	869,139	931,987

Total assets	$1,137,118	$1,210,263

Note 21—Quarterly Financial Data (Unaudited)

	Quarters
(dollars in thousands, except per share)	1st	2nd	3rd	4th	Total
Year ended December 31, 2006:
Net sales	$220,057	$246,501	$245,617	$238,491	$950,666
Gross profit	29,780	52,550	40,385	26,954	149,669
Net income (loss)	(11,019)	5,501	21,379	3,114	18,975

Net income (loss) per share (a)	(0.17)	0.08	0.33	0.05	0.29

Year ended October 31, 2005:
Net sales	$224,080	$224,409	$224,919	$224,684	$898,092
Gross profit	34,770	44,747	41,181	34,708	155,406
Net income (loss)	2,621	8,759	5,849	(6,875)	10,354

Net income (loss) per share (a)	0.04	0.13	0.09	(0.10)	0.16

Year ended October 31, 2004:
Net sales	$169,927	$213,383	$220,486	$227,370	$831,166
Gross profit	14,074	39,449	42,029	46,144	141,696
Net income (loss)	(9,283)	5,947	7,905	9,332	13,901

Net income (loss) per share (a)	(0.14)	0.09	0.12	0.14	0.21

(a)	Net income (loss) per share has been retroactively restated for all periods presented for the 14.7 million shares issued as part of the REIT E&P Special Dividend Distribution on August 7, 2006 (see Note 3).

Note 22— Pending Sale of the Company

On February 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) where Brookfield Asset Management Inc. (“Brookfield”) will acquire all of our outstanding common shares for $24.75 per share in cash. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders. If we should terminate the Merger Agreement under specified circumstances, including a termination whereby we would enter into an agreement to be acquired by another company, we would be required to pay Brookfield a termination fee of $57 million.

Also on February 2, 2007, our Board of Directors amended the Shareholders Rights Plan whereby the plan is no longer applicable pending the acquisition of the Company by Brookfield. The Dividend Reinvestment Plan was also suspended pending the acquisition. See Notes 17 and 18.

On February 5, 2007, we filed merger-related documents included on Form 8-K, Form 8-A/A, Schedule 14A with the Securities and Exchange Commission (SEC) dealing with the pending acquisition of our Company by Brookfield. We also intend to file with the SEC a proxy statement, including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There has been no change of accountants or disagreements on any matter of accounting principles, practices or financial statement disclosures required to be reported under this item.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, as appropriate, to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer/Senior Vice President-Finance, concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Remediation of Material Weaknesses Completed During the Fourth Quarter ended December 31, 2006:

1.	Insufficient personnel with appropriate accounting knowledge and training

During the first quarter of 2006 we hired a Corporate Controller and a Director of Financial and SEC Reporting. These professionals have extensive experience in financial accounting and reporting. Their operational training and integration into our accounting and finance department were satisfactorily completed by the end of 2006. Since the second quarter of 2006, our processes have ensured that validation of our conclusions regarding recent accounting pronouncements and their application to our business transactions are carried out by personnel having the relevant accounting expertise and knowledge of our business. The training and development of our accounting personnel associated with the enhancement of this process has been consummated as of fourth quarter ended December 31, 2006. We continue to administer our training and development accounting programs on a periodic basis in order to strengthen our level of technical accounting knowledge and expertise.

2.	Ineffective controls over supplies inventories

We have established a new and improved monitoring process for determining obsolescence and proper valuation of spare parts inventories that was initiated in January 2006. This monitoring program is composed of an improved valuation enhancement process provided under our new supply chain management system. The new obsolescence valuation program for spare parts inventory was fully implemented and working effectively as of the fourth quarter ended December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report appearing in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to the remediation of certain previously identified material weaknesses as discussed in the section titled, “Remediation of the Material Weaknesses Completed During the Fourth Quarter ended December 31, 2006.”

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Information with respect to our directors and Section 16(a) beneficial reporting compliance and corporate governance will be separately provided.

We have adopted a Code of Ethics for our Chief Executive Officer and our financial officers. We have made the Code of Ethics (“Code”) available in the Investor Relations section of our website at www.longviewfibre.com. If we waive, or implicitly waive, any material provision of the Code, or substantively amend the Code, we will disclose that fact on our website.

Item 11.	Executive Compensation.

Information with respect to executive compensation and our Compensation Committee will be separately provided.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters will be separately provided.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to transactions with related persons and director independence will be separately provided.

Item 14.	Principal Accountant Fees and Services.

Information with respect to our independent registered public accounting firm’s principal accountant fees and services and our audit committee’s pre-approval policies and procedures will be separately provided.

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

LONGVIEW FIBRE COMPANY

By:	S. J. BUHALY	Date:	February 27, 2007
S. J. Buhaly Chief Financial Officer, Senior Vice President—Finance, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

R. H. WOLLENBERG	2/27/07
R. H. WOLLENBERG,
President, Chief Executive Officer, and Chairman of the Board
(principal executive officer)

S. J. BUHALY	2/27/07
S. J. Buhaly,
Chief Financial Officer, Senior Vice President—Finance, Secretary and Treasurer
(principal financial and accounting officer)

D. L. BOWDEN	2/27/07
D. L. BOWDEN,
Director

M. A. DOW	2/27/07
M. A. DOW,
Director

C. M. STEVENS	2/27/07
C. M. Stevens
Director

M. C. HENDERSON	2/27/07
M. C. HENDERSON,
Director

J. R. KRETCHMER	2/27/07
J. R. KRETCHMER,
Director

R. A. KIRCHNER	2/27/07
R. A. KIRCHNER,
Director

D. A. WOLLENBERG	2/27/07
D. A. WOLLENBERG,
Director

R. L. BENTZINGER	2/27/07
R. L. BENTZINGER, Director

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2006 (File No. 001-10061))

4.1

Long-term debts that do not exceed 10% of the total assets of Longview Fibre Company, details of which will be supplied to the Commission upon request:

Senior Notes due through 2010 (7.25%-8.83% at October 31, 2005) $124,500,000

Revenue Bonds payable through 2018 (floating rates, 2.70% through 2.85% at October 31, 2005) $14,500,000

4.2	Indenture dated as of January 25, 2002 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)

4.3	Supplemental Indenture dated as of December 30, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

4.4	Rights Agreement dated as of March 1, 1999 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

4.5	Registration Rights Agreement dated January 25, 2002 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)

10.1	Form of Termination Protection Agreement (incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-10061))(*)

10.2	Credit Agreement dated as of December 15, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

10.3	Credit Agreement dated as of December 23, 2005 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 23, 2005 and filed December 30, 2005 (File No. 001-10061))

10.4	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 001-10061))(*)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg,

President, Chief Executive Officer and Chairman of the Board.

31.2	Rule 13a-14(a)/15d-14(a) Certification by S. J. Buhaly, Chief Financial Officer, Sr. Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board.

32.2	Section 1350 Certification by S. J. Buhaly, Chief Financial Officer, Sr. Vice President—Finance, Secretary and Treasurer

99.1	Salary Savings Plan—Trust Agreement(*)

99.2	Hourly Savings Plan—Trust Agreement

99.3	Branch Hourly Savings Plan—Trust Agreement

99.4	Salary Savings Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.5	Salary Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.6	Salary Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.7	Salary Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))(*)

99.8	Salary Savings Plan—Amendment No. 4 (incorporated by reference to Exhibit 99.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))(*)

99.9	Salary Savings Plan—Amendment No. 5 (incorporated by reference to Exhibit 99.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))(*)

99.10	Salary Savings Plan—Amendment No. 6(*)

99.11	Salary Savings Plan—Amendment No. 7(*)

99.12	Hourly Savings Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.13	Hourly Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.14	Hourly Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.15	Hourly Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

99.16	Hourly Savings Plan—Amendment No. 4 (incorporated by reference to Exhibit 99.14 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.17	Hourly Savings Plan—Amendment No. 5 (incorporated by reference to Exhibit 99.15 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.18	Hourly Savings Plan—Amendment No. 6

99.19	Hourly Savings Plan—Amendment No. 7

99.20	Branch Hourly Savings Plan (incorporated by reference to Exhibit 99.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.21	Branch Hourly Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.22	Branch Hourly Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.23	Branch Hourly Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

99.24	Branch Hourly Savings Plan — Amendment No. 4 (incorporated by reference to Exhibit 99.20 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.25	Branch Hourly Savings Plan — Amendment No. 5 (incorporated by reference to Exhibit 99.21 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.26	Branch Hourly Savings Plan— Amendment No. 6

99.27	Branch Hourly Savings Plan— Amendment No. 7

(*)	Indicates management contract or compensatory plan or arrangement.