Form 10-K/A
period 2006-12-31
LONGVIEW FIBRE CO
filed 2007-04-12
CIK 60302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, $1.50 Ascribed Value per share, as of March 12, 2007, was 65,779,118 shares.

Longview Fibre Company

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 27, 2007 (“Original Filing”). This Form 10-K/A amends and restates Part III, Items 10, 11, 12, 13, and 14, and Part IV, Item 15, in their entirety. The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-K/A. Except as otherwise indicated, this Form 10-K/A speaks as of the date of the Original Filing and reflects only the changes discussed above. No other information in the Original Filing, including our financial statements and the notes to the financial statements, has been modified or updated in any way.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

Directors

Our directors as of March 30, 2007 and certain biographical information about each of these individuals are set forth below. Each of our current directors was elected at an annual meeting of shareholders for a term that will continue until our annual meeting of shareholders to be held in the year indicated below or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal.

Class I Directors

(Terms to Expire in 2009)

Names	Age	Principal Occupation and Directorships of Other Public Companies	Served as Director Since
David L. Bowden	71	Retired Senior Vice President-Timber, Longview Fibre Company	1990
Richard H. Wollenberg	54	President, Chief Executive Officer and Chairman of the Board	1995
Rick L. Bentzinger	55	Vice President, Human Resources, Oregon Health & Science University, Portland, Oregon	2006
Curtis M. Stevens	54	EVP Administration & Chief Financial Officer, Louisiana-Pacific Corp., Nashville, Tennessee	2006

Class II Directors

(Terms to Expire in 2007)

Names	Age	Principal Occupation and Directorships of Other Public Companies	Served as Director Since
John R. Kretchmer	49	Chief Executive Officer and Director, American Licorice Company, Bend, Oregon	1997
Robert A. Kirchner	71	Retired President, Kalama Chemical, Inc. Kalama, Washington	2004

Class III Directors

(Terms to Expire in 2008)

Names	Age	Principal Occupation and Directorships of Other Public Companies	Served as Director Since
M. Alexis Dow, CPA	58	Certified Public Accountant	1988
Michael C. Henderson	60	Chairman, Albina Community Bancorp and Albina Community Bank, Portland, Oregon	2001
David A. Wollenberg	59	President, The Cortana Corporation, Menlo Park, California	1979

Richard H. Wollenberg. Mr. Wollenberg has served as a director of Longview Fibre Company since 1995. He was elected Chairman of the Board of Longview Fibre Company in 2004, Chief Executive Officer in November 2002, and President since October 2001. Mr. Wollenberg previously served as Executive Vice President, Chief Operating Officer and Senior Vice President-Production Western Container Division and as Vice President-Production, Western Container Division. He has been employed by us since 1988.

Rick L. Bentzinger. Mr. Bentzinger has been the Vice President of Human Resources of Oregon Health & Science University since February 2005. Mr. Bentzinger has 25 years of experience in a variety of high-level human resources and management positions in privately held and Fortune 500 corporations. Mr. Bentzinger was Vice President of Human Resources of the Danaher Corp., an international holding and investment company in Washington, D.C., from 2003 until February 2005. From 2002 to 2003, Mr. Bentzinger was Vice President of Human Resources for the Danaher Corp.’s Motion Group, a Danaher operating company in Simsbury, Connecticut. From 1998 to 2002, Mr. Bentzinger was Vice President, Human Resources, for Colfax PT Group, a division of Colfax Corporation, an industrial power transmissions company.

David L. Bowden. Mr. Bowden retired as Senior Vice President-Timber of Longview Fibre Company on July 1, 2004, after 44 years of service with us.

M. Alexis Dow. From January 1995 through January 2007, Ms. Dow served as the elected auditor for Metro Regional Government in Portland, Oregon, where she had direct responsibility for all financial and performance audits. Prior to joining Metro, Ms. Dow worked for international public accounting firms for 13 years and served as the chief financial officer for a retailer with 80 locations in five states. Ms. Dow has served as the technical reviewer for the American Institute of Certified Public Accountants' Quality Review Program for Oregon and is currently on the national executive committee of Financial Executive International, a professional organization for financial executives.

Michael C. Henderson. Mr. Henderson has been the Chairman of Albina Community Bancorp, a bank holding company, and Albina Community Bank since 1995. Mr. Henderson was also the Chief Executive Officer of H2F Media, Inc., a software development company, from June 2000 through June 2001. Prior to and during that time, Mr. Henderson served as Chief Executive Officer of Pinemeadow Group, a manufacturer of consumer products, from June 1998 through April 2001. Mr. Henderson served as President and Chief Executive Officer of PacifiCorp Holdings, Inc. from January 1996 through February 1998.

Robert A. Kirchner. Mr. Kirchner retired on April 1, 2000 as President of Kalama Chemical Inc. The last 30 years of his career were with Kalama Chemical, a manufacturer and marketer of intermediate and specialty chemicals. Mr. Kirchner became President of Kalama Chemical in 1980. He graduated from Villanova University in 1959 with a B.S. in Chemical Engineering. He also served for four years in the U.S. Navy and earned a M.S. in Radiation Biology in 1964 at the University of Rochester.

John R. Kretchmer. Mr. Kretchmer was elected Chief Executive Officer of American Licorice Company of Bend, Oregon in 1999 and a Board member in 1995. Mr. Kretchmer served as a Vice President of American Licorice Company from 1995 to 1999 and as an audit partner at Price Waterhouse, where he was employed from 1979 to 1995. Mr. Kretchmer received a B.S. degree in accounting from the University of Oregon in 1979.

Curtis M. Stevens. Mr. Stevens has held the office of Executive Vice President, Administration and Chief Financial Officer of Louisiana-Pacific Corporation, a leading manufacturer and distributor of building products, since May 2002. From September 1997 to April 2002, Mr. Stevens served as Vice President, Treasurer and Chief Financial Officer of Louisiana-Pacific Corporation.

David A. Wollenberg. Mr. Wollenberg is president of the Cortana Corporation, a real estate investment company in Menlo Park, California.

David A. Wollenberg is the brother of Richard H. Wollenberg, our Chief Executive Officer and chairman of our Board of Directors.

Executive Officers

Our executive officers as of March 30, 2007, and certain biographical information about each of these individuals, are set forth below.

Name	Age	Office	Executive Officer Since
R. H. Wollenberg*	54	President, Chief Executive Officer and Chairman of the Board	1996
S. J. Buhaly	50	Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer	2006
F. V. McShane	54	Senior Vice President and Chief Operating Officer/Manufacturing & Sales	2004
B. S. Rowe	50	Senior Vice President-Timber	2006
R. J. Parker	58	Senior Vice President-Paper and Paperboard Production and Mill Manager	1994
K. D. Gettman	58	Senior Vice President-Converted Products	2001
R. B. Arkell	76	Senior Vice President-Industrial Relations and General Counsel	1986

*	For biographical information on Richard H. Wollenberg, see disclosure in the Directors section above.

Steven J. Buhaly. Mr. Buhaly was appointed Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer, effective September 25, 2006. From 1999 through 2005, he was employed with Planar Systems in Portland, Oregon, serving as the Medical Business Vice President, Chief Financial Officer, and subsequently the Chief Operating Officer. From 1984 through 1999, Mr. Buhaly was employed by Tektronix in Portland, Oregon, serving in a series of finance and managerial positions, including General Manager, Value Instruments Product Line, from 1998 to 1999.

Frank V. McShane. Mr. McShane was appointed acting Chief Operating Officer/Manufacturing & Sales in April 2006, and became Chief Operating Officer/Manufacturing & Sales in November 2006, in addition to being elected Senior Vice President-Supply Chain Management in 2004. Prior to that time, Mr. McShane spent 17 years in the consulting field, most recently with Capgemini, where he was employed from July 1995 until January 2004.

Blake S. Rowe. Mr. Rowe was elected to the position of Senior Vice President-Timber in April 2006. He joined us in 1984 as Assistant to the Vice President-Timber. He was previously employed for a forestry consulting company, and for a private timberland owner working on land exchanges.

Richard J. Parker. Mr. Parker was elected Senior Vice President-Paper and Paperboard Production and Mill Manager in 1994. He previously served as Vice President and Assistant to the President, and as Pulp Mill Superintendent. He has been employed with us since 1972.

Kenneth D. Gettman. Mr. Gettman was elected Senior Vice President-Converted Products in September 2001. He previously served as Vice President-Sales, Western Container Division from January 1998 to September 2001, and Sales Manager from 1994 to 1997. Mr. Gettman has been employed with us since 1967.

Robert B. Arkell. Mr. Arkell was elected Senior Vice President-Industrial Relations and General Counsel in 2004, having previously served as Vice President-Industrial Relations and General Counsel since 1979. He was a director from 1986 to the 2005 annual meeting of shareholders. Mr. Arkell has been with us since 1970. Mr. Arkell previously served as Judge, Superior Court for Cowlitz County, Washington.

Each of our officers is elected to his or her position at the Board of Directors’ annual meeting each year. Each of our officers serves until the next annual meeting of our Board of Directors or until his or her resignation, retirement, removal or the appointment of his successor.

Section 16(a) Beneficial Ownership Compliance

Based on our review of beneficial ownership reports Forms 3, 4 and 5 and any amendments thereto furnished to us pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended, we have concluded that all required reports were filed on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and our financial officers. We have made the Code of Ethics available in the Investor Relations section of our website at www.longviewfibre.com. If we waive, or implicitly waive, any material provision of the Code of Ethics, or substantively amend the Code of Ethics, we will disclose that fact on our website.

Audit Committee

The Board of Directors has an Audit Committee that assists the Board of Directors’ oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the independent registered public accounting firm’s qualifications and independence; and the performance of our internal audit function and independent registered public accounting firm. The Audit Committee consists of three directors, M. A. Dow, J. R. Kretchmer and C. M. Stevens, none of whom is employed by us. The Board of Directors has determined that each of them is an audit committee financial expert and is independent in accordance with applicable SEC rules and New York Stock Exchange listing standards.

Item 11. Executive Compensation.

Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Longview Fibre Company Board of Directors develops our executive compensation philosophy and establishes and annually reviews our policies regarding our executive compensation programs and practices.

Objectives of Our Executive Compensation Programs

The Longview Fibre Compensation Committee designs our executive compensation programs primarily to attract and retain effective executives with the experience and leadership skills necessary to build long-term shareholder value. In addition, the Committee designs these programs to motivate and reward executives for performance measured by achievement of our goals: sustainable profitability and safety. We reward individual and team performance to provide compensation that is higher than the market average when both individual and company performance is good.

We intend to provide our executives with a total compensation package that provides competitive levels of compensation in amount and type for both our industry and the marketplace for executive talent.

How We Set Executive Compensation

Our Compensation Committee establishes the compensation for our chief executive officer, or recommends his compensation for approval by the non-employee directors. The Committee reviews and recommends for approval by the full Board compensation for the other named executive officers. For Mr. Buhaly, Mr. McShane, Mr. Arkell and Lisa J. McLaughlin, the Committee made these recommendations based on the chief executive officer's recommendations. For Mr. Gettman, who reports to Mr. McShane, our chief operating officer, the Committee made these recommendations based on Mr. McShane's recommendations. The Committee and Board generally make these decisions in the first months of each year.

We use market data selected and analyzed by our compensation consultant, Milliman, Inc., to establish competitive levels and types of executive compensation for our labor market. We look at a combination of broad national and targeted industry data, focusing primarily on organizations with comparable revenue. For 2006 we considered data from general industry and forest products published salary surveys focused on executive positions and publicly available compensation data from a selected group of peer organizations. Selected peer organizations consisted of: AEP Industries, Inc., Anchor Glass Container, Caraustar Industries, Inc., Chesapeake Corporation, CLARCOR Inc., Constar International, Inc., Greif, Inc., Kimball International, Inc., OMNOVA Solutions, Inc., P.H. Glatfelter Company, Plum Creek Timber Company, Inc., Pope & Talbot, Inc., Potlatch Corporation, Rayonier, Inc., Rock-Tenn Company, Spartech Corporation and Wausau-Mosinee Paper. Published salary surveys consisted of the Printing Industry of the Carolinas, Inc. (PICA) Wage & Benefits Compilation Report, the Economic Research Institute: Executive Assessor, the Mercer Executive Compensation Survey, the Stanton Group Forest Products Industry Compensation Association (FPICA) and the Watson Wyatt Top Management Compensation Report. We matched executive position salary and total cash compensation information from proxy data as well as data from generally published sources and the forest products industry to develop market composites for base salary and total cash compensation and calculated a market composite that equally weighted these data sources. We regularly assess changes in our labor markets to ensure that our programs remain competitive.

Elements of Executive Compensation

For 2006 our executive compensation programs included the following types of compensation for our executive officers named in the compensation tables below.

•	Base salary and benefits.

•	Annual cash bonus opportunity.

The portion of total compensation we intend each element to represent varies based on the executive’s position and level of responsibility, reflecting our beliefs that total compensation and the proportion of compensation tied to corporate and individual performance, and therefore at risk, should be higher for higher positions and levels of responsibility and increase as position and responsibility increase. Each element of compensation, and the Committee’s decisions regarding each element, affects the Committee’s decisions regarding other elements.

Base Salary and Benefits

We intend base salary to recognize individual named executive officer efforts and contributions. To ensure that individual contributions are recognized and communicated, performance reviews and opportunities for base salary merit increases will occur once per year. We target executive salary ranges based on market medians, as discussed above. For 2006 our Compensation Committee set base salaries for our named executive officers between the 25th and 50th percentiles based on market data.

We generally offer perquisites only as needed to recruit and retain key executive talent. Perquisites include country club dues, airline board club membership, spousal airfare, a car allowance and relocation expenses.

Our named executive officers generally receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried, non-union employees. This includes a range of health benefits, as well as coverage for life insurance. Our named executive officers also participate in our 401(k) savings plan for salaried employees and receive company contributions under our 401(k) savings plan on the same basis as other employees. In addition to these standard benefits, our named executive officers also receive additional life insurance coverage above the level for our other employees.

We maintain a Pension Plan for our salaried and non-union employees, including the named executive officers, that provides fixed benefits, computed on an actuarial basis, at retirement using a formula based on salary (cash remuneration), years of service and attained age at retirement. The named executive officers participate in the Pension Plan on the same basis as all other salaried and non-union employees.

We maintain supplemental cash balance accounts for each of the executive officers, other than Steven Buhaly and Frank McShane. We established the supplemental cash balance accounts in 2001 with the benefit credited to each participant’s account equal to $1,100 per year of service. The cash balance accounts earn interest based on the yield rate on 10-Year United States Treasury Constant Maturities. The balance in the cash balance account generally will be paid at the same time as the participant’s regular retirement allowance under the plan, in a lump sum payment or as an annuity.

We offer these retirement plan benefits as a retention tool to provide competitive executive compensation for our market, and to reward long-term service.

Annual Cash Bonus

Even though our business is highly cyclical, we believe it is important to set short-term goals for the business and for our executives. Our named executive officers participate in our annual cash bonus plan, which we call the Short Term Incentive Plan (STIP). Data provided by our compensation consultant indicate that 90% of organizations included in the market data surveys we use provide annual or short-term incentive programs.

For 2006 we established annual bonus target amounts for our named executive officers expressed as a percentage of base salary. For all of the named executive officers, the threshold bonus amount was 5%. For Mr. Wollenberg, our chief executive officer, the target amount was 15% and for all other named executive officers, the target amount was 10%. Each of the named executive officers had the opportunity to earn a maximum bonus amount of double the stated target amount. The amounts paid under the STIP to these named executive officers generally depend on our achievement of performance goals approved by the compensation committee and the board of directors and the applicable individual’s performance.

We established 2006 STIP performance goals based on adjusted EBITDDA (earnings before interest, taxes, depreciation, depletion and amortization, calculated as described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2006) at a threshold level of $145, a target level of $155 and a maximum level of $165 (all in millions). In addition to the performance goals based on adjusted EBITDDA, we established an additional performance goal based on achieving a safety goal of an incident rate of 10.0 or below. If we failed to meet the safety goal, we would have reduced all STIP awards by 50%. We also provided that we would modify the amounts to be paid under the STIP between 75% and 125% of the award amount to recognize individual performance, subject to Mr. Wollenberg's approval for the other named executive officers, and subject to the approval of the Compensation Committee or the independent directors for Mr. Wollenberg. We determine individual performance on a discretionary basis using the same standards that apply for our annual performance reviews.

We failed to achieve threshold adjusted EBITDDA for 2006, but we satisfied the safety goal. Mr. Wollenberg and the Compensation Committee, respectively, determined to pay STIP awards to the named executive officers at the threshold level in spite of the fact that the performance goal was not met, in recognition of the shareholder value delivered by the executive management team through the strategic alternatives process.

For 2007 we established annual bonus target amounts under the STIP for our named executive officers expressed as a percentage of base salary, but increased the target amounts to bring our named executive officer total cash compensation closer to market levels. None of the named executive officers will earn a bonus under the STIP at the threshold level of performance. For Mr. Wollenberg, our chief executive officer, the target bonus amount is 60%, for Mr. Buhaly and Mr. McShane, the target bonus amount is 50% and for all other named executive officers, the target bonus amount is 45%. Each of the named executive officers may earn a maximum bonus amount of up to double the stated target amount. The amounts to be paid under the STIP to these named executive officers depend on our achievement of performance goals based on adjusted EBITDDA and safety targets approved by the compensation committee and the board of directors and the applicable individual’s performance. We may modify amounts to be paid under the STIP to reduce the amount down to zero, or increase it up to 125% of the award amount to recognize individual performance.

Termination Protection Agreements

We have termination protection agreements with each of our named executive officers pursuant to which they will receive severance benefits in the event their employment involuntarily terminates in connection with a change in control of Longview Fibre, conditioned upon the executive officer providing a general release of all claims. We entered into these agreements to induce these executives to remain employed and focused on the best interests of our shareholders in the event of a change in control. The amount of these severance benefits varies among the named executive officers and reflects the likelihood that a change in control will occur as of the date of the termination protection agreement.

In addition, under the terms of the STIP, each of the named executive officers will remain eligible to receive a pro rata portion of his STIP award for that year if his employment terminates by reason of retirement, disability, death, reduction in force or change in status and our performance for the year meets at least the threshold level of the applicable STIP performance goals. In the event of a change in control, each of the named executive officers will receive a pro rata portion of his STIP award for that year calculated based on our performance as of the date of the change in control.

We entered into a separation agreement with Lisa J. McLaughlin, our former Chief Financial Officer, in connection with her employment termination. Under the terms of this agreement, we agreed to pay to Ms. McLaughlin severance compensation. We entered into this agreement to clarify and resolve any disputes that may have existed between us arising out of the employment relationship and its termination, and any continuing obligations following the end of the employment relationship.

2006 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for each of our named executive officers for 2006. All numbers are rounded to the nearest dollar.

Name and Principal Position	Salary ($)	Bonus ($)	Change in Pension Value ($)		All Other Compensation ($)		Total ($)
Richard H. Wollenberg President, Chief Executive Officer and Chairman of the Board	$435,000	$21,750	$53,475		$11,418	(1)	$521,643
Steven J. Buhaly Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer	$80,769	$5,000	N/A		$18,253	(2)	$104,022
Lisa J. McLaughlin Former Senior Vice President, Chief Financial Officer	$178,615	—	$5,888		$437,706	(3)	$622,209
Frank V. McShane Senior Vice President, Chief Operating Officer-Manufacturing	$234,333	$12,500	$21,852		$11,044	(1)	$279,729
Kenneth D. Gettman Senior Vice President-Converted Products	$211,000	$10,550	$191,938		$19,899	(4)	$433,387
Robert B. Arkell Senior Vice President-Industrial Relations and General Counsel	$206,400	$10,320	$0	(5)	$17,940	(1)	$234,660

(1)	Consists of excess insurance payments and our matching contribution to our 401(k) plan.
(2)	Consists of fees of $18,000 paid for consulting services provided to us by Mr. Buhaly prior to the date of his employment and excess insurance payments.
(3)	Consists of excess insurance payments, our matching contribution to our 401(k) plan and severance payments of $427,932.
(4)	Consists of excess insurance payments, our matching contribution to our 401(k) plan, country club dues of $7,514 (which is the amount paid by us), airline board club fees, airfare reimbursement for Mr. Gettman’s spouse and a car allowance.
(5)	Mr. Arkell's change in pension value is -$10,514 and is treated as zero in the table.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding grants of plan-based awards for each of our named executive officers for 2006. All numbers are rounded to the nearest dollar.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Richard H. Wollenberg	$21,750	$65,250	$130,500
Steven J. Buhaly	$5,000	$10,000	$20,000
Lisa J. McLaughlin	$10,125	$20,250	$40,500
Frank V. McShane	$12,500	$25,000	$50,000
Kenneth D. Gettman	$10,550	$21,100	$42,200
Robert B. Arkell	$10,320	$20,640	$41,280

The following narrative discusses the material information necessary to understand the information in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Mr. Buhaly began employment with us on September 23, 2006. The awards shown in the Grants of Plan-Based Awards Table above consist of awards under the 2006 STIP. We determined to pay STIP awards to the named executive officers at the threshold level in spite of the fact that the performance goal was not met as discussed in Compensation Discussion and Analysis above, and these amounts are shown in the Bonus column of the Summary Compensation Table above.

Ms. McLaughlin received severance payments included in All Other Compensation in the Summary Compensation Table in an amount equal to 24 months’ base salary at her then current level, plus 75% of the payment she would have received under the 2006 STIP for the fiscal year ended December 31, 2006, had she been a participant in the plan for the entire fiscal year, as discussed further under Potential Post-Employment Payments below. In addition to the amount included in the summary compensation table above, Ms. McLaughlin may receive outplacement services in an amount not to exceed $30,000.

2006 PENSION BENEFITS TABLE

The following table provides information for each of our named executive officers regarding the actuarial present value of the officer’s accumulated benefit and years of credited service under our Employees’ Pension Plan. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. All monetary numbers are rounded to the nearest dollar.

Name	Plan Name	Number of Years Credited Service at 12/31/2006 (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Richard H. Wollenberg President, Chief Executive Officer and Chairman of the Board	Employees’ Pension Plan of Longview Fibre Company	18.339	$410,006	0
Steven J. Buhaly Chief Financial Officer, Senior Vice President-Finance, Secretary and Treasurer	Employees’ Pension Plan of Longview Fibre Company	0	N/A	N/A
Lisa J. McLaughlin Former Senior Vice President-Finance, Secretary and Treasurer	Employees’ Pension Plan of Longview Fibre Company	29.336	$538,512	0
Frank V. McShane Senior Vice President, Chief Operating Officer-Manufacturing	Employees’ Pension Plan of Longview Fibre Company	2.894	$49,804	0
Kenneth D. Gettman Senior Vice President-Converted Products	Employees’ Pension Plan of Longview Fibre Company	39.358	$969,919	0
Robert B. Arkell Senior Vice President-Industrial Relations and General Counsel	Employees’ Pension Plan of Longview Fibre Company	36.047	$438,613	$43,046

The following narrative discusses the material information necessary to understand the information in the Pension Plan Table above. The Employees’ Pension Plan is a broad-based, tax-qualified defined benefit plan that provides benefits upon retirement or other termination of employment to our eligible salaried and non-union employees, including our named executive officers. Benefits under the Employees’ Pension Plan are funded by us and are paid out of a trust. The valuation assumptions for the amounts shown in the Present Value of Accumulated Benefit column of the table above are described in Note 14 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Employees’ Pension Plan provides participants with an annual benefit (assuming payment in the form of a single life annuity commencing at age 65) equal to the greater of the following:

•

1.1% of the participant’s “ending compensation” times the participant’s years of service, plus 0.5% of the participant’s ending compensation in excess of the average of the Social Security wage base in effect for the participant, times the years of service, minus any benefits paid for those same years of service under our Employees’ Retirement Plan; and

•	$168 times the participant’s years of service, minus any benefits paid for those same years of service under our Employees’ Retirement Plan.

None of our named executive officers has accrued any benefits under the Employees’ Retirement Plan.

For purposes of the Employees' Pension Plan, a participant’s “ending compensation” is equal to one-fifth of the sum of the participant’s highest five calendar years of compensation out of the participant’s last 10 years of service preceding retirement or other termination of employment. These years do not need to be consecutive, but they must be within the participant’s last 10 years of service preceding retirement or other termination of employment. A participant’s compensation generally consists of all cash compensation paid to the participant by us (other than bonuses), plus any compensation deferred (or paid) by the participant into a 401(k) plan, Internal Revenue Code Section 125 (cafeteria) plan or transportation fringe benefit plan.

The amount of compensation taken into account for any calendar year is limited by the Internal Revenue Code. For 2006, this limit was $220,000. For 2007, it is $225,000. The Internal Revenue Code also limits the amount of benefits that can be paid from the Employees’ Pension Plan to any participant in any calendar year. However, none of the named executive officers has accrued benefits under the Employees’ Pension Plan in excess of these limits.

Participants vest in their benefits under the Employees’ Pension Plan upon the completion of five years of service. A participant will also vest upon becoming totally and permanently disabled while employed by us, regardless of his or her years of service. Only the participant’s vested benefit will be distributed.

The benefit formula described above calculates the participant’s annual normal retirement benefit assuming that it will be paid in the form of a single life annuity beginning as of the participant’s “normal retirement date,” which is the first day of month immediately following the participant’s attainment of normal retirement age. Normal retirement age is age 65 or, if later, the age of the participant upon completion of five years of service. Vested participants who have attained age 55 and completed at least 15 years of service may elect early retirement. However, the amount of the participant’s early retirement benefit payments will be reduced by 5% for each year that the payment commencement date precedes the participant’s 62nd birthday (except for participants who were born after 1954, for whom the reduction will be 5% for each of the first five years by which the payment commencement date precedes the participant’s 62nd birthday, by 6.2% for the sixth year that the payment commencement date precedes the participant’s 62nd birthday and by 5.6% for the seventh year that the payment commencement date precedes the participant’s 62nd birthday). Mr. Gettman is eligible for early retirement at the 5% reduction rate.

The normal form of payment for unmarried participants is a single life annuity providing monthly benefits to the participant for the remainder of the participant’s life, with all payments ceasing upon the participant’s death. The normal form of payment for married participants is an actuarially equivalent joint and 50% surviving spouse annuity. In addition, the Employees’ Pension Plan provides other annuity payment options that can be elected by participants. All payment options are actuarially equivalent to the single life annuity.

In addition to the benefits provided under the formula described above, we maintain supplemental cash balance accounts under the Employees’ Pension Plan for each participant who was on our active payroll on August 1, 2000, which includes all of our named executive officers, other than Mr. Buhaly and Mr. McShane. We established the supplemental cash balance accounts in 2001 with the benefit credited to each participant’s account equal to $1,100 per year of service completed by the participant as of August 1, 2000. This was a one-time event except for participants with less than five years of service, who could receive a subsequent benefit credit upon completing five years of service prior to June 1, 2006. The cash balance accounts earn interest during a calendar year based on the yield rate on 10-Year United States Treasury Constant Maturities for the November preceding that year. For 2006, this interest rate was 4.54%. For 2007, it is 4.60%. The balance in the cash balance account vests at the same time as the participant’s regular Employees’ Pension Plan benefit and generally will be paid at the same time and in the same form as the participant’s regular benefit under the Employees’ Pension Plan. (The annuity produced by the participant’s vested account balance will be actuarially equivalent to that balance.) However, the participant may elect to have it paid in a lump sum instead. The balances in the cash balance accounts of the participating named executive officers are included in the amounts shown for the Employees’ Pension Plan in the table above. However, the years of credited service for the cash balance accounts for each of the participating named executive officers are as follows: Mr. Wollenberg, 11 years; Ms. McLaughlin, 23 years; Mr. Gettman, 32 years; and Mr. Arkell, 29 years.

2006 POTENTIAL POST-EMPLOYMENT PAYMENTS

Termination Protection Agreements With Executive Officers

We have entered into termination protection agreements with each of the named executive officers. The termination protection agreements provide for the following severance compensation and benefits in the event employment is terminated without cause (as defined in the termination protection agreements) or voluntarily for good reason (as defined in the termination protection agreements and described in more detail below), in the case of Mr. Arkell, Mr. McShane and Mr. Wollenberg, within three years after a change in control, in the case of Mr. Gettman, within two years after a change in control, and in the case of Mr. Buhaly, within one year after a change in control:

•

the continuation of monthly pay in an amount equal to “minimum base salary” (as defined in the termination protection agreements) as in effect on the date of termination for, in the case of Messrs. Arkell, McShane and Wollenberg, three years, in the case of Mr. Gettman, two years, and in the case of Mr. Buhaly, one year, from the date of change in control;

•	the continuation of benefit plans for a period of time specified in the applicable termination protection agreement; and

•

a payment equal to the excess, if any, of the benefit the executive officer would have been entitled to receive under our defined benefit pension plan had he remained an employee for the additional period over which his salary is continued, as described above, over the benefit actually payable under such plan.

In the case of Mr. Arkell and Mr. Wollenberg, the amounts payable under the termination protection agreements will be reduced if the total value of the severance compensation and benefits exceeds three times the executive’s average annual income for the five calendar years preceding the termination of employment. In the case of Mr. Gettman, Mr. McShane and Mr. Buhaly, if the amounts payable under the termination protection agreements are considered “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such severance compensation and benefits will be reduced to the maximum amount that may be paid without imposition of the excise tax under Section 4999 of the Internal Revenue Code. The amounts shown for each of these executives in the table below have not been reduced to reflect the operation of these provisions.

The receipt of the severance compensation and benefits is conditioned upon the executive officer providing a general release of all claims. The continuation of base salary and benefit plans may be reduced to the extent the executive officer receives payment and/or benefits from another employer, and may be further reduced for, in the case of Mr. Gettman, Mr. McShane, and Mr. Buhaly, benefits received under any defined benefit pension or retirement plan maintained or contributed to by us. In the case of Mr. Arkell and Mr. Wollenberg, we are required to pay all legal fees and expenses incurred as a result of the termination of employment.

For purposes of the termination protection agreements, “good reason” is defined generally to include certain adverse changes in the executive’s duties or responsibilities, reductions in base salary or benefits, mandatory relocations of the executive’s primary place of employment and the failure to assume and perform the obligations under the termination protection agreements by any successor. For purposes of the termination protection agreements, “cause” means: willful misconduct significantly injurious to us, monetarily or otherwise; fraud, dishonesty, embezzlement, misrepresentation or theft of our property; conviction of or plea of no contest to a felony or any crime involving moral turpitude; breach of the termination protection agreement or any other agreements with us; unauthorized disclosure of our proprietary or confidential information or breach of any confidentiality/invention/proprietary information agreement(s) with us; violation of our code of ethics (if applicable), code of business conduct and ethics or any other employment rule, code or policy; failure or refusal to follow our lawful instructions; entry by a court of competent jurisdiction of an order, or a consent decree, barring the executive from serving as an officer or director of a public company; or failure to meet and sustain an acceptable level of performance (other than by reason of disability), which failure continues 30 days after we have given written notice.

Short Term Incentive Plan

In addition to the termination protection agreements described above, our named executive officers are entitled to a post-employment payment under the STIP. Upon retirement, disability, death or a reduction in force, the named executive officers are eligible to receive awards under the STIP, pro rated for the number of days in the performance period prior to the triggering event. On a change in status that makes the executive ineligible under the STIP, the executive will likewise be eligible for a pro rata award under the STIP as long as the executive had been eligible for at least six months and one day during the applicable performance period. Upon a change in control, the participating named executive officers are eligible to receive awards under the STIP, pro rated for the number of months in the current performance period up to the end of the month immediately preceding the month in which the change in control occurs.

Separation Agreement

Ms. McLaughlin resigned, effective as of September 25, 2006, as our Senior Vice President-Finance, Secretary and Treasurer. Ms. McLaughlin resigned from our Board of Directors effective October 27, 2006. In lieu of any payments under the termination protection agreement and STIP, Ms. McLaughlin received payments upon termination of her employment with us pursuant to a separation agreement entered into on October 27, 2006. Under the separation agreement, Ms. McLaughlin received a severance payment equal to two times her annual salary as a lump sum, a payment equal to 75% of the payment she would have received under the STIP if she had remained employed through the end of the year, paid in a lump sum when we make payments under the STIP. Ms. McLaughlin will also receive payments for medical and dental benefits for the lesser of 18 months or when she ceases to be entitled to COBRA continuation coverage. In addition to the amount included in the table above, Ms. McLaughlin may receive outplacement services in an amount not to exceed $30,000.

The following table provides information for each of our named executive officers, other than Ms. McLaughlin, regarding potential post-employment payments as if the applicable triggering event occurred on December 29, 2006, and provides information regarding actual payments for Ms. McLaughlin upon termination of her employment.

	Separation Agreement			Termination Protection Agreement Involuntary Termination or With Good Reason Following Change in Control			Short Term Incentive Plan
Name and Title	Salary	STIP	Benefits	Salary	Benefits	Pension (1)	Retirement, Disability, Death, Reduction in Force or Change in Status	Change in Control
Richard H. Wollenberg	—	—	—	$1,439,850	$73,420	$90,794	$21,631	$19,937
Steven J. Buhaly	—	—	—	$300,000	$15,375	$18,694	$4,973	$4,583
Lisa J. McLaughlin	$405,000	$7,594	$15,338	—	—	—	—	—
Frank V. McShane	—	—	—	$750,000	$23,097	$56,613	$12,432	$11,458
Kenneth D. Gettman	—	—	—	$422,000	$15,338	$198,319	$10,492	$9,671
Robert B. Arkell(2)	—	—	—	$683,184	$53,360	0	$10,263	$9,460

(1)	This column shows the present value of monthly benefits to be paid under our pension plan. In preparing these numbers, we assume an interest rate of 6%, no pre-retirement mortality, and post retirement mortality based on the RP-mortality table with rates projected to 2007 using the AA scale.
(2)	Mr. Arkell has been receiving payments since he reached age 65. His benefit upon his retirement date will be adjusted to reflect the benefits he has already received. Based on our calculations, we expect that the value of the benefits he has already received is greater than the additional benefits he has accrued since reaching age 65, meaning that the benefit he would receive at retirement would be unchanged from the benefit he is currently receiving. This is true even allowing for the additional benefits that would be calculated assuming his employment through the remainder of his current employment contract. Consequently, we do not expect any additional benefits to be payable to Mr. Arkell under the terms of this agreement if he were to terminate as of December 29, 2006.

Director Compensation

2006 DIRECTOR COMPENSATION TABLE

Our directors who are also employees do not receive any additional compensation for service as directors. See “Executive Compensation” above for information about compensation to Richard H. Wollenberg, our Chief Executive Officer and Chairman of the Board.

The following table sets forth information regarding compensation for our non-employee directors for 2006.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Rick L. Bentzinger	$51,000		$51,000
David L. Bowden	$64,750	$81,968	$146,718
M. Alexis Dow	$81,246		$81,246
Michael C. Henderson	$55,746		$55,746
Robert A. Kirchner	$82,496		$82,496
John R. Kretchmer	$79,492		$79,492
Curtis M. Stevens	$47,000		$47,000
Robert E. Wertheimer	$54,250	$97,404	$151,654
David A. Wollenberg	$60,750		$60,750

The following narrative discusses the material information necessary to understand the information in the Director Compensation Table above. Robert E. Wertheimer passed away in January 2007. Fees earned or paid in cash for 2006 included an annual cash retainer of $30,000 for each non-employee director, other than Curtis M. Stevens and Rick L. Bentzinger, who were each elected to the Board on April 6, 2006 and who each received retainers of $22,500. M. Alexis Dow received an additional cash retainer of $10,000 as the Chair of the Audit Committee, John R. Kretchmer received an additional cash retainer of $5,000 as Chair of the Compensation Committee, and Michael C. Henderson and Robert A. Kirchner each received an additional cash retainer of $2,500 as the Chairs of the Executive Committee and Nominating and Governance Committee, respectively. For 2007 the non-employee director annual cash retainer will increase to $35,000, the additional cash retainer for the Chair of the Compensation Committee will increase to $7,500, the additional cash retainer for the Chairs of the Executive Committee and Nominating and Governance Committee will increase to $5,000, and members of the Audit Committee, including the Audit Committee Chair, will receive an additional $5,000 cash retainer.

In addition to these annual cash retainers, each non-employee director receives additional fees paid in cash consisting of $1,500 for each in-person Board meeting attended, $1,000 for each in-person Committee meeting attended and half of each of those amounts for each telephonic meeting attended (or in-person meeting attended by telephone). In addition, we reimburse the non-employee directors for their reasonable out-of-pocket expenses when incurred. All Other Compensation for David L. Bowden and Robert E. Wertheimer consisted of payment for their respective accrued pension benefits under our Employees’ Pension Plan, which they each receive as former employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Longview Fibre Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

Compensation Committee Members:
Rick L. Bentzinger
Michael C. Henderson
John R. Kretchmer
Robert A. Kirchner

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated, each person named in the tables below has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person, subject to applicable community property laws.

Security Ownership of Certain Beneficial Owners

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2006 by each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Dimensional Fund Advisors LP(1) 1299 Ocean Avenue Santa Monica, CA 90401	5,227,602	7.95%
Barclays Global Investors, NA, et al.(2) 45 Fremont Street San Francisco, CA 94105	3,525,883	5.36%

(1)	Based on a Schedule 13G/A, filed February 9, 2007, of Dimensional Fund Advisors LP, a registered investment advisor. Dimensional Fund Advisors LP disclaims beneficial ownership of all shares shown as beneficially owned.
(2)	Based on a Schedule 13G, filed January 23, 2007, of Barclays Global Investors, NA, a bank; Barclays Global Fund Advisors, a registered investment advisor, located at 45 Fremont Street, San Francisco, CA 94105; Barclays Global Investors, Ltd, a bank, located at Murray House, 1 Royal Mint Court, London, EC3N 4HH; Barclays Global Investors Japan Trust and Banking Company Limited, a bank, located at Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan; and Barclays Global Investors Japan Limited, a registered investment advisor, located at Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan. Barclays Global Investors NA exercises sole voting power with respect to 1,561,048 shares and sole dispositive power with respect to 1,843,089 shares. Barclays Global Fund Advisors exercises sole voting and dispositive power with respect to 1,682,794 shares. Barclays Global Investors, Ltd, Barclays Global Investors Japan Trust and Banking Company Limited and Barclays Global Investors Japan Limited do not exercise any voting or dispositive power with respect to any shares.

Security Ownership of Management

The following table sets forth information regarding beneficial ownership of our common stock as of January 31, 2007 by each of our directors, executive officers and named executive officers and by our directors and executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Richard H. Wollenberg	2,443,864	(1)(2)(3)	3.72%
Robert B. Arkell	7,200		*
Richard J. Parker	2,294		*
Kenneth D. Gettman	8,489		*
Steven J. Buhaly	—		*
Frank V. McShane	—		*
Blake S. Rowe	534		*
Lisa J. McLaughlin(4)	877		*
Rick L. Bentzinger	—		*
David L. Bowden	39,810	(5)	*
M. Alexis Dow, CPA	1,359		*
Michael C. Henderson	1,260		*
Robert A. Kirchner	9,945		*
John R. Kretchmer	8,154	(6)	*
Curtis M. Stevens	—		*
David A. Wollenberg	2,119,219	(2)(7)	3.22%
Directors and executive officers as a group (15 persons)	2,674,362	(1)(2)(3)(5)(6)(7)	4.07%

*	Less than 1%.
(1)	Includes 173,558 shares beneficially owned by members of Richard H. Wollenberg’s immediate family, as to 120,179 shares of which Mr. Wollenberg disclaims any beneficial interest. Excludes 2,002,907 shares owned by The Wollenberg Foundation (the “Foundation”). Mr. Wollenberg is one of three trustees of the Foundation and shares the power to vote the shares held by the Foundation.
(2)	Includes 1,967,766 shares owned by The Wollenberg Family LLC (the “LLC”). Each of Richard H. Wollenberg and David A. Wollenberg is a manager of and has a 14.0802% interest in the LLC and shares the power to vote the shares held by the LLC.
(3)	Includes 85,020 shares held by the Leone B. Wollenberg Generation Skipping Trust (the “Trust”). Richard H. Wollenberg is the Personal Representative/Trustee and as such holds voting control but has no beneficial interest in the shares held by the Trust.
(4)	In 2006, Ms. McLaughlin served as Senior Vice President-Finance, Secretary and Treasurer until September 22, 2006.
(5)	Includes 16,843 shares owned by David L. Bowden and his spouse as joint tenants with right of survivorship, as to which Mr. Bowden shares voting and investment power.
(6)	Consists of shares beneficially owned by John R. Kretchmer in his capacity as trustee for The Kretchmer Family Trust, of which Mr. Kretchmer is one of two trustees and shares the power to vote the shares held by The Kretchmer Family Trust.
(7)	Includes 59,339 shares beneficially owned by members of David A. Wollenberg’s immediate family, as to which shares Mr. Wollenberg disclaims any beneficial interest. Excludes 2,002,907 shares owned by the Foundation. Mr. Wollenberg is one of three trustees of the Foundation and shares the power to vote the shares held by the Foundation.

On February 2, 2007, we entered into an Agreement and Plan of Merger pursuant to which Brookfield Asset Management, Inc., will acquire all of our outstanding shares of common stock for $24.75 per share in cash. Brookfield is a publicly traded New York Stock Exchange company headquartered in Toronto, Canada, and currently manages 2 million acres of timberlands in North and South America. Brookfield filed a Schedule 13D on March 29, 2007 pursuant to which Brookfield and Partners Limited, an affiliate of Brookfield, reported joint beneficial ownership of 6,393,536 shares, or 9.7%, of our common stock. We expect the acquisition to close in the second quarter of 2007, subject to approval by our shareholders, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We have filed a proxy statement and other relevant materials with the Securities and Exchange Commission, including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Approving Transactions With Related Persons

The Audit Committee of the Board of Directors has the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance, but has not adopted a written policy or procedures governing its approval of transactions with related persons.

Transactions With Related Persons

We employ immediate family members of one former director and one of our executive officers. None of these immediate family members is one of our executive officers. The son of one of our former directors, Robert E. Wertheimer, received approximately $98,000 in compensation for his services in fiscal year 2006. The son-in-law of one of our executive officers, Richard J. Parker, received approximately $66,000 in compensation for his services in fiscal year 2006. In addition, the son-in-law of one of our directors, Robert A. Kirchner, is General Counsel for J. H. Kelly, which effective on March 30, 2007 became one of our maintenance contractors. We paid their predecessor approximately $2.0 million for services in 2006.

As discussed above under Item 12 of this report, on February 2, 2007 we entered into an Agreement and Plan of Merger in which Brookfield Asset Management, Inc. will acquire all of our outstanding shares of common stock for $24.75 per share in cash. On March 29, 2007, Brookfield filed a Schedule 13D in which Brookfield and Partners Limited, an affiliate of Brookfield, reported joint beneficial ownership of 6,393,536 shares, or 9.7%, of our common stock. Technically, Brookfield is now a related person by virtue of owning more than 5% of our common stock and the acquisition is now a transaction with a related person. See the disclosure under Item 12 of this report and in our proxy statement and other relevant materials filed with the Securities and Exchange Commission for additional information about the acquisition transaction. This transaction was not approved pursuant to our policies and procedures for approving transactions with related persons described above because at the time we entered into the Merger Agreement, Brookfield was not a related person.

Director Independence

Pursuant to New York Stock Exchange listing standards, our Board of Directors has adopted a formal set of categorical director independence standards with respect to the determination of director independence that includes the criteria set forth in Section 303A.02(b) of the New York Stock Exchange listing standards. In accordance with these standards, a Director must be determined to have no material relationship with us other than as a Director. Applying these standards, the Board of Directors has determined that R. L. Bentzinger, M. A. Dow, M. C. Henderson, R. A. Kirchner, J. R. Kretchmer and C. M. Stevens are independent. The full text of our director independence qualification standards is available in the Investor Relations section of our website at www.longviewfibre.com.

Item 14. Principal Accountant Fees and Services.

Fees and Services

A summary of the fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the year ended December 31, 2006, the two-month transition period ended December 31, 2005, and the year ended October 31, 2005 is as follows:

Period	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
Year Ended December 31, 2006	$1,284,508	$211,469	$8,400	$14,569
Two Months Ended December 31, 2005	$246,701	0	0	0
Fiscal Year Ended October 31, 2005	$1,241,159	$280,324	$3,900	$0

For the year ended December 31, 2006, Audit-Related Fees were associated with our Form S-3 filings, professional services related to review and assessment of our internal control over financial reporting, research and consultation related to the conversion to a real estate investment trust (REIT) and other professional services. Tax Fees were incurred to review our federal income tax return for the year ended October 31, 2005 and the two months ended December 31, 2005. All Other Fees were incurred to obtain a license and subscription service to an on-line tool used to research accounting issues.

There were no Audit Related Fees, Tax Fees, or All Other Fees incurred for the two-month period ended December 31, 2005.

For the fiscal year ended October 31, 2005, Audit-Related Fees were incurred for the review of earnings and profits calculations related to the conversion to a REIT, research related to REIT accounting issues and financial statement presentations, accounting and internal control consultations and other professional fees. For the fiscal year ended October 31, 2005, Tax Fees were incurred to review our federal income tax return for the year ended October 31, 2004.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. Engagements for proposed services either may be separately pre-approved by the Audit Committee (“separate pre-approval”) or entered into pursuant to detailed pre-approval policies and procedures established by the Audit Committee, as long as the Audit Committee is informed on a timely basis of any engagement entered into on that basis (“general pre-approval”). General pre-approval is typically provided for up to one year, is detailed as to the particular service or category of services and is subject to a specific budget. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require separate pre-approval by the Audit Committee. For both types of pre-approval, the Audit Committee considers whether the services are consistent with the SEC’s rules on auditor independence and all other applicable laws and regulations. The Audit Committee of the Board of Directors pre-approved all fees billed by our independent registered public accounting firm for the year ended December 31, 2006, for the two months ended December 31, 2005, and for the fiscal year ended October 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of our Form 10-K, as amended.

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

LONGVIEW FIBRE COMPANY

By:	/s/ S. J. BUHALY	Date: April 12, 2007
S. J. Buhaly Chief Financial Officer, Senior Vice President—Finance, Secretary and Treasurer

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

3.2	Bylaws of Longview Fibre Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2006 (File No. 001-10061))

4.1

Long-term debts that do not exceed 10% of the total assets of Longview Fibre Company, details of which will be supplied to the Commission upon request:

Senior Notes due through 2010 (7.25%-8.83% at October 31, 2005) $124,500,000

Revenue Bonds payable through 2018 (floating rates, 2.70% through 2.85% at October 31, 2005) $14,500,000

4.2	Indenture dated as of January 25, 2002 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)

4.3	Supplemental Indenture dated as of December 30, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

4.4	Rights Agreement dated as of March 1, 1999 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))

4.5	Registration Rights Agreement dated January 25, 2002 (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 dated March 4, 2002)

10.1	Form of Termination Protection Agreement (incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-10061))(*)

10.2	Credit Agreement dated as of December 15, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

10.3	Credit Agreement dated as of December 23, 2005 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 23, 2005 and filed December 30, 2005 (File No. 001-10061))

10.4	Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (File No. 001-10061))(*)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board

31.2	Rule 13a-14(a)/15d-14(a) Certification by S. J. Buhaly, Chief Financial Officer, Sr. Vice President-Finance, Secretary and Treasurer

32.1	Section 1350 Certification by R. H. Wollenberg, President, Chief Executive Officer and Chairman of the Board.(+)

32.2	Section 1350 Certification by S. J. Buhaly, Chief Financial Officer, Sr. Vice President—Finance, Secretary and Treasurer(+)

99.1	Salary Savings Plan—Trust Agreement(*+)

99.2	Hourly Savings Plan—Trust Agreement(+)

99.3	Branch Hourly Savings Plan—Trust Agreement(+)

99.4	Salary Savings Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.5	Salary Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.6	Salary Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))(*)

99.7	Salary Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))(*)

99.8	Salary Savings Plan—Amendment No. 4 (incorporated by reference to Exhibit 99.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))(*)

99.9	Salary Savings Plan—Amendment No. 5 (incorporated by reference to Exhibit 99.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (File No. 001-10061))(*)

99.10	Salary Savings Plan—Amendment No. 6(*+)

99.11	Salary Savings Plan—Amendment No. 7(*+)

99.12	Hourly Savings Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.13	Hourly Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.14	Hourly Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.15	Hourly Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

99.16	Hourly Savings Plan—Amendment No. 4 (incorporated by reference to Exhibit 99.14 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.17	Hourly Savings Plan—Amendment No. 5 (incorporated by reference to Exhibit 99.15 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.18	Hourly Savings Plan—Amendment No. 6(+)

99.19	Hourly Savings Plan—Amendment No. 7(+)

99.20	Branch Hourly Savings Plan (incorporated by reference to Exhibit 99.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.21	Branch Hourly Savings Plan—Amendment No. 1 (incorporated by reference to Exhibit 99.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.22	Branch Hourly Savings Plan—Amendment No. 2 (incorporated by reference to Exhibit 99.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 001-10061))

99.23	Branch Hourly Savings Plan—Amendment No. 3 (incorporated by reference to Exhibit 99.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 001-10061))

99.24	Branch Hourly Savings Plan—Amendment No. 4 (incorporated by reference to Exhibit 99.20 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.25	Branch Hourly Savings Plan—Amendment No. 5 (incorporated by reference to Exhibit 99.21 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 001-10061))

99.26	Branch Hourly Savings Plan—Amendment No. 6(+)

99.27	Branch Hourly Savings Plan—Amendment No. 7(+)

*	Indicates management contract or compensatory plan or arrangement.
+	Previously filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 27, 2007.